Form 10-K405
period 1998-12-31
HOME INTERIORS & GIFTS INC
filed 1999-03-16
CIK 1067541

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to ______________

                        Commission file number 333-62021

                          HOME INTERIORS & GIFTS, INC.
             (Exact name of registrant as specified in its charter)

                          TEXAS                                                      75-0981828
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


         4550 SPRING VALLEY ROAD
              DALLAS, TEXAS                                                             75244
(Address of principal executive offices)                                              (Zip Code)

      Registrant's telephone number, including area code: (972) 386-1000.

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The common stock of the registrant is not publicly registered or traded and therefore no market value, whether held by affiliates or non-affiliates, can readily be ascertained.

As of March 10, 1999, 15,234,422 shares of the Company's Common Stock, par value $0.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Founded in 1957, Home Interiors & Gifts, Inc., a Dallas based Texas corporation (the "Company"), believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's products include framed artwork and mirrors, plaques, candles and candle holders, figurines, planters, artificial floral displays, wall shelves and sconces (the "Products"). The Company sells the Products to non-employee, independent contractor sales representatives ("Displayers") who resell the Products using the "party-plan" method to conduct in-home gatherings or shows ("Shows") for potential customers. The Company believes that in-home Shows provide a comfortable environment where the unique benefits and attributes of the Company's Products can be demonstrated in a more effective manner than the typical retail setting. As of December 31, 1998, the Company sold its Products to approximately 54,500 Displayers, 52,800 of whom were located in the United States and the remainder of whom were located in Mexico and Puerto Rico.

         The Company purchases Products from a select number of independent suppliers and its own subsidiaries. Approximately one-third of the dollar volume of Products purchased by the Company in 1998 were purchased from and manufactured by the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The following is a brief description of the Company's subsidiaries, each of which is wholly-owned except as indicated:

         o Dallas Woodcraft, Inc. ("DWC") manufactures framed art work and mirrors using custom-designed equipment.

         o GIA, Inc. ("GIA") and Homco, Inc. ("Homco") manufacture various types of molded plastic products using custom-designed equipment.

         o Laredo Candle Company L.L.P. ("Laredo Candle"), which is owned 60% by the Company, was recently established and is anticipated to begin manufacturing candles in late 1999.

         o Spring Valley Scents, Inc. ("SVS") purchased candles from a third party and resold the candles to the Company until February 1999. Once Laredo Candle is operational in late 1999, it will replace the business previously done through SVS. In the interim, candles will be purchased directly from such third party.

         o Homco de Mexico, S.A. de C.V. and Homco Puerto Rico, Inc. provide sales support services to the international Displayers.

         Since its inception, the Company has sold a coordinated line of Products to Displayers, a group of independent and self-confident women who operate their own businesses by purchasing the Products from the Company and reselling them to customers. The Company continues to stress the importance and dignity of women, a philosophy adopted by its founder, Mary Crowley. This philosophy remains deeply imbedded in the Company's training, motivation and selling strategies. The Company believes that this philosophy has contributed to its ability to attract and retain loyal Displayers and to distinguish its products in the marketplace by the value placed on the integrity of Displayers and quality of the Company's customer service and products. The Company also believes that by providing Displayers with the appropriate support and encouragement, Displayers can achieve personally satisfying and financially rewarding careers by enhancing the home environments of their customers.

         See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Recapitalization."

PRODUCTS

         Product Line. The Company's product line consists of approximately 850 items. The best selling Products are framed artwork and mirrors, plaques, figurines, candles and candle holders, sconces and artificial floral displays. Most of the Products are designed for display and sale in coordinated decorative groupings, which encourages customers to purchase several accessories to achieve a "complete" look. In general, the Products fit within design categories that are favored by Displayers and their customers, such as American (including Western and Country themes), Victorian and Traditional. The Company offers a limited selection of seasonal Products, primarily for the Christmas season.

         Prices. Products are targeted to women who are interested in decorating their homes, but have a limited budget. The Company's Products are primarily sold throughout the continental United States at suggested retail prices generally below $100 per item, with approximately 80% of the Products ranging in price from $7 to $30. Although Displayers may sell the Products at any price, the Company believes that most Displayers charge the Company's suggested retail prices. The Company believes that the suggested retail prices of the Products are lower than the prices of products of similar quality and design available from other sources, thereby offering the Displayers' customers excellent value. In addition, unlike many other direct sales companies which the Company believes charge their customers shipping costs, the Company delivers its Products to the Displayers free of charge if minimum order sizes are met.

         Product Design and Introduction Process. Because the Company believes that it is important to its success to develop and introduce new Products that anticipate and reflect changing consumer preferences, the Company's merchandise department regularly coordinates new Product introductions. Members of that department attend furniture and home-furnishings trade markets, frequently meet with Displayers and suppliers and assemble information from retail stores and retail research sources to determine consumer buying trends, thereby enabling them to analyze the marketability of existing Products and identify and design new Products. Products are frequently evaluated to determine whether they should be modified or removed from the product line. The Company annually distributes numerous proposed or prototype items to selected Displayers for review, including a determination of whether the proposed suggested retail prices are attractive. Based on that review, the Company replaces approximately one-third of its Products each year with new items.

SALES METHODS AND ORGANIZATION

         Displayers. The Company's marketing and sales strategy is focused on motivating Displayers to purchase the Products from the Company and resell them to their customers. Because the Company does not use mail-order catalogs, retail outlets or other methods of distribution, it is entirely dependent on Displayers to purchase and sell the Products. No Displayer is an employee of the Company, and, as independent contractors, all Displayers are responsible for operating their own businesses. Displayers generally work on a part-time basis.

         Displayers can profit from the difference between the purchase price of the Products paid to the Company and the sales price charged to their customers, which for Displayers who are not directors is their principal source of profit. If Displayers sell the Products at the suggested retail prices, they generally can earn 40% gross profit. Displayers can also earn money and prizes based on the dollar amount of Products purchased from the Company by them and the Displayers they have recruited. In addition, Displayers can benefit from periodic discounts and incentives offered by the Company. See "-- Training and Sales Support."

         Generally, Displayers pay for Products ordered from the Company at the time the order is placed, although the Company typically provides each Displayer an unsecured line of credit of up to $2,000. The Company periodically modifies each Displayer's credit limit based on her sales volumes.

         Displayers are contractually prohibited from marketing goods other than the Products at Shows conducted for the purpose of selling Products. In addition, Displayers who become qualified trainers ("Trainers") or directors are prohibited from working for or selling the products of any other direct selling company whose products or services directly compete with the Company's.

         Shows. The principal sales method used by Displayers is the "party plan," in which Displayers conduct Shows in the homes of other women who, by arrangement with the Displayers, serve as hostesses for the Shows ("Hostesses"). Each Show is attended by guests who have been invited by the Hostess for that Show. At a Show, a Displayer will display representative groups of Products and color brochures showing the Company's entire product line. The typical Show lasts several hours. Initially, the Displayer demonstrates the Products, but most of the time is devoted to each guest's decorating interests or needs and to taking orders for Products. Typically, Products are paid for at the time they are ordered and are delivered to the Hostess within two weeks after the Show. The Company believes that Shows create group enthusiasm for the Products, enable Displayers to increase sales, offer the opportunity for Displayers to develop new customers and provide Displayers the opportunity to recruit new Hostesses and Displayers. At each Show, in addition to selling Products, Displayers promote to the guests the benefits of being a Hostess or Displayer.

         Hostesses are critical to a Displayer's success. A Hostess is responsible for inviting the guests, or prospective customers, to a Show and later for distributing the purchased Products to each customer. To reward the Hostess for her efforts, the Displayer purchases redeemable coupons ("Hostess merits") from the Company and provides her Hostess with Hostess merits commensurate with the sales generated at the Show and with the number of guests who agree to become a Hostess for a future Show. The Hostesses may redeem Hostess merits for Products which are available exclusively to Hostesses. In mid-1996, the Company introduced an incentive program (the "Hostess Bonus Buy Program") which allowed Hostesses who achieved specified Show sales levels to purchase Products at substantial discounts.

         In addition to sales generated at Shows, Displayers also receive orders generated from Product brochures which are distributed at Shows or by Displayers and Hostesses at other locations. Each brochure is produced by the Company's in-house photography studio and contains pictures of the Products. The Company produces both quarterly brochures containing the Company's complete product line and supplemental monthly brochures containing the newest and most popular Products. All brochures have a place for the Displayer to insert her personal contact information since Products cannot be purchased by customers directly from the Company.

TRAINING AND SALES SUPPORT

         Field Organization. The Company's training and sales support for Displayers is designed to promote contact between less experienced or active Displayers and more experienced or active Displayers. The Company groups Displayers into "Units" for training and motivational purposes. In the United States, the number of Displayers in a Unit ranges from 15 to 280, with an average of approximately 68 Displayers. Approximately 770 Units are headed by either a "Branch director" or a "Unit director" and each Unit is grouped with other Units to constitute a "Branch." The number of Units in a Branch ranges from five to twelve, with an average of approximately eight Units. As of December 31, 1998, there were approximately 100 Branches in the United States, each of which was headed by a Branch director. In addition, Branches are grouped into "Districts," and twelve District directors travel the United States, Mexico and Puerto Rico, motivating, training and inspiring Branch directors. All "directors" are independent contractors and not employees of the Company.

         Recruiting and Training. Because the average annual Displayer turnover during the last three years approximated 40%, it is vital to the Company's success to consistently recruit new Displayers. Accordingly, the Company provides Displayers with additional financial rewards and the possibility of promotions to different director categories for recruiting Displayers who become successful saleswomen. The Company's ability to recruit, train, motivate and retain Displayers depends upon, among other things:

         o the managerial capabilities and personal charisma of the Company's senior management;

         o the Company's ability to offer an attractive business opportunity to Displayers by enabling them to achieve acceptable profit margins on the resale of Products;

         o the Company's ability to provide adequate and timely recruiting and training incentives to existing Displayers;

         o    the introduction of new Products and marketing concepts;

         o the effectiveness of the Company's commission and incentive programs and discounts; and

         o    general economic conditions.

         As part of their marketing and sales activities, Displayers seek to identify and recruit new Displayers, typically women who have attended Shows. Once a candidate is identified, a qualified person in the recruiting Displayer's Unit typically interviews the candidate to explain the opportunities, time commitment, start-up costs, training and other activities a Displayer can expect to experience.

         Though any Displayer can recruit an individual, only Displayers who are Trainers may train a Displayer candidate. To become a Trainer, a Displayer must have demonstrated previous recruiting success, have been recommended by her Branch director and have attended training classes at the Company's headquarters. The Company has certified approximately 2,000 of its Displayers as Trainers who earn commissions on the Product sales of recruits they train. In 1998, Trainers earned commissions of $3.2 million. When the recruiting and sales volume of a Trainer and her recruits reach certain levels, she may be permitted to form a new Unit and become a Unit director.

         The Company believes that training is a critical component of a Displayer's success. The Company emphasizes sales of the Products and typically requires all recruits to participate in an intensive sales-education program. The Company encourages Displayers to recruit new Displayers who will sell Products to customers rather than merely purchasing items for personal consumption. In contrast, the Company believes that many other direct selling companies encourage recruiting of new sales people irrespective of the future sales potential of the new recruits. The training program includes studying a "training portfolio," instruction by a Trainer and observing several Shows conducted by experienced Displayers. The training portfolio consists of video tapes, audio tapes and a corresponding workbook that describe the Company, the process of contacting Hostesses and booking Shows, conducting Shows and managing a home-based business. New Displayers also obtain detailed instructions from their Trainer about the Products, fundamental elements of home decorating and methods for conducting successful Shows.

         Continuing Training and Motivation. The Company believes that Company-sponsored continuing training and motivation of Displayers is critical to Displayer morale and, therefore, to the Company's sales. The Company hosts a three-day annual seminar for all Displayers. At that seminar, the Company provides motivational speakers, product displays, entertainment and meals, and conducts ceremonies to recognize the Displayers. The Company also sponsors one-day or two-day "rallies" every August, at locations across the United States, to introduce the Company's fall product line, including its Christmas seasonal merchandise.

         Every two weeks, the Company mails each Displayer a newsletter that announces new incentive programs or discounts, discusses selling techniques, motivational strategies and Product status, as well as recognizes successful Displayers. Unit directors typically hold weekly sales meetings for the Displayers in their Unit, and Branch directors hold quarterly meetings for the Unit directors and the Displayers in their Branch to discuss selling techniques, motivation strategies, Product introductions and sales recognition.

         Incentive Programs. In addition to the 40% gross profit Displayers can earn through the purchase and resale of the Products, the Company provides incentives to Displayers by rewarding top-performing Displayers with cash, vacation trips, gifts and other prizes. The incentive rewards, which vary annually, are based on the volume of Products purchased from the Company by a Displayer. The Company also provides a variety of discount programs in connection with Product purchases and rewards Displayers who recruit other Displayers who become successful saleswomen.

         Remuneration. Directors can earn commissions at varying rates based on the volume of Product purchases of the Displayers they service. Directors are also eligible for performance bonuses. Branch and Unit Directors earned commissions, including performance bonuses, of $40.0 million in 1998. District directors also receive a monthly amount for each Unit they service, plus an annual payment based on the percentage of their District's annual increase in Product purchases. District directors earned $3.1 million in 1998. In addition, Branch directors and District directors are reimbursed for certain travel and other expenses. Reimbursed expenses totaled $4.3 million in 1998.

PRODUCT SUPPLY AND MANUFACTURING

         Approximately one-third of the dollar volume of Products purchased by the Company in 1998 were purchased from and manufactured by the Company's subsidiaries. The Company manufactures framed artwork and mirrors, plaques, and various types of molded plastic products through the use of custom-designed equipment. To date, the Company has been able to secure an adequate supply of raw materials for its manufacturing operations from numerous sources and the Company does not expect any material interruptions in the supply of raw materials it uses to manufacture Products.

         Products not manufactured by the Company are purchased from approximately 25 foreign and domestic suppliers. The Company is either the largest or the only customer of many of its suppliers and most of its Products are manufactured exclusively for the Company. The Company believes that its relationships with its suppliers are good. The Company has not had any material interruptions in the supply of Products it purchases from suppliers. Other than H.T. Ardinger & Son Company and Oxford International, which supplied the Company with 14% and 12%, respectively, of its Products in 1998, no third-party supplier furnished the Company with more than 10% of its Products during 1998. See "Item 13. Certain Relationships and Related Transactions -- Relationships with H.T. Ardinger & Son Company." Many of the Company's supplier relationships have existed for more than 20 years, and the Company has experienced little supplier turnover in the recent years. However, because the Company has no written supply agreement with any supplier, each relationship may be terminated at any time by either party.

PRODUCT DISTRIBUTION

         Displayers typically submit purchase orders to the Company's headquarters weekly, with each Displayer being assigned one order processing day. Upon receipt, orders are recorded and the Displayer's recent sales activity and credit and accounts receivable status are automatically verified. Each purchase order is then forwarded to one of the Company's distribution centers, where it is filled and shipped generally on the same day it is received.

         Because the Products vary significantly in size, the Company fills orders manually. The Company has been able to achieve freight savings, minimize Product damage and returns and increase timely delivery by, among other things,
(i) using an order-checking system which uses electronic scanners and bar codes to minimize errors in filling orders, (ii) packaging each order in standard-sized boxes, and (iii) preparing shipping labels that are tailored to the requirements of each specific common carrier. The Company is able to track each order shipped through approximately 100 common carriers.

         To minimize shipping costs, the Company utilizes a two-step process in which common carriers ship full truck loads of Products to approximately 190 regional delivery sites where locally-based freight distributors ("Local Distributors") sort the full loads and deliver the Products to each Displayer. Approximately 75% of the Products shipped by the Company are delivered in this manner. In cases where Local Distributors are not used, the Products are shipped by common carriers directly to Displayers.

         When the Displayer receives her bulk packaged order, she unwraps, inspects and repackages the items for individual customers and typically delivers them to her Hostesses for delivery to the customers. Displayers sometimes contact customers to confirm their satisfaction with their Products. Multiple contacts with Hostesses and customers provide Displayers with opportunities to provide information regarding the Company and its Products, which assist in the Displayers' sales and recruiting efforts.

COMPETITION

         The Company operates in a highly competitive environment. Products sold by the Company compete with products sold elsewhere, including department and specialty stores, mail order catalogs and other direct-sales companies. The Company competes in the sale of Products on the basis of quality, price and service. Because of the number of Products it manufactures and its relatively small number of suppliers of finished Products, the Company is able to exercise some control over the quality and price of the Products. This allows Displayers to charge prices within a range believed to be acceptable to their customers.

         The Company also competes with other direct-selling organizations, even those whose products may not compete with the Products, in recruiting and retaining Displayers. The Company's future success will also require the recruitment, retention and integration into the Company's business of other highly qualified management and sales, marketing and product development personnel.

EMPLOYEES

         At December 31, 1998, the Company employed approximately 1,400 persons, principally in the Dallas, Texas metropolitan area. None of the employees of the Company are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.

         The Company owns the following properties used for the purposes set forth below:


                                                                              APPROXIMATE
      LOCATION(1)                   PURPOSE                                 SQUARE FOOTAGE
      -----------                   -------                                 --------------
Farmers Branch              Headquarters (office and warehouse facility)        325,000
Dallas                      Manufacturing facility                              209,000
McKinney                    Manufacturing and warehouse facility                192,000
Grand Island, Nebraska      Manufacturing facility                              140,000
Frisco                      Distribution facility                                86,000
Coppell                     Distribution facility                                79,000
North Carrollton            Distribution facility                                54,000
Garland                     Distribution facility                                54,000
Lewisville                  Warehouse                                            25,000
Coppell                     Meeting and training facility                        16,000
Laredo (2)                  Manufacturing facility                              103,000

------------------

         (1)  All cities are located in Texas, except as noted
         (2) Laredo Candle (owned 60% by the Company) has commenced construction on its candle manufacturing facility in Laredo, Texas. It is anticipated that this facility will be completed in late 1999.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including product liability claims. The Company is not currently a party to any material litigation and is not aware of any litigation threatened against it that could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is also subject to certain environmental proceedings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's common stock, $0.10 par value. As of March 10, 1999, the Company had outstanding 15,234,422 shares of common stock held by approximately 187 shareholders.

         Holders of common stock are entitled to share ratably in dividends, if and when declared by the Company's Board of Directors (the "Board") out of funds legally available therefor. Dividends of $0.0625 per share of common stock were paid for each of the first three quarters of 1997 and a dividend of $0.1125 was paid for the fourth quarter of 1997. Dividends of $0.075 were paid for the first quarter of 1998. The Company has not paid any dividends on its common stock since the closing in June 1998 of the transactions that were the subject of the Agreement and Plan of Merger, dated April 13, 1998, by and between the Company and Crowley Investments, Inc. ("CII") (the "Merger Agreement"). The Company is also restricted in the amount of dividends that may be paid to holders of common stock pursuant to the credit agreement with its principal lenders (the "Senior Credit Facility") and the Indenture, dated as of June 4, 1998 (the "Indenture"), between the Company, certain of its subsidiaries, as guarantors, and United States Trust Company of New York, as trustee, pursuant to which the Company issued its 10 1/8 % Senior Subordinated Notes Due 2008 (the "Notes"). Since the terms of the Notes and the Company's Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following summary is intended to highlight certain information contained elsewhere in this report. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" elsewhere in this report for greater detail.


                                                                            YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                         1994           1995           1996            1997            1998
                                                     ------------   -----------   ------------    ------------   ------------
                                                                  (Dollars in thousands, except Displayer data)
STATEMENT OF OPERATIONS DATA:
Net sales                                            $ 515,341       $ 482,950       $ 434,299       $ 468,845       $ 490,223
Cost of goods sold                                     262,623         261,806         225,137         239,664         242,343
                                                     ---------       ---------       ---------       ---------       ---------
Gross profit                                           252,718         221,144         209,162         229,181         247,880
Selling, general and administrative:
  Selling                                               73,276          72,857          69,964          74,010          81,124
  Freight, warehouse and distribution                   43,116          41,041          37,842          41,844          44,718
  General and administrative                            28,841          25,398          20,096          23,921          21,204
  (Gains) losses on the sale of assets                     209             (14)         (2,077)           (198)         (6,375)
  Recapitalization expenses(1)                              --              --              --              --           6,198
                                                     ---------       ---------       ---------       ---------       ---------
    Total selling, general and administrative          145,442         139,282         125,825         139,577         146,869
                                                     ---------       ---------       ---------       ---------       ---------

Operating income                                       107,276          81,862          83,337          89,604         101,011
Other income (expense):
  Interest income                                        6,439           2,470           5,113           7,985           5,563
  Interest expense                                         (93)             (2)           (503)           (362)        (27,532)
  Other income                                              88             529             456           2,884           1,020
                                                     ---------       ---------       ---------       ---------       ---------
Other income (expense), net                              6,434           2,997           5,066          10,507         (20,949)
                                                     ---------       ---------       ---------       ---------       ---------

Income before income taxes                             113,710          84,859          88,403         100,111          80,062
Income taxes                                            42,737          35,315          33,957          37,919          31,807
                                                     ---------       ---------       ---------       ---------       ---------
Income from continuing operations                    $  70,973       $  49,544       $  54,446       $  62,192       $  48,255
                                                     =========       =========       =========       =========       =========
Net income(2)                                        $  70,522       $  49,544       $  54,446       $  62,192       $  48,255
                                                     =========       =========       =========       =========       =========
OTHER FINANCIAL DATA:
Gross profit percentage                                   49.0%           45.8%           48.2%           48.9%           50.6%
EBITDA(3)                                            $ 112,171       $  85,944       $  84,610       $  92,019       $ 104,567
EBITDA margin(4)                                          21.8%           17.8%           19.5%           19.6%           21.3%
Cash flows provided by (used in):
  Operating activities                               $  66,850       $  64,746       $  57,507       $  60,285       $  59,147
  Investing activities                                (152,376)         (1,394)         (8,808)        (67,023)         69,083
  Financing activities                                 (11,242)        (16,760)         (6,086)        (21,760)       (191,329)
Depreciation and amortization                            4,686           4,096           3,350           2,613           3,170
Capital expenditures                                     3,135           1,408           2,126           4,617           8,443
DOMESTIC DISPLAYER DATA:
Number of orders shipped                               754,439         782,996         710,008         732,202         765,967
Average order size(5)                                $     683       $     617       $     610       $     635       $     632
Number of Displayers at end of period(6)                38,300          45,200          37,800          44,200          52,800
Average number of Displayers during period(6)           38,300          41,200          39,900          42,400          50,100


                                                                       AS OF DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                     1994        1995          1996          1997          1998
                                                 ------------ ----------- ------------ ------------  ------------
                                                                         (dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                        $  43,643     $  90,235     $ 132,848     $ 104,262     $  41,024
Property, plant and equipment, net                  20,116        17,478        15,481        17,353        21,774
Total assets(7)                                    252,458       147,110       195,774       244,190       132,448
Total debt (including current maturities)               --            --            --            --       487,000
Shareholders' equity (deficit)                      62,373        99,461       141,227       189,931      (414,074)
----------

     (1) Recapitalization expenses consist of amounts paid to the Company's financial advisor and attorneys in connection with the Recapitalization.

     (2) Net income differs from income from continuing operations for 1994 due to the loss from discontinued operations of $451,000, net of taxes.

     (3) EBITDA represents operating income plus depreciation and amortization, Recapitalization expenses and non-cash expenses for stock options ($563,000 for 1998), but excludes any gains or losses on the sale of assets. EBITDA is generally considered to provide information regarding a company's ability to service and/or incur debt, and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered in isolation, as a substitute for net income, cash flows from operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity.

     (4) Defined as EBITDA as a percentage of net sales.

     (5) Average order size is calculated based on net sales divided by number of orders. For purposes of this calculation, international sales of approximately $1.2 million, $4.1 million and $6.4 million for 1996, 1997 and 1998 have been excluded from net sales.

     (6) Prior to July 1997, the Company had a policy of removing from its Displayer count Displayers who had failed to place an order within the 14 prior weeks. The Company revised this policy in mid-1997 by retaining these Displayers to encourage them to reinitiate sales activity. At December 31, 1997 and 1998, the Company had included in its Displayer count approximately 1,400 and 2,700 Displayers, respectively, who had not placed an order within the 14-week period ended as of such dates.

     (7) As of December 31, 1994, total assets included approximately $136.7 million of certain assets held for transfer to Carter-Crowley Properties, Inc. ("CCP") in connection with the distribution of CCP stock to the Company's shareholders (the "Spin-Off").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

COMPANY BACKGROUND

         The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of December 31, 1998, the Company sold its Products to approximately 54,500 Displayers, 52,800 of whom were located in the United States and the remainder of whom were located in Mexico and Puerto Rico. The Company's sales are dependent upon the number of Displayers selling the Company's Products and Displayer productivity. The Displayers' productivity fluctuates from time to time based on the implementation and timing of discounts and new incentive programs and seasonality.

         Primarily because of the nature of the direct selling industry, and as a result of numerous general and economic factors, the Company experienced average annual Displayer turnover of approximately 40% during the last three years. The Company believes that new Displayers are generally among the least productive Displayers and that the majority of Displayers who terminate their status as Displayers in any particular year are Displayers recruited in that year or in the immediately preceding year. The Company's ability to maintain its sales volume and to achieve growth depends upon its ability to attract a significant number of new Displayers each year.

         To stimulate sales, the Company offers a variety of discounts and incentives to Displayers. The amount and timing of discounts and incentives vary from year to year and throughout each year. The cost of discounts is reflected in the Company's net sales while the cost of incentives is reflected in selling expense.

         Historically, the Company has benefitted from relatively stable gross profit and operating profit margins. Once a Product is introduced into the Company's product line, the price at which the Company purchases the Product from its suppliers and the price at which the Company sells the Product to Displayers seldom changes. The Company delivers its Products to Displayers via common carrier and a network of Local Distributors. Unlike many other direct sales companies that the Company believes charge their customers shipping costs, the Company delivers its Products to Displayers free of charge if minimum order sizes are met. The Company realizes substantial cost savings from volume discounts it receives from its common carriers and its use of Local Distributors. The use of Local Distributors enables the Company to avoid the premiums charged by common carriers for delivery to private residences, which is where most Displayers receive deliveries. In addition, the Company believes that, as a result of its good relationships with its common carriers and the Local Distributors, it is able to quickly deliver its Products with minimal shipping mistakes or Product damage.

THE RECAPITALIZATION

         The Company completed a recapitalization (the "Recapitalization") on June 4, 1998 through the following simultaneous transactions:

         o contribution of $182.6 million by Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") in exchange for 10,111,436 shares of common stock, or approximately 66% of all outstanding shares upon completion of the Recapitalization;

         o    issuance of $200.0 million of the Notes;

         o    borrowing of $300.0 million under the Senior Credit Facility; and

         o use of the above proceeds, together with available cash of $169.3 million, to:

              -- redeem 45,836,584 shares of common stock for $827.6 million;
              and

              -- pay fees and expenses of $24.3 million associated with the Recapitalization consisting of:

                      o an $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization;

                      o $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes; and

                      o    $1.5 million of legal and accounting fees.

         In addition to the $24.3 million of fees and expenses related to the Recapitalization, the Company paid additional financial advisory and legal fees of approximately $6.2 million in connection with the Recapitalization. The Company paid its financial advisor approximately $5.7 million to assist with the development of strategic alternatives, identify potential buyers, evaluate proposals and assist in the negotiation of the Hicks Muse offer. These financial advisory and legal fees were expensed as incurred and are reflected as Recapitalization expenses in the accompanying statement of operations.

RESULTS OF OPERATIONS

         The following table sets forth the relative percentages that certain income and expense items bear to net sales:

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                          1996                           1997
                                              ----------------------          ------------------------
                                                               (dollars in thousands)

Net sales ...............................     $ 434,299          100.0%      $ 468,845         100.00%
Cost of goods sold ......................       225,137           51.8%        239,664           51.1%
                                              ---------      ---------       ---------      ---------
Gross profit ............................       209,162           48.2%        229,181           48.9%
Selling, general and administrative:
  Selling ...............................        69,964           16.1%         74,010           15.8%
  Freight, warehouse and distribution ...        37,842            8.7%         41,844            8.9%
  General and administrative ............        20,096            4.6%         23,921            5.1%
  Gains on the sale of assets ...........        (2,077)          (0.4)%          (198)            --
  Recapitalization expenses .............            --             --              --             --
                                              ---------      ---------       ---------      ---------
       Total selling, general and
          administrative ................       125,825           29.0%        139,577           29.8%
                                              ---------      ---------       ---------      ---------
Operating income ........................        83,337           19.2%         89,604           19.1%
Other income (expense), net .............         5,066            1.2%         10,507            2.2%
                                              ---------      ---------       ---------      ---------
Income before income taxes ..............        88,403           20.4%        100,111           21.3%
Income taxes ............................        33,957            7.8%         37,919            8.1%
                                              ---------      ---------       ---------      ---------
Net income ..............................     $  54,446           12.6%      $  62,192           13.2%
                                              =========      =========       =========      =========
                                                YEAR ENDED DECEMBER 31,
                                              --------------------------
                                                          1998
                                              --------------------------
                                                (dollars in thousands)

Net sales ...............................     $ 490,223           100.0%
Cost of goods sold ......................       242,343            49.4%
                                              ---------       ---------
Gross profit ............................       247,880            50.6%
Selling, general and administrative:
  Selling ...............................        81,124            16.5%
  Freight, warehouse and distribution ...        44,718             9.1%
  General and administrative ............        21,204             4.3%
  Gains on the sale of assets ...........        (6,375)           (1.3)%
  Recapitalization expenses .............         6,198             1.3%
                                              ---------       ---------
       Total selling, general and
          administrative ................       146,869            29.9%
                                              ---------       ---------
Operating income ........................       101,011            20.7%
Other income (expense), net .............       (20,949)           (4.3)%
                                              ---------       ---------
Income before income taxes ..............        80,062            16.4%
Income taxes ............................        31,807             6.5%
                                              ---------       ---------
Net income ..............................     $  48,255             9.9%
                                              =========       =========


1998 COMPARED TO 1997

         Net sales. Net sales increased $21.4 million, or 4.6%, to $490.2 million in 1998 from $468.8 million in 1997. This increase was primarily attributable to an increase in the number of orders shipped, which more than offset a slight decrease in average order size. The increase in orders shipped was primarily due to growth in the Displayer base and the introduction of several new incentive programs and discounts in the first six months of 1998. The decline in the average order size was primarily due to a reduction in minimum order size requirements, and to a lesser extent, an increase in the Displayer base that resulted in a greater portion of less experienced and less productive sales representation. The Company expects the trend of more orders shipped and lower average order sizes to continue in 1999.

         Gross profit. Gross profit increased $18.7 million, or 8.2%, to $247.9 million in 1998 from $229.2 million in 1997. As a percentage of net sales, gross profit increased to 50.6% in 1998 from 48.9% in 1997. This increase was attributable to the introduction of new Products with higher profit margins.

         Selling expense. Selling expense increased $7.1 million, or 9.6%, to $81.1 million in 1998 from $74.0 million in 1997. As a percentage of net sales, selling expense increased to 16.5% in 1998 from 15.8% in 1997. This increase was primarily attributable to higher bonuses for directors and higher costs for incentive programs in 1998.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense increased $2.9 million, or 6.9%, to $44.7 million in 1998 from $41.8 million in 1997. As a percentage of net sales, freight, warehouse and distribution expense increased to 9.1% in 1998 from 8.9% in 1997.

         General and administrative expense. General and administrative expense decreased $2.7 million, or 11.4%, to $21.2 million in 1998 from $23.9 million in 1997. General and administrative expense was higher in 1997 than 1998 due to nonrecurring costs incurred in 1997 associated with the settlement of litigation, larger charitable contributions and a change in the estimated redemption rate for Hostess merits which caused an increase in the related Hostess merit liability in 1997. These higher costs in 1997 more than offset increased personnel and other administrative costs in 1998.

         Gains on the sale of assets. The Company recorded gains on the sale of assets of approximately $6.4 million in 1998 principally from the sale of two aircraft and a building.

         Recapitalization expenses. Recapitalization expenses of $6.2 million consisted of fees and expenses paid to the Company's financial advisor and attorneys in connection with the Recapitalization.

         Interest Income. Interest income decreased $2.4 million, or 30.3%, to $5.6 million in 1998 from $8.0 million in 1997 due to lower average investment balances as a result of the Recapitalization.

         Interest Expense. Interest expense increased to $27.5 million in 1998 due to interest expense incurred in connection with the Senior Credit Facility and the Notes.

         Income Taxes. Income taxes decreased $6.1 million, or 16.1%, to $31.8 million in 1998 from $37.9 million in 1997. Income taxes as a percentage of income before income taxes increased to 39.7% in 1998 from 37.9% in 1997. This increase was primarily due to higher effective taxes in 1998 as a result of certain nondeductible Recapitalization expenses.

1997 COMPARED TO 1996

         Net sales. Net sales increased $34.5 million, or 8.0%, to $468.8 million in 1997 from $434.3 million in 1996. This increase was primarily due to an increase in the average number of domestic Displayers and an increase in the average order size resulting in part from a full-year impact of the Hostess Bonus Buy Program implemented in mid-1996.

         Gross profit. Gross profit increased $20.0 million, or 9.6%, to $229.2 million in 1997 from $209.2 million in 1996. As a percentage of net sales, gross profit increased to 48.9% in 1997 from 48.2% in 1996. This increase was primarily due to the success of the Hostess Bonus Buy Program that disproportionately increased the percentage of sales of Products manufactured by the Company which, in turn, resulted in improved manufacturing efficiencies at the Company's manufacturing subsidiaries.

         Selling. Selling expense increased $4.0 million, or 5.8%, to $74.0 million in 1997 from $70.0 million in 1996. As a percentage of net sales, selling expense decreased to 15.8% in 1997 from 16.1% in 1996 primarily due to several incentive programs which were offered in 1996 but not in 1997. The 1996 incentives included providing free Product brochures and other marketing materials to Displayers who met certain sales criteria. In 1997, the Company offered more discounts rather than incentive programs.

         Freight, warehouse and distribution. Freight, warehouse and distribution expense increased $4.0 million, or 10.6%, to $41.8 million in 1997 from $37.8 million in 1996. As a percentage of net sales, freight, warehouse and distribution expense increased to 8.9% in 1997 from 8.7% in 1996.

         General and administrative. General and administrative expense increased $3.8 million, or 19.0%, to $23.9 million in 1997 from $20.1 million in 1996. This increase was primarily attributable to several items, including training costs incurred in 1997 relating to the implementation of the new and significantly more sophisticated management information system (the "Computer System"), nonrecurring costs in 1997 resulting from the settlement of litigation and a change in the estimated redemption rate for Hostess merits which caused an increase in the related Hostess prepayments liability.

         Interest income. Interest income increased $2.9 million, or 56.1%, to $8.0 million in 1997 from $5.1 million in 1996 primarily as a result of a change in the Company's investment policies, and to a lesser extent, higher average investment balances. Prior to 1997, the Company did not make any material investments. The Company revised its investment policy in 1997 to purchase investments with a high fixed rate of return and low risk.

         Other income. Other income increased $2.4 million to $2.9 million in 1997 from $0.5 million in 1996 primarily as a result of a gain on the sale of a single investment.

SEASONALITY

         The Company's business is influenced by the Christmas holiday season and promotional events. Historically, a higher portion of the Company's sales and net income has been realized during the fourth quarter, and net sales and net income have generally been slightly lower during the first quarter as compared to the second and third quarters. Working capital requirements also fluctuate during the year and reach their highest levels during the third and fourth quarters as the Company increases its inventory for the peak season. In addition to the Company's peak season fluctuations, quarterly results of operations may fluctuate depending on the timing of, and amount of sales from, discounts, incentive promotions and/or the introduction of new Products. As a result, the Company's business activity and results of operations in any quarter are not necessarily indicative of any future trends in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its historical requirements for capital through cash flow from operations. As a result of the borrowings under the Senior Credit Facility and the issuance of the Notes, the Company is subject to cash requirements which are significantly greater than its historical requirements. Net cash provided by operating activities totaled $57.5 million, $60.3 million and $59.1 million in 1996, 1997 and 1998. The Company had capital expenditures of $2.1 million, $4.6 million and $8.4 million in 1996, 1997 and 1998. The Company's other significant cash outlays have historically been the payment of dividends to shareholders totaling $6.1 million, $22.2 million and $9.6 million in 1996, 1997 and 1998. Since the terms of the Notes and the Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

         Additionally, on December 31, 1996, the Company purchased from CCP certain notes receivable from the Company's suppliers totaling $5.7 million. Payments received on those and other notes totaled $1.8 million and $2.0 million in 1997 and 1998. The Company revised its investment policy in 1997 and as a result purchased investments totaling $204.3 million and sold investments totaling $142.4 million during the year.

         The Company's revised investment policy focused on investments with a high fixed rate of return and low risk. In April 1997, as a result of this new policy, the Company invested approximately $63.4 million of cash and cash equivalents through a two step process. Funds were initially invested in fixed income funds on a short-term basis and then subsequently invested in tax exempt bonds, corporate bonds and preferred stock. Approximately $42.4 million of these fixed income funds were sold and reinvested in tax exempt funds. These tax exempt funds and the remainder of the initial investment in fixed income funds were subsequently sold and reinvested in tax exempt bonds, corporate bonds and preferred stock. Throughout the remainder of 1997, proceeds for the sale of tax exempt bonds, corporate bonds and preferred stock, and interest income on these investments were subsequently reinvested through the two step process described above. As a result of this two step investment process, a majority of the investment purchase and sales activity occurred during the three months ended June 30, 1997. There were no material amounts of realized gains or losses on sales of investments in 1997. The investments were classified as "available for sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         The Company generated significantly higher cash flow from investing activities during 1998 than in 1997. Prior to June 4, 1998, the Company liquidated substantially all of its investments held as of December 31, 1997 to meet the cash requirements of the Recapitalization. As a result, proceeds from the sale of investments during 1998 totaled $155.2 million, or $12.8 million more than in 1997. Prior to 1997, the Company did not make any material investments. The Company revised its investment policy in 1997 and as a result used its existing cash and cash equivalents to purchase investments with a high fixed rate of return and low risk, consisting primarily of tax exempt and fixed income mutual funds, tax exempt and corporate bonds and preferred stock totaling $204.3 million during 1997. The proceeds from the sale of those investments totaled $142.4 million during 1997. Purchases of investments totaled $87.5 million during 1998, or $116.8 million less than in 1997. In addition to its other investing activities, the Company sold two aircraft and a building in 1998 for proceeds of $7.8 million.

         The Company increased its capital expenditures to $8.4 million during 1998 from $4.6 million in 1997 due to several nonrecurring expenditures. These nonrecurring expenditures included approximately $2.5 million for the implementation of the Computer System and approximately $1.8 million in expenditures related to candle operations in 1998. Costs for the Computer System consist of hardware and software costs, including program enhancements and upgrades. Expenditures related to candle operations consist of building improvements and machinery and equipment.

         The Company estimates that its 1999 capital expenditures will be approximately $10.0 million principally as a result of continued enhancements to the Computer System and construction of the building and purchase of equipment for the Laredo Candle manufacturing operation.

         The Company's use of cash for financing activities increased to $191.3 million during 1998 from $21.8 million in 1997. This increased use of cash was due to the Recapitalization. The Company used proceeds of $182.6 million from the contribution of equity by Hicks Muse, $200.0 million from the issuance of the Notes and $300.0 million of borrowings under the Senior Credit Facility, together with proceeds from the sale of investments as described above, to pay $827.6 million for the redemption of common stock, and to pay $24.3 million of fees and expenses associated with the Recapitalization. Prior to the Recapitalization, the Company's primary financing activity was the payment of dividends. Dividends paid during 1998 decreased to $9.6 million from $22.2 million in 1997. Since the terms of the Notes and the Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

         Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $40.0 million of Revolving Loans, which mature on June 30, 2004. The Revolving Loans remained undrawn as of December 31, 1998.

         The Company paid a total of $35.4 million in debt service for 1998, consisting of principal payments under the Senior Credit Facility of $13.0 million, interest under the Senior Credit Facility of approximately $12.5 million and interest of $9.9 million on the Notes.

         The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. The Company is required to prepay $7.7 million on the term loans on March 31, 1999. As a result of the timing and magnitude of the prepayment amount, the Company may have to utilize the Revolving Loans at varying times subsequent to March 31, 1999 primarily to meet working capital needs and to make capital expenditures. The Company anticipates that use of the Revolving Loans, if any, will be on a short-term basis, and borrowings thereunder will be repaid by the end of 1999.

         The Company anticipates that its debt service requirements will total $73.3 million in 1999, consisting of principal payments due under the Senior Credit Facility of $26.0 million, a mandatory prepayment of $7.2 million under the Senior Credit Facility, interest due under the Senior Credit Facility of $19.9 million and interest of $20.2 million due on the Notes. A one percentage point change in interest rates would not have a significant impact on interest expense since the Company entered into six-month and twelve-month borrowings on December 9, 1998 for a majority of its variable-rate debt.

         Current maturities of long-term debt as of December 31, 1998 excluding the impact of the mandatory pre-payment of $7.7 million discussed above, were as follows (in thousands):


                          TRANCHE A     TRANCHE B
                            LOAN          LOAN          NOTES        TOTAL
                            ----          ----          -----        -----

1999 ...............     $  25,000     $   1,000     $      --     $  26,000
2000 ...............        27,500         1,000            --        28,500
2001 ...............        32,500         1,000            --        33,500
2002 ...............        37,500         1,000            --        38,500
2003 ...............        42,500         1,000            --        43,500
Thereafter .........        22,500        94,500       200,000       317,000
                         ---------     ---------     ---------     ---------
                         $ 187,500     $  99,500     $ 200,000     $ 487,000
                         =========     =========     =========     =========

         On July 1, 1998, the Company entered into an interest rate swap agreement to limit the effect of changes in interest rates on the Senior Credit Facility. The swap provides the Company with a fixed interest rate until December 31, 2001 on a notional amount of $75.0 million. See
"--Market-Sensitive Instruments and Risk Management."

         The Company believes that net cash flow from operations and borrowings under the Revolving Loans, if any, will be sufficient to fund its cash requirements over the next twelve months, which will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

         The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate risks on changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's international operations are not significant, and as a result, changes in foreign currency exchange rates do not have a material effect on the Company.

         In July 1998, the Company entered into an interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the swap, the Company pays interest at 5.50% on a notional amount of $75.0 million and receives interest thereon at three-month LIBOR on a quarterly basis. Beginning June 9, 1999, if LIBOR is greater than 6.44% at the commencement of any quarterly reset period, a knockout provision provides for no payment under the swap during such period. The knockout provision is separately adjusted to market on a quarterly basis. The total adjustment for 1998 was income of approximately $159,000, which is included in other income. The level of variable-rate debt, after the effect of the swap has been considered, is approximately 44% of the total interest-bearing debt outstanding at December 31, 1998. During 1998, the average rate received on the notional amount of the swap was 5.64% and the average rate paid was 5.50%.

         The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rate. The table also presents the notional amount of the swap and knockout provisions and their expected future interest rates and strike prices. The notional amount is used to calculate the contractual payments to be exchanged. The interest rates are weighted between the Tranche A and Tranche B loans based on debt outstanding and are estimated based on implied forward rates using a yield curve at December 31, 1998.


                                                              EXPECTED MATURITY DATE
                                           -----------------------------------------------------------
                                                             (dollars in thousands)

                                               1999             2000           2001             2002
                                               ----             ----           ----             ----

LIABILITIES
Variable-rate debt (2) ...............     $   26,000      $   28,500      $   33,500      $   38,500
Average interest rate ................           7.27%           7.29%           7.33%           7.45%
INTEREST RATE DERIVATIVES:
Interest rate swap:
   Notional Amount ...................             --              --      $   75,000              --
   Average pay rate ..................           5.50%           5.50%           5.50%             --
   Average receive rate ..............           5.08%           5.08%           5.09%             --
Interest rate knockout provision:
   Contract amount ...................             --              --      $   75,000              --
   Weighted average strike price .....           6.44%           6.44%           6.44%             --


                                                             EXPECTED MATURITY DATE
                                           -----------------------------------------------------------
                                                             (dollars in thousands)
                                                                                            FAIR
                                                2003        THEREAFTER        TOTAL        VALUE(1)
                                                ----        ----------        -----        --------
LIABILITIES
Variable-rate debt (2) ...............     $   43,500      $  117,000      $  287,000     $  287,000
Average interest rate ................           7.64%           7.69%             --             --
INTEREST RATE DERIVATIVES:
Interest rate swap:
   Notional Amount ...................             --              --      $   75,000     $      876
   Average pay rate ..................             --              --              --             --
   Average receive rate ..............             --              --              --             --
Interest rate knockout provision:
   Contract amount ...................             --              --      $   75,000     $      478
   Weighted average strike price .....             --              --              --             --

------------------------

   (1) The combined fair value of the interest rate swap and the related knockout provision represents the estimated amount the Company would have to pay to terminate the swap.

   (2) Current maturities of variable-rate debt exclude the impact of the mandatory prepayment of $7.7 million.

         The Company sells its products in Mexico, and as a result, is subject to market risk exposure of foreign currency devaluation. Because the Company's international operations are not significant, any decrease in value of the peso would not have a material adverse effect on the Company's results of operations or liquidity.

INFLATION

         Although the Company's operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company's operations in 1996, 1997 or 1998.

ENVIRONMENTAL ISSUES

         In 1989, DWC was named as a potentially responsible party ("PRP") based on allegedly having sent 2,640 gallons of waste to the Chemical Recycling, Inc. facility in Wylie, Texas. The Company believes that DWC's share of the total cleanup costs based on a volumetric allocation would be less than one percent. In the future, DWC and the other PRPs, who are jointly and severally liable, may incur additional costs related to the cleanup of hazardous substances at the facility. DWC did not incur any cleanup related costs during 1996, 1997 or 1998. Because the site has been dormant for several years, the Company does not believe it is probable that any additional costs will be incurred and, accordingly, has not established any accruals for future cleanup costs at this site.

         In 1997, Homco was named as a PRP based on allegedly having transported hazardous waste to the Materials Recovery Enterprises, Inc. facility in Ovalo, Texas. In the future, Homco and the other PRPs, who are jointly and severally liable, will incur costs related to the cleanup of hazardous substances at the facility. The cleanup of the site is in the early stages. The PRP group has hired an environmental consultant to conduct a remedial investigation and feasibility study, which is expected to be completed in 1999. The Company believes that Homco's share of the total cleanup costs based on a volumetric allocation would be less than one percent. The Company did not incur any cleanup related costs during 1997 or 1998 and has not established any accrual for such costs as no determination of the cleanup costs for the site has been made.

         In 1996, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation claiming that the Company's wholly-owned subsidiary, GIA had violated the Clean Air Act and Nebraska Air Regulations by failing to obtain one or more Construction Permits for plant expansions that occurred in the 1970s and 1980s. In January 1997, GIA responded to the Notice of Violation and in January 1998, a combined construction and operating permit was proposed for the facility. The permit has been issued and GIA did not incur penalties for the activities covered by the Notice of Violation.

         On February 9, 1999, the EPA conducted an inspection at GIA to determine compliance with the toxic chemical release reporting requirements for 1997 pursuant to the Emergency Planning and Community Right To Know Act of 1986 (the "EPCRA"), Section 313. A final determination has not been issued, but several possible calculation errors in the Form R Report were noted during the inspection. The EPA will make its final determination upon receipt and verification of the Company's revised 1997 Form R calculation. It is possible that the EPA could seek administrative penalties for these errors.

         The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and will be determined over a number of years. Accordingly, the total cost to the Company cannot currently be determined with certainty. It is management's opinion, however, that the total cost of resolving such contingencies should not have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 ISSUES; MANAGEMENT INFORMATION SYSTEM

         As a result of certain computer programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

         The Company has established a Year 2000 compliance team to address the issue of computer programs and systems that are unable to distinguish between the year 1900 and the year 2000 (the "Project"). The Project is divided into three categories: infrastructure, subsidiaries, and third party suppliers and service providers. The Company has substantially completed the assessment phase, which consisted of identifying and inventorying items, prioritizing, determining critical items and establishing a timetable for Year 2000 compliance and is engaged in the remediation and testing phases of the Project. The Computer System is a critical aspect of the Project.

         The Company implemented its new and significantly more sophisticated Computer System which replaced a significant portion of the Company's existing infrastructure. Substantially all of the hardware and software previously in use at the Company was replaced with the implementation of the Computer System. A limited amount of peripheral equipment was retained and testing for Year 2000 compliance will continue throughout the first quarter of 1999. The Computer System includes a mainframe computer, certain business applications and upgraded or replacement peripheral equipment associated with the Company's core business systems. The Company upgraded the software for the Computer System through the purchase of certain software products developed by Distribution Architects International ("DAI"). DAI has been engaged to assist with the implementation and enhancement process. Each supplier (including DAI) of the hardware and software incorporated or to be incorporated into the Computer System has provided to the Company a compliance statement or other documentation certifying that its products will function properly in all material respects beyond 1999.

         The DAI software was installed in January 1999 and the Computer System is presently operational. In addition, Year 2000 remediation of other aspects of the Company's infrastructure is substantially complete. Remediation of the Company's subsidiaries was substantially completed during the first quarter of 1999 and testing will continue throughout the second quarter. As a result, the Company believes that Year 2000 remediation of its infrastructure and its subsidiaries will be complete in all material respects by the end of the second quarter of 1999.

         The Company is currently enhancing the effectiveness of the DAI software and the Computer System in general. The Company's core business functions, including inventory, purchasing and accounting are dependent on a properly functioning management information system. Because the Computer System replaced a significant portion of such system, the failure of the DAI software to function as anticipated would require the Company to reassess its Year 2000 compliance and its Computer System in general. On-site systems testing will continue throughout the second quarter of 1999. Specific testing of the DAI software for Year 2000 compliance will take place in the second quarter of 1999.

         If testing identifies a business function at risk, the Company will aggressively seek to locate alternative sources of software as a contingency plan. There can be no assurance that such software could be obtained and installed in a timely fashion or that such software would be Year 2000 compliant. Non-compliance could potentially result in a disruption of operations, including, among other things, a temporary inability to process transactions, ship products or engage in normal business activities, which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude, which the Company presently is unable to predict. However, if some or all of the Company's remediated or replaced internal computer systems fail to correctly distinguish between years before and after Year 2000, or if any software applications critical to the Company's operations are overlooked in the Company's assessment of its Year 2000 compliance, there could be a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company presently is not able to predict.

         In addition to the foregoing, the Company has identified and surveyed its subsidiaries, critical third party suppliers and service providers, and continues to monitor and assess their progress toward Year 2000 compliance to determine the extent to which the Company is vulnerable to the failure of such suppliers and service providers to remediate their own Year 2000 issues. Remediation for the Company's critical third party suppliers and service providers is partially complete and on schedule. Progress is being monitored and contingency planning is ongoing. The failure of such third parties to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company is presently not able to predict.

         The Company spent approximately $5.0 million on the Computer System as of December 31, 1998, which represents substantially all of the costs to implement the first phase of the rollout of the Computer System. The Company expects that the additional costs associated with remediating its subsidiaries and its remaining infrastructure will be less than $1.0 million.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after December 15, 1999. The Company has not yet determined the effect the new standard will have on its financial statements.

FORWARD-LOOKING STATEMENTS

         The forward-looking statements provided throughout this report (collectively, "Forward-Looking Statements") involve certain risks and uncertainties that could cause actual results to differ materially from those projected in the Forward-Looking Statements. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Refer to the information appearing under the subheading "Market-Sensitive Instruments and Risk Management" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," which information is hereby incorporated by reference into this Item 7A. All statements other than historical information incorporated into this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, the factors discussed in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company and its subsidiaries required by this Item 8 are listed in Part IV, Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information as of March 10, 1999 with respect to those individuals who are serving as members of the Board or as executive officers of the Company.

         NAME                               Age             Position
----------------------------------------    ---             --------
Donald J. Carter, Jr....................    38     Chairman of the Board and Chief Executive Officer
Barbara J. Hammond......................    68     Director and President
Christina L. Carter Urschel.............    35     Director and Executive Vice President
Leonard A. Robertson....................    53     Chief Financial Officer
James W. Livingston.....................    51     Vice President of Operations
Bettina S. Simon........................    49     Vice President, General Counsel and Secretary
Thomas O. Hicks.........................    53     Director
Jack D. Furst...........................    40     Director
Lawrence D. Stuart, Jr..................    53     Director
Daniel S. Dross.........................    40     Director
Sheldon I. Stein........................    45     Director
Gretchen M. Williams....................    42     Director

         Set forth below is a description of the backgrounds of those persons who are serving as members of the Board and as executive officers of the Company. All of the Company's officers are appointed by the Board and serve at its discretion.

         Donald J. Carter, Jr. has served as Chief Executive Officer of the Company since October 1997 and in June 1998 became Chairman of the Board following the Recapitalization. Mr. Carter provides leadership in sales, marketing and operational areas of the Company. Since he joined the Company in 1984, Mr. Carter has also served the Company in various executive capacities, including as Executive Vice President of Sales from 1994 to 1997. Mr. Carter is the son of Donald J. Carter and the brother of Christina L. Carter Urschel and Ronald L. Carter.

         Barbara J. Hammond has served as President of the Company since 1995, and is responsible for all domestic sales, development of incentive programs and training and motivation of directors. Ms. Hammond has served the Company in various executive capacities since 1986, including as National Sales Manager and Executive Vice President of Sales. Ms. Hammond originally joined the Company as a Displayer in 1960, when she was personally trained by Mary C. Crowley, and rose to become one of the Company's top Displayers and directors.

         Christina L. Carter Urschel has served the Company as Executive Vice President since 1997, and is responsible for overseeing the training, development and motivation of the Displayers and directors. Ms. Urschel served as Vice President of the Company from 1994 to 1997. Ms. Urschel joined the Company in 1987 and, since that time, has undertaken various sales and marketing responsibilities. Christina L. Carter Urschel is the daughter of Donald J. Carter and the sister of Donald J. Carter, Jr. and Ronald L. Carter.

         Leonard A. Robertson has served as Chief Financial Officer of the Company since 1995. Before joining the Company, Mr. Robertson held various positions, most recently as partner, with Judd, Thomas, Smith & Company, P.C., an independent public accounting firm that provides accounting, auditing and tax services to the Company. Mr. Robertson is a Certified Public Accountant.

         James W. Livingston has served as Vice President of Operations of the Company since August 1997. From 1984 through 1997, Mr. Livingston was the Chief Financial Officer of the Dallas Mavericks of the National Basketball Association. He also served as Vice President of Business Operations for the Dallas Mavericks from 1995 through 1997. From 1975 through 1984, Mr. Livingston was the Controller for the Company. Mr. Livingston serves as a director of Baylor Medical Center Foundation and Charles W. Weaver Manufacturing Company, a supplier to the Company.

         Bettina S. Simon has served as the Vice President, General Counsel, and Secretary of the Company since July 1998. Before joining the Company, from 1984 through 1996, Ms. Simon was the Associate General Counsel and Assistant Secretary of Zale Corporation, and was a partner at Simon & Simon from 1996 through July 1998.

         Thomas O. Hicks became a director of the Company in June 1998. Mr. Hicks has been Chairman and Chief Executive Officer of Hicks Muse since co-founding Hicks Muse in 1989 and has over 25 years of experience in leveraged acquisitions and private investments. Mr. Hicks serves as a director of Chancellor Media Corporation, International Home Foods, Inc., D.A.C. Vision, Inc., Sybron International Corporation, Capstar Broadcasting Corporation, Cooperative Computing Holding Company, Inc., Lin Holdings Corp., and Viasystems Group, Inc.

         Jack D. Furst became a director of the Company in June 1998. Mr. Furst is a Partner of Hicks Muse and has held such position since 1989. Mr. Furst has approximately 15 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of Hicks Muse's business and has been actively involved in originating, structuring and monitoring its investments. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas, Incorporated, a Dallas based, private investment firm from 1987 to 1989. From 1984 to 1986, Mr. Furst was a Merger and Acquisitions/Corporate Finance Specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a Financial Consultant at Price Waterhouse. Mr. Furst serves on the Board of Directors of Omni America Holdings Corporation, International Wire Holding Company, Cooperative Computing, Inc. and Viasystems Group, Inc.

         Lawrence D. Stuart, Jr. became a director of the Company in June 1998. Mr. Stuart has been a Partner of Hicks Muse since 1995. At Hicks Muse, Mr. Stuart coordinates all aspects of negotiating and closing the firm's leveraged acquisition transactions and managing the firm's relationships with professional service firms. Prior to joining Hicks Muse, Mr. Stuart had served for over 20 years as the principal outside legal counsel for the investment firms and portfolio companies led by Thomas O. Hicks. From 1989 to 1995, Mr. Stuart was the Managing Partner of the Dallas office of Weil, Gotshal & Manges L.L.P. Prior thereto, he was a Partner at Johnson & Gibbs, where he was employed from 1973 to 1989. Prior to joining Johnson & Gibbs, he was employed at Rain, Harrell, Emery, Young & Doke. Mr. Stuart serves on the Board of Directors of Omni America Holdings Corporation and Chancellor Media Corporation.

         Daniel S. Dross became a director of the Company in June 1998. Mr. Dross serves as a Principal of Hicks Muse where he has been employed since 1991. Prior to joining Hicks Muse, Mr. Dross was employed for five years as a Vice President in the investment banking division of Prudential Securities in New York and Dallas. Mr. Dross serves on the Board of Directors of STC Broadcasting, Inc.

         Sheldon I. Stein became a director in July 1998. Mr. Stein is a Senior Managing Director and oversees United States Regional Investment Banking for Bear Stearns. Prior to joining Bear Stearns in 1986, Mr. Stein was a partner in the Dallas law firm of Hughes & Luce, where he specialized in corporate finance and mergers and acquisitions. Mr. Stein serves on the Boards of Directors of several public companies including CellStar Corporation, FirstPlus Financial Group, Inc., Fresh America Corp., The Men's Wearhouse, Inc., Precept Business Services, Inc. and Tandycrafts, Inc. He is a member of the Board of Trustees of the Greenhill School and a Trustee of Brandeis University.

         Gretchen M. Williams became a director of the Company in December 1998. Ms. Williams is Co-Chairman of the Board and Co-Chief Executive Officer of Minyard Food Stores, Inc., its divisions, Sack 'N Save and Carnival Food Stores and its subsidiary, Minyard Properties. She has been employed by Minyard Food Stores, Inc. since 1978. Ms. Williams also serves as a director of Chase Bank of Texas N.A.

         Following the Recapitalization, the number of directors of the Company was increased to eleven, resulting in four vacancies on the Board. The Shareholders Agreement (as defined) provides that Hicks Muse has the right to designate two additional directors and that Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel, as designees (the "Carter Designees") of the Carter Shareholders (as defined), and Hicks Muse will mutually designate two independent directors. In 1998, Hicks Muse designated Sheldon I. Stein as one of its two remaining directors pursuant to the

Shareholders Agreement and the Carter Designees and Hicks Muse mutually designated Gretchen M. Williams as an independent director. See "Item 13. Certain Relationships and Related Transactions -- The Shareholders Agreement."

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Company does not have any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended. Therefore, the shareholders of the Company are not required to file reports pursuant to
Section 16(a) thereof. Additionally, the Company has not been subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the past 90 days.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid during each of the three years in the period ended December 31, 1998 to the Chief Executive Officer and the other four most highly compensated executive officers who were serving as executive officers at December 31, 1998. In addition, information is included for Donald J. Carter who served as Chairman of the Board of the Company prior to June 1998 and is currently employed as an advisor of the Company as Chairman Emeritus.


                                                                                                   LONG-TERM
                                                    ANNUAL COMPENSATION                           COMPENSATION
                                       ---------------------------------------------        ------------------------
                                                                                                   SECURITIES
                                                                                                   UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR          SALARY($)           BONUS($)              OPTIONS/SARS
---------------------------            ----------    ------------     --------------        ------------------------
Donald J. Carter, Jr..................    1998            371,787            262,500                338,481
    Chairman of the Board and             1997            192,288            190,500                  --
    Chief Executive  Officer              1996            192,288             11,614                  --

Barbara J. Hammond....................    1998            443,753            249,375                  --
    President and Director                1997            400,008            190,500                  --
                                          1996            400,008             22,000                  --

Christina L. Carter Urschel...........    1998            313,453            210,000                338,481
    Executive Vice President              1997            192,288            190,500                  --
    and Director                          1996            192,288             11,911                  --

Leonard A. Robertson..................    1998            180,000             48,600                 11,080
    Chief Financial Officer               1997            180,000             15,000                  --
                                          1996            180,000             11,000                  --

James W. Livingston...................    1998            157,083             43,200                 11,080
    Vice President-Operations             1997             51,683             10,417                  --

Donald J. Carter......................    1998            126,667            610,683(1)               --
    Chairman of the Board until           1997              3,600          1,539,949(1)               --
    June 1998 and Chairman                1996              3,600          1,480,572(1)               --
    Emeritus

---------------
    (1) This amount represents commissions in an amount equal to 0.4% of the Company's domestic sales (before discounts and sales of Products to Hostesses).

SUMMARY OF OPTION GRANTS

    The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the 1998 fiscal year:


                                                            PERCENT
                                         NUMBER OF         OF TOTAL
                                       SECURITIES          OPTIONS
                                       UNDERLYING          GRANTED TO                                         GRANT DATE
                                         OPTIONS          EMPLOYEES IN   EXERCISE PRICE     EXPIRATION         PRESENT
NAME                                    GRANTED (#)       FISCAL YEAR     PER SHARE ($)        DATE            VALUE $(1)
----                                   -----------       -------------   --------------     ----------        ------------
Donald J. Carter, Jr.                    338,481             34.4%       $   18.05451          6/04/08        $    5.06
Barbara J. Hammond                            --               --                  --               --               --
Christina L. Carter Urschel              338,481             34.4%       $   18.05451          6/04/08        $    5.06
Leonard A. Robertson                      11,080              1.1%       $   18.05451          7/30/08        $    5.03
James W. Livingston                       11,080              1.1%       $   18.05451          7/30/08        $    5.03
Donald J. Carter                              --               --                  --               --               --

---------
(1) The grant date present value was determined using the Minimum Value method of option pricing with the following assumptions: dividend yield of zero, risk-free interest rate of 5.61% and expected term of six years.

COMPENSATION OF DIRECTORS

         Persons serving as independent directors on the Board are paid $2,500 per meeting. As the only independent directors serving on the Board in 1998, Sheldon Stein and Gretchen Williams each received $2,500 for their attendance at the December 1998 meeting.

         In addition, the initial independent directors were given the right to purchase up to $100,000 of common stock and were granted stock options of up to $100,000 based on the amount of their investment in common stock. Ms. Williams purchased 2,770 shares of common stock for an aggregate purchase price of $50,000 and was granted options for 2,770 shares at an exercise price equal to $18.05451. Mr. Stein's investment in HMIP qualified him to receive options for 5,540 shares at an exercise price of $18.05451. All such options were granted on December 14, 1998 and vest in 20% increments in five equal, consecutive annual installments on each anniversary of the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a compensation committee and all decisions regarding compensation of executive officers (other than those executive officers with employment agreements) are made by Donald J. Carter, Jr.

EXECUTIVE EMPLOYMENT AND CONSULTING AGREEMENTS

         On June 4, 1998, following the Recapitalization, the Company entered into Executive Employment Agreements with each of Donald J. Carter, Jr., Barbara J. Hammond, Christina L. Carter Urschel and Donald J. Carter, and entered into a Consulting Agreement with Ronald L. Carter. Pursuant to the terms of the Executive Employment Agreements, Donald J. Carter, Jr. will be employed as Chairman of the Board and Chief Executive Officer of the Company for five years with a base salary of $500,000 and with total annual compensation (including bonuses) ranging from $500,000 to $1,125,000; Barbara
J. Hammond will be employed as President of the Company for two years with a base salary of $475,000 and with total annual compensation (including bonuses) that ranges from $475,000 to $1,068,750; and Christina L. Carter Urschel will be employed as Executive Vice President of the Company until the retirement of Barbara J. Hammond (and as President thereafter) for five years with a base salary of $400,000 ($475,000 as President thereafter) and with total annual compensation (including bonuses) that ranges from $400,000 to $900,000 ($475,000 to $1,068,750 at such time as Mrs. Carter Urschel becomes President). The Executive Employment Agreements with Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel each provide for lump sum severance payments in the event such individuals are terminated by the Company without Cause (as defined in such Executive Employment Agreements) or such individuals terminate their employment for Good Reason (as defined in such Executive Employment Agreements). Subject to certain exceptions, the amount of such lump sum severance payments equals (i) five times the applicable executive's base salary if such executive is terminated within one year after the Recapitalization or (ii) the greater of (a) the aggregate base salary payable to the executive from the date of termination through the expiration of the remainder of the term of the Executive Employment Agreement and (b) three times the total base salary and annual bonus, if any, received by the executive in the fiscal year preceding the fiscal year in which such executive was terminated. In addition, each executive has agreed pursuant to his or her Executive Employment Agreement not to compete with the Company during his or her employment and for a period of three years after termination of such executive's employment for any reason.

         Under the terms of his Executive Employment Agreement, Donald J. Carter will remain with the Company as Chairman Emeritus but will not work full-time. Donald J. Carter's Executive Employment Agreement provides for an employment term of five years and annual compensation of $200,000, plus reimbursement for certain business-related aviation expenses, as well as the use of a Company-owned vehicle. Donald J. Carter's Executive Employment Agreement generally requires the Company to pay Mr. Carter's salary throughout the five-year term unless Mr. Carter voluntarily terminates his employment during such term. Donald J. Carter has agreed pursuant to his Executive Employment Agreement not to compete with the Company during his employment and for three years thereafter (or, if earlier, until such time as one of Mr. Carter's direct lineal descendants is no longer the Chief Executive Officer of the Company).

         The Company also entered into a one-year Consulting Agreement with Ronald L. Carter, pursuant to which he will be paid $200,000 for his consulting services. The Consulting Agreement with Ronald L. Carter includes provisions prohibiting Mr. Carter from competing with the Company until June 4, 2001.

1998 STOCK OPTION PLAN FOR KEY EMPLOYEES

         On April 11, 1998, the Board adopted the 1998 Stock Option Plan for Key Employees, pursuant to which options could be granted, after the consummation of the Recapitalization, to key employees and eligible non-employees of the Company and its subsidiaries for the purchase of shares of common stock. The 1998 Stock Option Plan for Key Employees was approved by the shareholders of the Company at its annual general meeting on May 16, 1998.

         The employees eligible for options under the 1998 Stock Option Plan for Key Employees are those employees whose performance and responsibilities are determined by the Board (or a committee thereof) (in either case, the "Committee") to be essential to the success of the Company and its subsidiaries. A total of 1,353,924 shares of common stock are available for grant under the 1998 Stock Option Plan for Key Employees. Generally, the option period (i.e., the term under which an option is exercisable) may not be more than ten years from the date the option is granted. The Committee will determine, in its discretion, the key employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period and will administer and interpret the 1998 Stock Option Plan for Key Employees.

         Pursuant to the Merger Agreement and the applicable Executive Employment Agreements, immediately after the consummation of the Recapitalization in June 1998, options for 338,481 shares were granted to each of Donald J. Carter, Jr. and Christina L. Carter Urschel at an exercise price equal to $18.05451. The options vest in 20% increments in five equal, consecutive annual installments on each anniversary of the grant. Additionally, in July 1998, options for 11,080 shares were granted to each of Leonard A. Robertson, James W. Livingston and Bettina S. Simon, executive officers of the Company, at the same exercise price and with substantially similar terms. As of December 31, 1998, options for 984,432 shares of common stock at an exercise price of $18.05451 had been granted under the 1998 Stock Option Plan for Key Employees.

         Although the Committee has full discretion to determine the terms of any option, it is expected that options will generally vest or become exercisable in equal annual installments over a five-year period. All installments that become exercisable will be cumulative and may be exercised at any time after they become exercisable until the expiration of the option period. Incentive stock options and, unless otherwise specified in the applicable stock option agreements, nonqualified stock options may not be transferred other than by will or by the laws of descent and distribution. The Committee shall have the right, but not the obligation, to accelerate the vesting of any option upon the occurrence of, or the entering into an agreement providing for, a Change of Control (as defined in the 1998 Stock Option Plan for Key Employees). Both incentive stock options and nonqualified stock options may be granted under the 1998 Stock Option Plan for Key Employees.

         Unless terminated sooner in accordance with its terms, the 1998 Stock Option Plan for Key Employees will terminate on April 11, 2008, and no options may be granted under the 1998 Stock Option Plan for Key Employees thereafter. The Committee may amend, modify, suspend or terminate the 1998 Stock Option Plan for Key Employees without the shareholders' approval, except that, without shareholder approval, the Committee will not have the power or authority to increase the number of shares of common stock that may be issued pursuant to the exercise of options under the 1998 Stock Option Plan for Key Employees, decrease the minimum exercise price of any incentive stock options or modify the requirements relating to eligibility with respect to incentive options. The Committee may, however, make appropriate adjustments in the number and/or kind of shares and/or interests subject to an option and the per share price or value thereof to reflect any merger, consolidation, combination, liquidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares or other like change in capital structure of the Company.

PURCHASE OPTION

         Except in the case of options held by Donald J. Carter, Jr. and Christina Carter Urschel, until such time as the Company has consummated an underwritten public offering with the result that the ownership of the then outstanding shares of Common Stock held by the Hicks Muse Shareholders (as defined) is less than 10% of the fully diluted Common Stock, the Company shall have the right, but not the obligation, to purchase an optionee's options or any shares of Common Stock acquired pursuant to the exercise of his or her options in the event of an optionee's termination of employment or the occurrence of a Change of Control. "Change of Control" shall mean, generally,
(a) any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company to an unaffiliated person or entity or (b) a majority of the Board shall consist of individuals other than those nominated by the majority of the directors then serving on the Board or affiliates of the Hicks Muse Shareholders. If the Company exercises its right to purchase any optionee's options or shares of Common Stock, the purchase price shall be equal to the fair market value (as defined in the 1998 Stock Option Plan for Key Employees).

STOCK OPTION TRUST

         Effective on June 4, 1998, the Company adopted the Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Unit directors, Branch directors and Certain Other Independent Contractors (the "1998 Independent Contractor Stock Option Plan"), in order to afford certain Unit directors, Branch directors and other independent contractors an opportunity to acquire a proprietary interest in the Company. Options for a total of 338,481 shares of common stock were available for grant under the 1998 Independent Contractor Stock Option Plan. As of December 31, 1998, options for 275,338 shares of common stock at an exercise price of $18.05451 had been granted to a trustee (the "Trust Options"), to be held in trust (the "Stock Option Trust") for the benefit of such Unit directors, Branch directors and other independent contractors. Under the terms of the Stock Option Trust, the Trust Options vest in five equal annual installments from the date of grant or, if earlier, upon the consummation of an underwritten initial public offering of common stock satisfying certain requirements. The Trust Options expire on the tenth anniversary of the date of grant. The Trust Options are not exercisable until the first to occur of the 90th day following the consummation of an underwritten initial public offering of common stock satisfying certain requirements and the eighth anniversary of the consummation of the Recapitalization. At such time as the Trust Options become exercisable, the trust created under the Stock Option Trust will be liquidated and the Trust Options will be distributed to the respective beneficiaries. Under certain circumstances, the Company shall have the right to purchase the Trust Options, or the shares of common stock issuable upon exercise thereof, for the difference between the fair market value of the common stock underlying such Trust Options and the option exercise price thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 10, 1999 certain information regarding the beneficial ownership of the Common Stock by (i) each person who owns beneficially more than 5% of the issued and outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in "Item 11. Executive Compensation" and (iv) all directors and executive officers of the Company as a group. The Company believes that each such holder has sole voting and dispositive power over the shares of Common Stock held, except as otherwise indicated.


                                                                        BENEFICIAL OWNERSHIP OF
                                                                             COMMON STOCK
                                                              -----------------------------------------
                                                                      NO. OF             PERCENTAGE OF
5% SHAREHOLDERS                                                       SHARES                CLASS
                                                              ------------------      -----------------
Donald J. Carter                                                      942,151(1)            6.2%
  8024 FM 428
  Denton, Texas 76028
Hicks Muse Shareholders                                            10,111,436(2)           66.4%
  c/o Hicks, Muse, Tate & Furst Incorporated
  100 Crescent Court, Suite 1600
  Dallas, Texas 75201

DIRECTORS AND EXECUTIVE OFFICERS
Donald J. Carter, Jr.                                                 598,557(3)            3.9%
Barbara J. Hammond                                                    535,714(4)            3.5%
Christina L. Carter Urschel                                           598,198(5)            3.9%
Thomas O. Hicks                                                    10,111,436(2)           66.4%
Leonard A. Robertson                                                  278,644(6)            1.8%
James W. Livingston                                                     1,500                 *
Daniel S. Dross                                                            --                --
Jack D. Furst                                                              --(7)             --
Sheldon I. Stein                                                           --(8)             --
Lawrence D. Stuart, Jr.                                                    --(7)             --
Gretchen M. Williams                                                    2,770                 *
All directors and executive officers as a group (12 persons)       11,849,675              77.8%

---------
*        less than 1%.

         (1) Includes 33,996 shares held by Linda J. Carter, Donald J. Carter's wife. Donald J. Carter disclaims beneficial ownership of all shares held by Linda J. Carter.

         (2) Consists of (i) 9,779,081 shares of Common Stock owned of record by HI Equity Partners, L.P. ("HIEP"), a limited partnership whose sole general partner is TOH Home Interiors LLC ("Home Interiors LLC"), (ii) 55,388 shares of Common Stock owned of record by HM/SS Investment Partners, L.P., ("HMIP"), a limited partnership whose sole general partner is Home Interiors LLC and (iii) 276,967 shares of Common Stock owned of record by HM/BST Investment Partners, L.P. ("HM BST"), a limited partnership whose sole general partner is Home Interiors LLC. Thomas O. Hicks is the sole member and director of Home Interiors LLC and, accordingly, may be deemed to be the beneficial owner of Common Stock held by HIEP, HMIP and HM BST (collectively, the "Hicks Muse Shareholders"). In addition, Mr. Hicks is an indirect minority limited partner in HIEP. Mr. Hicks disclaims beneficial ownership of Common Stock owned of record by the Hicks Muse Shareholders.

         (3) Includes 235 shares held by Penni W. Carter, Donald J. Carter, Jr.'s wife, and a total of 422 shares held by Donald J. Carter, Jr. as custodian for his three children. Donald J. Carter, Jr. disclaims beneficial ownership of all shares held by Penni W.
Carter.

         (4) Consists of 258,570 shares held in the name of Barbara J. Hammond and Howard L. Hammond, Trustees of the Hammond Family Trust, and 277,144 shares held in the name of David and Mary Crowley Family Partnership, Ltd. Barbara J. Hammond shares voting and dispositive power with Howard L. Hammond as Trustee of the Hammond Family Trust. Barbara J. Hammond is one of three directors of David and Mary Crowley Corporation, a Texas corporation that is the sole general partner of David and Mary Crowley Family Partnership, Ltd., and therefore may be deemed to share voting and dispositive power with the other directors. Barbara J. Hammond disclaims beneficial ownership of all shares held in the name of David and Mary Crowley Family Partnership, Ltd.

         (5) Includes 174 shares held by Harold Clifton Urschel, III, Christina
L. Carter Urschel's husband, and 124 shares held by Christina L. Carter Urschel as custodian for her child. Christina L. Carter Urschel disclaims beneficial ownership of all shares held by Harold Clifton Urschel, III.

         (6) Includes 277,144 shares held in the name of David and Mary Crowley Family Partnership, Ltd. Leonard A. Robertson is one of three directors of David and Mary Crowley Corporation, a Texas corporation, that is the sole general partner of David and Mary Crowley Family Partnership, Ltd., and therefore may be deemed to share voting and dispositive power with the other directors. Leonard A. Robertson disclaims beneficial ownership of all shares held in the name of David and Mary Crowley Family Partnership, Ltd.

         (7) Each of Messrs. Furst and Stuart hold indirect minority limited partnership interests in HIEP. Each of Messrs. Furst and Stuart disclaims beneficial ownership of Common Stock owned of record by HIEP.

         (8) Mr. Stein holds a limited partnership interest in HMIP. Mr. Stein disclaims beneficial ownership of Common Stock owned of record by HMIP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Set forth below is a description of transactions entered into between the Company and certain of its shareholders or affiliates during 1998.

RELATIONSHIPS WITH CCP

         Pursuant to a written consulting agreement which was cancellable upon 30 days notice, since July 1997 CCP acted as a consultant to assist the Company in reviewing proposals for potential transactions in order to select a third party whose objectives were consistent with those of the Company. The Company paid CCP $11,000 per month for its services. The consulting agreement with CCP was terminated in connection with the closing of the Recapitalization in June 1998.

RELATIONSHIP WITH H.T. ARDINGER & SON COMPANY

         Horace T. Ardinger, Jr., a former director and current shareholder of the Company, owns H.T. Ardinger & Son Company, which supplies Products to the Company. The Company paid H.T. Ardinger & Son Company approximately $37.0 million during 1998 for purchases of Products.

RELATIONSHIP WITH GARDERE & WYNNE, L.L.P.

         M. Douglas Adkins, a former director and current shareholder of the Company, is a Partner at Gardere & Wynne, L.L.P., the Company's principal outside counsel. The Company paid Gardere & Wynne, L.L.P. approximately $798,000 during 1998 for legal services of which approximately $398,000 was incurred in connection with the Recapitalization.

RELATIONSHIP WITH CHARLES W. WEAVER MANUFACTURING COMPANY

         The Company owns 21% of the common stock of Charles W. Weaver Manufacturing Company ("Weaver"), a supplier whose primary customer is the Company. The Company paid Weaver approximately $11.4 million during 1998 for purchases of Products.

PARTICIPATION OF DIRECTORS AND EXECUTIVE OFFICERS IN THE RECAPITALIZATION

         In connection with the Recapitalization, certain executive officers, directors and members of management were entitled to retain all of their equity interest in the Company or a higher percentage of their equity interest in the Company than that available to other shareholders. Donald J. Carter, Jr., Christina L. Carter Urschel, Barbara J. Hammond and Ronald L. Carter (a former director and current consultant of the Company) retained 597,900, 597,900, 258,570 and 357,400 shares of Common Stock, respectively. In addition, Barbara
J. Hammond and Ronald L. Carter received approximately $15.2 million and $4.3 million, respectively, in connection with the Recapitalization.

THE MANOR

         In April 1998, the Company purchased from Donald J. Carter, the Company's former Chairman of the Board, the real estate and building which was Donald J. Carter's former residence (the "Manor") in exchange for two airplane hangers and cash in the amount of approximately $340,000. The Manor was valued by an independent appraiser at approximately $1.9 million, and the airplane hangers were appraised at an aggregate value of approximately $1.6 million. The Manor is used by the Company's personnel to train and motivate selected Displayers throughout the year.

CARTER & SONS FREIGHTWAYS, INC.

         Ronald L. Carter, a former director of the Company, is President and Chief Executive Officer of Carter & Sons Freightways, Inc. ("Carter & Sons"), a trucking company that handles a small portion of the Company's freight. Ronald
L. Carter and Donald J. Carter own all of the outstanding stock of Carter & Sons. During 1998, the Company paid Carter & Sons approximately $87,000 for its services.

MIRACLE CANDLE COMPANY

         The Company entered into a partnership agreement with Miracle Candle Company ("Miracle") on December 14, 1998 to form Laredo Candle. In December 1998, the Company contributed $762,000 for its share of land, which was purchased for $1.3 million. The land will be used to build a candle manufacturing plant in Laredo, Texas, which the Company expects to have operational by late 1999. Donald J. Carter provided a bridge loan of $2.8 million to Miracle at the prime rate plus 1.0% per annum until Miracle obtains alternative financing. The bridge loan is collateralized by Miracle's 40% interest in Laredo Candle. Miracle is also a current supplier to the Company. The Company paid Miracle $4.1 million in 1998 for Products.

THE SHAREHOLDERS AGREEMENT

         The Hicks Muse Shareholders and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the "Carter Shareholders") entered into a Shareholders Agreement (the "Shareholders Agreement") upon the consummation of the Recapitalization, which provides that the Board will consist of eleven members, including six directors designated by Hicks Muse, three directors designated by the Carter Designees and two independent directors mutually designated by the Carter Designees and Hicks Muse. As of the date hereof, Hicks Muse is still entitled to designate one director and one director has yet to be designated by mutual agreement. The number of directors to be designated by Hicks Muse and the Carter Designees is subject to adjustment based upon the ownership of Common Stock by the Hicks Muse Shareholders and the Carter Shareholders. See "Item 10. Directors and Executive Officers of the Registrant."

         The Shareholders Agreement also includes the Company's grant of certain registration rights to the Hicks Muse Shareholders and the Carter Shareholders, pursuant to which they may require, after, if ever, the Company effects an underwritten initial public offering of Common Stock for gross proceeds of in excess of $25.0 million under the Securities Act, and subject to certain restrictions, the Company to register under the Securities Act the shares of Common Stock owned by them. In addition, if the Company proposes to register any of its securities under the Securities Act, the Hicks Muse Shareholders and the Carter Shareholders shall have the right, subject to certain restrictions, to include in such registration their shares of Common Stock.

         If any Hicks Muse Shareholders desires to transfer shares of Common Stock representing more than 20% of the shares of Common Stock then held by the Hicks Muse Shareholders, the Hicks Muse Shareholders must, subject to certain restrictions, offer the Carter Shareholders the opportunity to include in the proposed sale their proportionate share of the Carter Shareholders' Common Stock. In addition, if through multiple sales of less than 20% of the shares of Common Stock then held by the Hicks Muse Shareholders, the Hicks Muse Shareholders desire to sell shares that, when aggregated with such prior sales, would result in the Hicks Muse Shareholders holding less than 50% of the shares of Common Stock held by them immediately after consummation of the Recapitalization, the Carter Shareholders will have the right to sell shares of their Common Stock in an amount equal to the same percentage of the shares they owned immediately after consummation of the Recapitalization as the percentage, in the aggregate, previously sold by the Hicks Muse Shareholders.

CERTAIN OTHER TRANSACTIONS

         In connection with the Recapitalization, the Company entered into an agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. The Monitoring and Oversight Agreement makes available to the Company and its management on an ongoing basis the resources of Hicks Muse Partners concerning a wide variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. Pursuant to the Monitoring and Oversight Agreement, the Company will pay Hicks Muse Partners a fee, payable quarterly, in an initial amount equal to $1.0 million annually for monitoring and oversight services to be provided to the Company. The initial fee will be adjusted, but not below the amount of the initial fee, on January 1 of each calendar year to an amount equal to 1.0% of the consolidated annual earnings of the Company before interest, taxes, depreciation and amortization, but in no event shall such fee exceed $1.5 million annually. The Company paid Hicks Muse Partners $574,000 for monitoring and oversight services for the period from June 5, 1998 through December 31, 1998. Effective January 1, 1999, the annual fee for monitoring and oversight services was adjusted to $1.2 million.

         In addition, the Company entered into an agreement (the "Financial Advisory Agreement") with Hicks Muse Partners pursuant to which Hicks Muse Partners received a financial advisory fee in an amount equal to $11.2 million for its services as financial advisor to the Company in connection with the Recapitalization and the transactions related thereto. If the Board requests financial advisory services from Hicks Muse Partners from time to time after the Recapitalization, Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the "transaction value" (as defined in the Financial Advisory Agreement) for each "subsequent transaction" (as defined in the Financial Advisory Agreement) in which the Company is involved. Each of the Monitoring and Oversight Agreement and the Financial Advisory Agreement terminates upon the earlier to occur of (a) the tenth anniversary of its execution, (b) at any time prior to an underwritten initial public offering of Common Stock pursuant to the Securities Act that meets certain requirements, if Hicks Muse and its affiliates do not beneficially own at least 25% of the then outstanding shares of Common Stock and Hicks Muse has not designated at least one member of the Board or (c) at any time after such an underwritten initial public offering of Common Stock, if Hicks Muse and its affiliates do not beneficially own at least 10% of the then outstanding shares of Common Stock and Hicks Muse has not designated at least one member of the Board.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Financial Statements:

                  (1) and (2) Financial Statements and Schedules

                  See "Index to Consolidated Financial Statements and Schedules" on page F-1. All other financial statements and schedules not listed are omitted either because they are not applicable, not required or the required information is included in the consolidated financial statements.

                  (3) Exhibits:

  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

      2.1 Agreement and Plan of Merger, dated April 13, 1998, merging Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      2.2 Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      4.1 Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust Company of New York (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      4.2 Purchase Agreement, dated as of May 28, 1998, among the Company, as issuer, the Guarantors named therein and Bear, Stearns & Co., Inc., Chase Securities, Inc., Morgan Stanley Dean Witter and NationsBanc Montgomery Securities LLC, as initial purchasers (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      4.3 Exchange and Registration Rights Agreement, dated as of June 4, 1998, among the Company, the Guarantors named therein and Bear, Stearns & Co., Inc., Chase Securities, Inc., Morgan Stanley Dean Witter and NationsBanc Montgomery Securities LLC. (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.1 Credit Agreement, dated as of June 4, 1998, among Home Interiors & Gifts, Inc., the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co- agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.1.1* First Amendment to Credit Agreement, dated as of December 18, 1998, among Home Interiors & Gifts, Inc., the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders.

      10.1.2* Second Amendment to Credit Agreement, dated as of March 12, 1999, among Home Interiors & Gifts, Inc., the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders.

      10.2 Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.3 Monitoring and Oversight Agreement, dated June 4, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.4 Consulting Agreement, dated June 4, 1998, between Company and Ronald L. Carter (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.5* Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key Employees, dated June 4, 1998.

      10.6 Executive Employment Agreement, dated June 4, 1998, between Company and Donald J. Carter (incorporated by reference to
                 Exhibit 10.6 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.7 Executive Employment Agreement, dated June 4, 1998, between Company and Donald J. Carter Jr. (incorporated by reference to
                 Exhibit 10.7 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.8 Executive Employment Agreement, dated June 4, 1998, between Company and Barbara J. Hammond (incorporated by reference to
                 Exhibit 10.8 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.9 Executive Employment Agreement, dated June 4, 1998, between Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      10.10 Home Interiors & Gifts, Inc., 1998 Stock Option Plan for Unit Directors, Branch Directors and Certain Other Independent Contractors (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.11 Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated June 4, 1998 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.12 Agreement, dated February 26, 1997, by and between the Company and Distribution Architects International, Inc. (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      10.13 ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      10.14 Shareholders Agreement, as of June 4, 1998 between Company, Adkins Family Partnership, LTD., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, LTD., Donald J. Carter, Jr., Linda J. Carter, Ronald Lee Carter, Donald J. Carter, William J. Hendrix, as Independent Special Trustee of the Carter 1997 Charitable Remainder Unit Trust, Howard L. Hammond and Barbara J. Hammond, Trustees of the Hammond Family Trust and Christina Lynne Carter Urschel (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      10.15* Agreement of Partnership of Laredo Candle Company, dated as of December 14, 1998, between the Company and Miracle Candle Company.

      10.15.1* First Amendment to Agreement of Partnership of Laredo Candle Company, dated as of February 1, 1999, between the Company and Miracle Candle Company.

      21.1*      Subsidiaries of the Company.

      27.1*      Financial Data Schedule (EDGAR only).

----------

  * Filed herewith.

      (b) Reports on Form 8-K; Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 1999                    HOME INTERIORS & GIFTS, INC.


                                        By: /s/ DONALD J. CARTER, JR.
                                           -----------------------------------
                                                Donald J. Carter, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title                                  Date
---------                                            -----                                  ----
/s/ Donald J. Carter, Jr.                   Chairman of the Board and                   March 15, 1999
--------------------------------            Chief Executive Officer
Donald J. Carter, Jr.                       (principal executive officer)


/s/ Barbara J. Hammond                      Director and President                      March 15, 1999
--------------------------------
Barbara J. Hammond

/s/ Christina L. Carter  Urschel            Director and Executive                      March 15, 1999
--------------------------------            Vice President
Christina L. Carter Urschel

/s/ Leonard A. Robertson                    Chief Financial Officer                     March 15, 1999
--------------------------------            (principal financial and
Leonard A. Robertson                        accounting officer)


/s/ Thomas O. Hicks                         Director                                    March 15, 1999
--------------------------------
Thomas O. Hicks

/s/ Jack D. Furst                           Director                                    March 15, 1999
--------------------------------
Jack D. Furst

/s/ Lawrence D. Stuart, Jr.                 Director                                    March 15, 1999
--------------------------------
Lawrence D. Stuart, Jr.

/s/ Daniel S. Dross                         Director                                    March 15, 1999
--------------------------------
Daniel S. Dross

/s/ Sheldon I. Stein                        Director                                    March 15, 1999
--------------------------------
Sheldon I. Stein

/s/ Gretchen M. Williams                    Director                                    March 15, 1999
--------------------------------
Gretchen M. Williams

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report.......................................................... F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998.......................... F-3

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1996, 1997 and 1998............................................. F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
   December 31, 1996, 1997 and 1998................................................... F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1996,
   1997 and  1998..................................................................... F-6

Notes to Consolidated Financial Statements............................................ F-7


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Home Interiors & Gifts, Inc.


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Home Interiors & Gifts, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Dallas, Texas
March 12, 1999

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS




                                                                       1997          1998
                                                                    ----------    ----------

Current assets:
  Cash and cash equivalents ......................................  $  104,262    $   41,024
  Marketable securities ..........................................       2,003            --
  Accounts receivable, net .......................................      11,577         7,975
  Inventories ....................................................      30,531        31,010
  Deferred income tax benefit ....................................       3,031         2,164
  Other current assets ...........................................         440         1,040
                                                                    ----------    ----------
          Total current assets ...................................     151,844        83,213
Property, plant and equipment, net ...............................      17,353        21,774
Investments ......................................................      67,681         1,667
Debt issuance costs, net .........................................          --        19,132
Other assets .....................................................       7,312         6,662
                                                                    ----------    ----------
          Total assets ...........................................  $  244,190    $  132,448
                                                                    ==========    ==========

Current liabilities:
  Accounts payable ...............................................  $    8,702    $   13,119
  Accrued seminars and incentive awards ..........................      12,398        12,422
  Royalties payable ..............................................       6,770         6,922
  Hostess prepayments ............................................       7,812         8,719
  Income taxes payable ...........................................       3,107         4,101
  Current maturities and prepayment of long-term debt ............          --        33,723
  Other current liabilities ......................................      14,791        14,063
                                                                    ----------    ----------
          Total current liabilities ..............................      53,580        93,069
Long-term debt, net of current maturities ........................          --       453,277
Deferred income tax liability ....................................         679           176
                                                                    ----------    ----------
          Total liabilities ......................................      54,259       546,522
                                                                    ----------    ----------

Commitments and contingencies (see Note 13)

Shareholders' equity (deficit):
  Common stock, par value $0.10 per share, 75,000,000
     shares authorized, 58,942,500 and
     15,234,422 shares issued, respectively ......................       5,894         1,523
  Additional paid-in capital .....................................       1,120       178,944
  Retained earnings (accumulated deficit) ........................     256,121      (594,314)
  Less treasury stock 7,985,700 shares as of December
     31, 1997, at cost ...........................................     (73,814)           --
  Unrealized gains on investments and other ......................         610          (227)
                                                                    ----------    ----------
          Total shareholders' equity (deficit) ...................     189,931      (414,074)
                                                                    ----------    ----------
          Total liabilities and shareholders' equity (deficit) ...  $  244,190    $  132,448
                                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


                                                        1996          1997          1998
                                                     ----------    ----------    ----------

Net sales ........................................   $  434,299    $  468,845    $  490,223
Cost of goods sold ...............................      225,137       239,664       242,343
                                                     ----------    ----------    ----------
Gross profit .....................................      209,162       229,181       247,880
Selling, general and administrative:
  Selling ........................................       69,964        74,010        81,124
  Freight, warehouse and
     distribution ................................       37,842        41,844        44,718
  General and administrative .....................       20,096        23,921        21,204
  Gains on the sale of assets ....................       (2,077)         (198)       (6,375)
  Recapitalization expenses ......................           --            --         6,198
                                                     ----------    ----------    ----------
          Total selling, general and
            administrative .......................      125,825       139,577       146,869
                                                     ----------    ----------    ----------
Operating income .................................       83,337        89,604       101,011
Other income (expense):
  Interest income ................................        5,113         7,985         5,563
  Interest expense ...............................         (503)         (362)      (27,532)
  Other income, net ..............................          456         2,884         1,020
                                                     ----------    ----------    ----------
Other income (expense), net ......................        5,066        10,507       (20,949)
                                                     ----------    ----------    ----------
Income before income taxes .......................       88,403       100,111        80,062
Income taxes .....................................       33,957        37,919        31,807
                                                     ----------    ----------    ----------
Net income .......................................       54,446        62,192        48,255
Other comprehensive income (loss), before tax:
  Cumulative translation adjustment ..............           --           (88)         (139)
  Unrealized gains (losses) on
     investments .................................           --         1,074        (1,074)
                                                     ----------    ----------    ----------
     Other comprehensive income (loss),
       before tax ................................           --           986        (1,213)
Income tax (expense) benefit related to
  items of other comprehensive
  income .........................................           --          (376)          376
                                                     ----------    ----------    ----------
     Other comprehensive income (loss),
       net of tax ................................           --           610          (837)
                                                     ----------    ----------    ----------
Comprehensive income .............................   $   54,446    $   62,802    $   47,418
                                                     ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                                              RETAINED
                                                                             ADDITIONAL       EARNINGS
                                                 COMMON          COMMON       PAID-IN       (ACCUMULATED
                                                 SHARES          STOCK        CAPITAL         DEFICIT)
                                              -------------   ------------   -----------    ------------

Balance, December 31, 1995 .................    58,704,900    $     5,870    $        --    $   167,405
  Net income ...............................                                                     54,446
  Dividends, $0.25 per share ...............                                                    (12,680)
                                              ------------    -----------    -----------    -----------
Balance, December 31, 1996 .................    58,704,900          5,870             --        209,171
  Net income ...............................                                                     62,192
  Issuance of common stock .................       237,600             24          1,120
  Cumulative translation adjustment ........
  Unrealized gains on investments ..........
  Dividends, $0.30 per share ...............                                                    (15,242)
                                              ------------    -----------    -----------    -----------
Balance, December 31, 1997 .................    58,942,500          5,894          1,120        256,121
  Net income ...............................                                                     48,255
  Recapitalization adjustments (see Note 3):
    Issuance of common stock to
      Hicks Muse ...........................    10,111,436          1,011        181,546
    Purchase and retirement of
      common stock .........................   (45,836,584)        (4,584)        (1,120)      (821,853)
    Retirement of treasury stock ...........    (7,985,700)          (798)                      (73,016)
    Transaction fees and expenses ..........                                      (3,215)
  Issuance of common stock .................         2,770             --             50
  Cumulative translation adjustment ........
  Unrealized losses on investments .........
  Stock option expense .....................                                         563
  Dividends, $0.075 per share ..............                                                     (3,821)
                                              ------------    -----------    -----------    -----------
Balance, December 31, 1998 .................    15,234,422    $     1,523    $   178,944    $  (594,314)
                                              ============    ===========    ===========    ===========



                                                              UNREALIZED
                                                               GAINS ON
                                                  TREASURY    INVESTMENTS
                                                   STOCK        AND OTHER        TOTAL
                                                 -----------  ------------    -----------

Balance, December 31, 1995 .................    $   (73,814)   $        --   $     99,461
  Net income ...............................                                       54,446
  Dividends, $0.25 per share ...............                                      (12,680)
                                                -----------    -----------    -----------
Balance, December 31, 1996 .................        (73,814)            --        141,227
  Net income ...............................                                       62,192
  Issuance of common stock .................                                        1,144
  Cumulative translation adjustment ........                           (88)           (88)
  Unrealized gains on investments ..........                           698            698
  Dividends, $0.30 per share ...............                                      (15,242)
                                                -----------    -----------    -----------
Balance, December 31, 1997 .................        (73,814)           610        189,931
  Net income ...............................                                       48,255
  Recapitalization adjustments (see Note 3):
    Issuance of common stock to
      Hicks Muse ...........................                                      182,557
    Purchase and retirement of
      common stock .........................                                     (827,557)
    Retirement of treasury stock ...........         73,814                            --
    Transaction fees and expenses ..........                                       (3,215)
  Issuance of common stock .................                                           50
  Cumulative translation adjustment ........                          (139)          (139)
  Unrealized losses on investments .........                          (698)          (698)
  Stock option expense .....................                                          563
  Dividends, $0.075 per share ..............                                       (3,821)
                                                -----------    -----------    -----------
Balance, December 31, 1998 .................    $        --    $      (227)   $  (414,074)
                                                ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)



                                                                       1996          1997          1998
                                                                    ----------    ----------    ----------

Cash flows from operating activities:
Net income ......................................................   $  54,446     $  62,192    $  48,255
                                                                    ---------     ---------    ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization .................................       3,350         2,613         3,170
  Amortization of debt issuance costs and other .................          --           146         1,986
  Provision for doubtful accounts ...............................         461           753           664
  Gains on the sale of assets ...................................      (2,077)         (198)       (6,375)
  Stock option expense ..........................................          --            --           563
  Realized gains on investments .................................          --        (1,859)         (203)
  Equity in earnings of affiliate ...............................          --          (180)         (159)
  Deferred tax expense (benefit) ................................         367          (577)          364
  Provision for inventory obsolescence ..........................         850         1,561            --
  Changes in assets and liabilities:
    Accounts receivable .........................................      (2,497)       (1,754)        1,023
    Inventories .................................................       2,385        (8,958)         (479)
    Other current assets ........................................         (91)          (32)         (600)
    Other assets ................................................         (59)         (491)          470
    Accounts payable ............................................         767         1,229         4,418
    Income taxes payable ........................................       4,810          (989)          994
    Other accrued liabilities ...................................      (5,205)        6,829         5,056
                                                                    ---------     ---------     ---------
        Total adjustments .......................................       3,061        (1,907)       10,892
                                                                    ---------     ---------     ---------

        Net cash provided by operating activities ...............      57,507        60,285        59,147
                                                                    ---------     ---------     ---------
Cash flows from investing activities:
  Purchases of investments and other assets .....................      (2,392)     (204,315)      (87,482)
  Proceeds from the sale of investments .........................       1,000       142,388       155,163
  Purchases of property, plant and equipment ....................      (2,126)       (4,617)       (8,443)
  Purchases of notes receivable .................................      (5,691)           --            --
  Issuance of notes receivable ..................................          --        (2,520)           --
  Payments received on notes receivable .........................          --         1,812         2,045
  Proceeds from the sale of property, plant and equipment .......         401           229         7,800
                                                                    ---------     ---------     ---------
        Net cash (used in) provided by investing activities .....      (8,808)      (67,023)       69,083
                                                                    ---------     ---------     ---------
Cash flows from financing activities:
  Dividends paid ................................................      (6,086)      (22,190)       (9,554)
  Capital contribution from Laredo Candle minority owner ........          --            --           508
  Proceeds from issuance of common stock ........................          --           430       182,607
  Purchase of treasury stock ....................................          --            --      (827,557)
  Proceeds from issuance of the Notes ...........................          --            --       200,000
  Proceeds from borrowings under the Senior Credit Facility .....          --            --       300,000
  Payments under the Senior Credit Facility .....................          --            --       (13,000)
  Debt issuance costs ...........................................          --            --       (21,118)
  Other transaction fees and expenses ...........................          --            --        (3,215)
                                                                    ---------     ---------     ---------
        Net cash used in financing activities ...................      (6,086)      (21,760)     (191,329)
                                                                    ---------     ---------     ---------
Effect of cumulative translation adjustment .....................          --           (88)         (139)
                                                                    ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents ............      42,613       (28,586)      (63,238)
Cash and cash equivalents at beginning of year ..................      90,235       132,848       104,262
                                                                    ---------     ---------     ---------
Cash and cash equivalents at end of period ......................   $ 132,848     $ 104,262     $  41,024
                                                                    =========     =========     =========

Supplemental disclosures:
  Income taxes paid .............................................   $   29,396    $   38,723    $   29,935
  Interest paid .................................................   $       --    $       19    $   22,354



   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BACKGROUND

         Home Interiors & Gifts, Inc., together with its subsidiaries (the "Company"), is a direct seller of home decorative accessories using the "party plan" method whereby members of its non-employee, independent sales representatives ("Displayers") conduct shows in the homes of potential customers. The Company believes that in-home shows provide a comfortable environment where the unique benefits and attributes of the Company's products can be demonstrated in a more effective manner than the typical retail setting.

         The Company has been located in Dallas, Texas since its inception in 1957. Approximately one-third of the dollar volume of products purchased by the Company in 1998 were purchased from and manufactured by the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The Company purchases the remainder of its product line from a select number of independent suppliers, most of whom sell their products exclusively to the Company. The Company expanded its operations internationally in 1995.

         The following is a brief description of the Company's subsidiaries, each of which is wholly-owned except as indicated:

         o Dallas Woodcraft, Inc. ("DWC") manufactures framed art work and mirrors using custom-designed equipment.

         o GIA, Inc. ("GIA") and Homco, Inc. ("Homco") manufacture various types of molded plastic products using custom-designed equipment.

         o Laredo Candle Company, L.L.P. ("Laredo Candle"), which is owned 60% by the Company, was recently established and is anticipated to begin manufacturing candles in late 1999.

         o Spring Valley Scents, Inc. ("SVS") purchased candles from a third party and resold the candles to the Company until February 1999. Once Laredo Candle is operational in late 1999, it will replace the business previously done through SVS. In the interim, candles will be purchased directly from such third party.

         o Homco de Mexico, S.A. de C.V. ("Homco de Mexico") and Homco Puerto Rico, Inc. ("Homco PR") provide sales support services to the international Displayers.

2. SIGNIFICANT ACCOUNTING POLICIES

         The Company maintains its accounting records and prepares financial statements on the accrual basis of accounting, which conforms with generally accepted accounting principles. Following these principles, management makes estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results may differ from these estimates.

Principles of Consolidation

         These consolidated financial statements include the accounts of the Company. Accordingly, all significant intercompany transactions have been eliminated.

Financial Instruments

         The Company considers all liquid interest-bearing instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions in excess of federally insured limits. Marketable securities are certificates of deposit which mature between three months and one year from the date of purchase. Marketable securities are stated at cost, which approximates fair market value. Investments in debt and equity securities are classified as available for sale and are recorded at market value, based upon quoted market prices. Unrealized gains or losses are included in shareholders' equity (deficit). Realized gains and losses are recorded based on the specific identification method and are included in other income. Accreted discounts and amortized premiums are included in interest income.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         The Company uses an interest rate swap agreement to limit the effect of changes in interest rates on its variable rate long-term borrowings. Periodic amounts paid or received under the swap agreement are recorded as part of interest expense. The swap contains a knockout provision, which is separately valued and adjusted to market quarterly. Any resulting gain or loss is included in other income (expense).

Inventories

         Inventories are stated at the lower of cost or current market price using the first-in, first-out method.

Property, Plant and Equipment

         Property, plant and equipment are stated at the cost of the asset less accumulated depreciation. Depreciation is computed using the declining balance and straight-line methods over estimated useful lives. Major expenditures for property, plant and equipment and those which substantially increase useful lives are capitalized. Direct external costs of developing software, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is placed in service. Software training costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in operating income.

Income Taxes

         The Company files its federal income tax return on a consolidated basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes, based upon enacted tax rates in effect for the periods the tax differences are expected to be settled or realized.

Sales Recognition

         Sales are recognized when products are shipped.

Hostess Prepayments

         As a sales incentive, hostesses earn certificates redeemable for an exclusive line of hostess merchandise. The amount of certificates awarded to hostesses varies depending, among other things, upon the sales of the show, the number of customers attending the show and whether any promotional program is in effect. The Company issues these certificates to its Displayers in exchange for cash and establishes a liability for the amount of certificates issued. These certificates are later redeemed by Displayers as payment for hostess merchandise. The Company reduces the liability for these hostess certificates to the extent that purchased certificates are not expected to be redeemed based on historical redemption rates.

Foreign Currency Translation

         The balance sheet accounts of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rate. Revenues and expenses are translated at the weighted average exchange rate for each period. Translation gains and losses are included in shareholders' equity (deficit).

New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after December 15, 1999. The Company has not yet determined the effect the new standard will have on its financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Reclassifications

         Certain reclassifications have been made to prior years' balances to conform with current year presentation.

3. THE RECAPITALIZATION

         The Company completed a recapitalization (the "Recapitalization") on June 4, 1998 through the following simultaneous transactions:

         o contribution of $182.6 million by Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") in exchange for 10,111,436 shares of the common stock, or approximately 66% of all outstanding shares upon completion of the Recapitalization;

         o    issuance of $200.0 million of senior subordinated notes (the
              "Notes");

         o borrowing of $300.0 million under a $340.0 million senior credit facility (the "Senior Credit Facility");

         o use of the above proceeds, together with available cash of $169.3 million, to:

              -- redeem 45,836,584 shares of common stock for $827.6 million;
                 and

              -- pay fees and expenses of $24.3 million associated with the
                 Recapitalization consisting of:

                      o an $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization;

                      o $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes; and

                      o    $1.5 million of legal and accounting fees.

         The Company allocated the Hicks Muse financial advisory fee and the legal and accounting fees on a proportionate basis to the debt and equity financing for the Recapitalization. Accordingly, the Company allocated $9.5 million to debt issuance costs and $3.2 million to additional paid-in capital. The total debt issuance costs of $21.1 million are being amortized using the effective interest method over the term of the related indebtedness.

         In addition to the $24.3 million of fees and expenses related to the Recapitalization, the Company paid another financial advisor and attorneys approximately $6.2 million in connection with the Recapitalization. The Company paid the financial advisor approximately $5.7 million to assist with the development of strategic alternatives, identify potential buyers, evaluate proposals and assist in the negotiation of the Hicks Muse offer. These financial advisory and legal fees were expensed as incurred and are reflected as Recapitalization expenses in the accompanying statement of operations.

         As a result of the Recapitalization, the issued and outstanding shares of common stock decreased to 15,231,652 shares as of June 4, 1998, all treasury stock was retired and Hicks Muse acquired a controlling interest in the Company.

         Hicks Muse and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the "Carter Shareholders") entered into a Shareholders Agreement (the "Shareholders Agreement") upon the consummation of the Recapitalization. The Shareholders Agreement provides that the Company's Board of Directors (the "Board") shall consist of six directors designated by Hicks Muse, three directors designated by Donald J. Carter, Jr., Barbara J. Hammond and Christina
L. Carter Urschel, as designees of the Carter Shareholders, and two independent directors mutually designated. Hicks Muse is still entitled to designate one director and one director has yet to be designated by mutual agreement.

         The Shareholders Agreement provides certain registration rights to Hicks Muse and the Carter Shareholders. Hicks Muse and the Carter Shareholders may require the Company to register or include their shares in any future registration of securities. The Carter Shareholders also have the right to be included, on a proportionate basis, in any proposed sale of common stock by Hicks Muse if (i) such sale individually represents more than 20% of the shares then held by Hicks Muse or (ii) in the aggregate, such sale would result in Hicks Muse having sold more than 50% of the shares held by Hicks Muse immediately subsequent to the Recapitalization.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4. ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following as of December 31 (in thousands):


                                                    1997          1998
                                                ----------    ----------

Trade receivables ...........................   $    6,122    $    5,090
Current portion of notes receivable .........        3,398         1,485
Other .......................................        2,296         1,748
                                                ----------    ----------
                                                    11,816         8,323
Allowance for doubtful accounts .............         (239)         (348)
                                                ----------    ----------
                                                $   11,577    $    7,975
                                                ==========    ==========


5. INVENTORIES

         Inventories consisted of the following as of December 31 (in thousands):



                                                    1997         1998
                                                ----------   ----------

Raw materials ...............................   $    5,036   $    6,134
Work in process .............................        1,152        1,742
Finished goods ..............................       24,343       23,134
                                                ----------   ----------
                                                $   30,531   $   31,010
                                                ==========   ==========

6. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of December 31 (in thousands):


                                                        ESTIMATED
                                                          USEFUL
                                                           LIFE              1997          1998
                                                       -------------     ------------   ------------

Land................................................                     $      3,260   $      5,388
Buildings and improvements..........................    5-40 years             18,952         18,416
Equipment, furniture and fixtures...................    3-10 years             33,195         32,589
                                                                         ------------   ------------
                                                                               55,407         56,393
Accumulated depreciation............................                          (39,220)       (36,882)
                                                                         ------------   ------------
                                                                               16,187         19,511
Software and hardware implementation in process.....    3-5 years               1,166          2,263
                                                                         ------------   ------------
                                                                         $     17,353   $     21,774
                                                                         ============   ============


7. INVESTMENTS

         The Company revised its investment policy in April 1997, and, as a result of this new policy, the Company invested a large portion of its cash and cash equivalents in investments with a high fixed rate of return and low risk. This policy continued until June 4, 1998 when the Company liquidated substantially all of its investments to meet the cash requirements of the Recapitalization.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         The amortized cost, gross unrealized gains, gross unrealized losses and estimated market value of available for sale investments by type of security issue as of December 31, 1997 are as follows (in thousands):


                                                   GROSS           GROSS
                                  AMORTIZED      UNREALIZED      UNREALIZED        MARKET
TYPE OF SECURITY                     COST          GAINS           LOSSES          VALUE
----------------                 ------------   ------------    ------------    ------------

Tax exempt bonds .............   $     50,521   $        895    $        (40)   $     51,376
Corporate bonds ..............          8,955            165              (1)          9,119
Preferred Stock ..............          4,777             75             (15)          4,837
Mutual funds and other .......          2,349             --              --           2,349
                                 ------------   ------------    ------------    ------------
                                 $     66,602   $      1,135    $        (56)   $     67,681
                                 ============   ============    ============    ============

8. OTHER ASSETS

         Prior to December 31, 1994, the Company owned several companies that were unrelated to its core business of home decorative accessories. On December 31, 1994, the Company and Carter-Crowley Properties, Inc. ("CCP") entered into a spin-off agreement whereby the Company disposed of all of its non-core business. In connection therewith, the Company contributed to CCP approximately $10.0 million of notes receivable from certain of its suppliers whose primary customer is the Company. These notes originally arose in connection with expansion needs of these suppliers. On December 31, 1996, the Company purchased the remaining principal balance on these notes from CCP for approximately $5.7 million. Notes receivable from these and other suppliers, including current maturities, totaled $6.8 million and $5.4 million as of December 31, 1997 and 1998.

         On November 26, 1996, the Company sold one of its aircraft for $3.0 million. In exchange for its aircraft, the Company received a note receivable for $2.5 million and another aircraft valued at $500,000. The transaction resulted in a gain of approximately $1.7 million.

9. OTHER CURRENT LIABILITIES

         Other current liabilities consisted of the following as of December 31, 1997 and 1998 (in thousands):



                                               1997         1998
                                           ----------   ----------

Interest payable .......................   $       --   $    2,959
Accrued compensation ...................        3,394        3,606
Employee benefit plan contributions ....        2,159        2,264
Sales taxes payable ....................        2,122        1,871
Dividends payable ......................        5,733           --
Other current liabilities ..............        1,383        3,363
                                           ----------   ----------
                                           $   14,791   $   14,063
                                           ==========   ==========


10. LONG-TERM DEBT

         In connection with the Recapitalization, the Company issued $200.0 million of Notes and entered into a $340.0 million Senior Credit Facility, which includes $40.0 million of revolving loans (the "Revolving Loans"). The Revolving Loans remained undrawn as of December 31, 1998. Prior to the Recapitalization, the Company had no indebtedness. The Senior Credit Facility provides for a $200.0 million term loan (the "Tranche A Loan"), a $100.0 million term loan (the "Tranche B Loan"), and $40.0 million of Revolving Loans. The Company may use the Revolving Loans for letters of credit of up to $15.0 million. Letters of credit of $2.2 million were outstanding as of December 31, 1998.

         Borrowings under the Senior Credit Facility require quarterly principal and interest payments. The Tranche A Loan and Revolving Loans mature on June 30, 2004. The Tranche B Loan matures on June 30, 2006. The Company

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


may, at its option, prepay the term loans without premium or penalty. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company's wholly-owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly-owned subsidiaries. There are no material restrictions on the Company's ability to obtain funds from its wholly-owned subsidiaries by dividend or otherwise.

         The loans under the Senior Credit Facility bear interest, at the Company's election, at either the LIBOR Rate plus an applicable margin or the Base Rate Basis plus an applicable margin. The Base Rate Basis is the higher of the prime rate of NationsBank, N.A. or the federal funds effective rate plus 0.5%. The applicable LIBOR margin is 2.0% for the Tranche A Loan and the Revolving Loans and 2.5% for the Tranche B Loan. The applicable Base Rate Basis margin is 0.75% for the Tranche A Loan and the Revolving Loans, and 1.25% for the Tranche B Loan. The interest rates on all borrowings outstanding under the Senior Credit Facility as of December 31, 1998 were based on LIBOR. The applicable margin with respect to the loans will be eligible for certain performance pricing step-downs.

         Interest rates for the Senior Credit Facility are based on borrowings entered into on December 9, 1998. Long-term debt consisted of the following as of December 31, 1998 (dollars in thousands):


                                                               INTEREST       APPLICABLE       ADJUSTED
                                              AMOUNT             RATE           MARGIN           RATE
                                           -------------    -------------    -------------    ------------

Senior Credit Facility:
  Tranche A Loan:
     3 month borrowings................    $       6,250         5.24%            2.00%          7.24%
     6 month borrowings................          181,250         5.10%            2.00%          7.10%
                                           -------------
                                                 187,500
  Tranche B Loan:
     12 month borrowings...............           99,500         5.02%            2.50%          7.52%
Notes..................................          200,000       10.125%               --             --
                                           -------------
                                                 487,000
Less current maturities................          (26,000)
Less prepayment amount.................           (7,723)
                                           -------------
                                           $     453,277
                                           =============

         Actual interest rates as of December 31, 1998 were as follows:


3 month LIBOR............................................................       5.07%
6 month LIBOR............................................................       5.07%
12 Month LIBOR...........................................................       5.10%
NationsBank, N.A. prime rate.............................................       7.75%
Federal funds effective rate ............................................       4.80%

         The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of December 31, 1998. Commitment fees of $114,000 are included in interest expense in 1998.

         The Notes bear interest at 10.125% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Notes mature on June 1, 2008 and are guaranteed, unconditionally, jointly and severally, on an unsecured senior subordinated basis by all of the Company's wholly-owned domestic subsidiaries. Except as set forth below, the Notes are not redeemable by the Company prior to June 1, 2003. Thereafter, the Notes are subject to redemption by the Company, in whole or in part, at specified redemption prices. In addition, prior to June 1, 2001, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes outstanding at a redemption price equal to 110.125% plus accrued and unpaid interest.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         Current maturities of long-term debt as of December 31, 1998 were as follows (in thousands):


                                  TRANCHE A    TRANCHE B
                                     LOAN        LOAN        NOTES          TOTAL
                                 ----------   ----------   ----------   ----------

1999 .........................   $   25,000   $    1,000   $       --   $   26,000
2000 .........................       27,500        1,000           --       28,500
2001 .........................       32,500        1,000           --       33,500
2002 .........................       37,500        1,000           --       38,500
2003 .........................       42,500        1,000           --       43,500
Thereafter ...................       22,500       94,500      200,000      317,000
                                 ----------   ----------   ----------   ----------
                                 $  187,500   $   99,500   $  200,000   $  487,000
                                 ==========   ==========   ==========   ==========

         The terms of the Notes and the Senior Credit Facility contain a number of covenants which will, among other things, limit or restrict the ability of the Company and its subsidiaries to make investments, incur additional indebtedness, create liens on assets, enter into mergers or consolidations or liquidate, wind up or dissolve, dispose of assets, pay dividends and redeem stock, redeem or make prepayments on the Notes, make capital expenditures in excess of certain amounts and engage in certain transactions with subsidiaries and affiliates. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to these financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans annually on March 31. The Company is required to prepay $7.7 million of the term loans on March 31, 1999. The impact of this prepayment is not reflected in the table above.

Interest Rate Swap Agreement

         The Company is exposed to market risks related to changes in interest rates. On July 1, 1998, the Company entered into an interest rate swap agreement to limit the effect of changes in interest rates on the Senior Credit Facility. The swap provides the Company with a fixed interest rate until December 31, 2001, on a notional amount of $75.0 million. Under the swap, the Company pays interest at 5.50% on the notional amount and receives interest thereon at three month LIBOR on a quarterly basis. Beginning June 9, 1999, if LIBOR is greater than 6.44% at the commencement of any quarterly reset period, a knockout provision provides for no payment under the swap during such period. The knockout provision is separately adjusted to market on a quarterly basis. The total adjustment for 1998 was income of approximately $159,000, which is included in other income. The level of variable-rate debt, after the effect of the swap has been considered, is 44% of the total interest-bearing debt outstanding. During 1998, the average rate received on the notional amount was 5.64% and the average rate paid was 5.50%. The swap is collateralized and guaranteed under the same terms as the Senior Credit Facility.

11. INCOME TAXES

         The components of income tax expense for the years ended December 31 are as follows (in thousands):


                                               1996         1997          1998
                                           ----------   ----------    ----------

Current:
  Federal ..............................   $   30,354   $   33,144    $   29,095
  State ................................        3,236        5,352         2,348
                                           ----------   ----------    ----------
                                               33,590       38,496        31,443
Deferred, net ..........................          367         (577)          364
                                           ----------   ----------    ----------
                                           $   33,957   $   37,919    $   31,807
                                           ==========   ==========    ==========


                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         A reconciliation of income tax expense computed at the federal statutory rate to income tax expense at the Company's effective tax rate for the years ended December 31 is as follows (in thousands):



                                                             1996         1997          1998
                                                          ----------   ----------    ----------

Federal statutory rate applied to earnings before
  income taxes ........................................   $   30,941   $   35,039    $   28,022
State income taxes, net of federal benefit ............        2,103        3,479         1,526
Nondeductible Recapitalization expenses ...............           --           --         2,169
Other .................................................          913         (599)           90
                                                          ----------   ----------    ----------
                                                          $   33,957   $   37,919    $   31,807
                                                          ==========   ==========    ==========



         The components of the net deferred tax balances as of December 31 are as follows (in thousands):



                                                                   1997          1998
                                                               ----------    ----------

Inventories ................................................   $      799    $      272
Allowance for doubtful accounts ............................           83           122
Accrued employee benefits and displayer incentives .........        2,148         1,791
Other ......................................................            1           (21)
                                                               ----------    ----------
   Gross deferred tax assets ...............................        3,031         2,164
Investments ................................................         (381)           --
Property, plant and equipment ..............................         (298)         (176)
                                                               ----------    ----------
   Net deferred tax asset ..................................        2,352         1,988
Less current deferred tax asset ............................        3,031         2,164
                                                               ----------    ----------
   Noncurrent deferred income tax liability ................   $      679    $      176
                                                               ==========    ==========

12. BENEFIT PLANS

Employee Benefit Plans

         In 1993, the Company established an Employee Stock Ownership Plan (the "ESOP") for all full-time employees who had at least one year of service and were age 18 or older. Historically, the Company made annual contributions to the ESOP at the discretion of the Board. Cash contributions, which were paid in the following year, totaled approximately $1.9 million and $2.2 million for 1996 and 1997. Shares owned by the ESOP attributable to employees of the Company totaled 2,386,741 as of December 31, 1997.

         In connection with the Recapitalization, the ESOP was converted into a 401(k) plan and the shares of common stock previously held by the ESOP were redeemed for cash. The 401(k) plan covers all full-time employees who have at least six months of service and are age 18 or older. Beginning in 1999, the 401(k) plan generally allows employees to contribute up to 16% of their base salary in various investment alternatives and provides for Company matching contributions of up to 4%. Additionally, the Board may make discretionary contributions to the 401(k) plan at any time. The Board approved a discretionary contribution of $2.3 million to the 401(k) for 1998, which will be paid in 1999.

Stock-Based Compensation Plans

         In connection with the Recapitalization, the Company adopted stock option plans for key employees (the "Key Employee Stock Option Plan") and for Displayers and other independent contractors (the "Independent Contractor Stock Option Plan"). A trust (the "Stock Option Trust") holds and distributes stock options granted under the Independent Contractor Stock Option Plan.

         Options under both plans are issued at an exercise price equal to the estimated fair market value of common stock on the date of grant. The option exercise period is specified when the option is granted, not to exceed 10 years.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



Options granted under both plans in 1998 vest ratably over five years and have a 10 year term; however, if an initial public offering occurs, vesting is accelerated for options issued under the Independent Contractor Stock Option Plan. All options issued to date under both plans have an exercise price of $18.05451, the price per share paid in connection with the Recapitalization. There were no expired or exercisable options under either plan as of December 31, 1998.

Key Employee Stock Option Plan

         Options for a total of 1,353,924 shares of common stock are available for grant under the Key Employee Stock Option Plan. As common stock is not publicly traded, the fair value of options granted to key employees was estimated on the date of grant using the Minimum Value method of option pricing and the assumptions set forth below in order to determine compensation expense for disclosure purposes only in accordance with SFAS No. 23, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company accounts for options issued under the Key Employee Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25 ("APB 25").

Independent Contractor Stock Option Plan

         Options for a total of 338,481 shares are available for grant to the Stock Option Trust for the benefit of certain Displayers and other independent contractors under the Independent Contractor Stock Option Plan. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes method of option pricing based on the assumptions set forth below in order to determine compensation expense for the period. As common stock is not publicly traded, a volatility factor for a peer group of public companies is utilized in the Black-Scholes model. The Company accounts for options issued under the Independent Contractor Stock Option Plan in accordance with SFAS 123.

         Key information related to the Company's stock-based compensation plans is summarized below:



                                                             KEY EMPLOYEE           INDEPENDENT
                                                                STOCK                CONTRACTOR
                                                             OPTION PLAN          STOCK OPTION PLAN
                                                            --------------        -----------------
Options outstanding as of December 31, 1997.............              --                       --
   Granted..............................................         984,432                  275,338
   Exercised............................................              --                       --
   Forfeited............................................              --                   (3,047)
                                                             -----------               ----------
Options outstanding as of December 31, 1998.............         984,432                   272,291
                                                             ===========               ===========
Weighted average fair value of all options granted......     $      5.04               $      7.92
Weighted average remaining contractual life.............             9.6 years                9.5 years
Valuation assumptions:
   Expected term........................................             6.0 years                5.5 years
   Expected dividend yield..............................             0.00%                    0.00%
   Expected volatility..................................              --                     37.51%
   Risk-free interest rate..............................             5.61%                    5.53%

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         SFAS 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's compensation cost and net income for 1998 would approximate (in thousands):



                                           KEY EMPLOYEE      INDEPENDENT
                                              STOCK          CONTRACTOR
                                           OPTION PLAN    STOCK OPTION PLAN      TOTAL
                                          -------------   -----------------   -------------

SFAS 123 COMPENSATION COST:
   as reported .........................             --      $        563      $        563
   pro forma ...........................   $        518                --      $        518
NET INCOME:
   as reported .........................                                       $     48,255
   pro forma ...........................                                       $     47,943

13. COMMITMENTS AND CONTINGENCIES

         The Company is engaged in various legal proceedings incidental to its normal business activities. Because most of the claims are covered by insurance, management believes that the amounts, if any, which ultimately may be due in connection with such lawsuits and claims would not have a material effect upon the Company.

State Income Taxes

         Various states, in which the Company does not currently file income or franchise tax returns, have occasionally made inquiries to determine whether the Company is subject to their income tax laws. To date, only one such state has made a final assessment, which the Company has settled under protest. The Company continues to believe that its current activities in such states in which it is not filing income or franchise tax returns are exempt from state income or franchise tax under federal law and that no provision for these taxes is necessary.

Environmental Issues at DWC

         In 1989, DWC was named as a potentially responsible party ("PRP") based on allegedly having sent 2,640 gallons of waste to the Chemical Recycling, Inc. facility in Wylie, Texas. The Company believes that DWC's share of the total cleanup costs based on a volumetric allocation would be less than one percent. In the future, DWC and the other PRPs, who are jointly and severally liable, may incur additional costs related to the cleanup of hazardous substances at the facility. DWC did not incur any cleanup related costs during 1996, 1997 and 1998. Because the site has been dormant for several years, the Company does not believe it is probable that any additional costs will be incurred and, accordingly, has not established any accruals for future cleanup costs at this site.

Environmental Issues at Homco

         In 1997, Homco was named as a PRP based on allegedly having transported hazardous waste to the Materials Recovery Enterprises, Inc. facility in Ovalo, Texas. In the future, Homco and the other PRPs, who are jointly and severally liable, will incur costs related to the cleanup of hazardous substances at the facility. The cleanup of the site is in the early stages. The PRP group has hired an environmental consultant to conduct a remedial investigation and feasibility study, which is expected to be completed in 1999. The Company believes that Homco's share of the total cleanup costs based on a volumetric allocation would be less than one percent. The Company did not incur any cleanup related costs during 1997 or 1998 and has not established any accrual for such costs as no determination of the cleanup costs for the site has been made.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Environmental Issues at GIA

         On February 9, 1999, the EPA conducted an inspection at GIA to determine compliance with the toxic chemical release reporting requirements for 1997 pursuant to the Emergency Planning and Community Right To Know Act of 1986 (the "EPCRA"), Section 313. A final determination has not been issued, but several possible calculation errors in the Form R Report were noted during the inspection. The EPA will make its final determination upon receipt and verification of the Company's revised 1997 Form R calculation. It is possible that the EPA could seek administrative penalties for these errors.

14. RELATED PARTY TRANSACTIONS

         A majority of the Company's inventory purchases are from suppliers whose primary customer is the Company.

         A shareholder and former director of the Company is a partner of a law firm that renders various legal services for the Company. The Company paid the firm approximately $395,000, $269,000 and $798,000 for legal services during 1996, 1997 and 1998. Approximately $398,000 of the fees paid in 1998 were incurred in connection with the Recapitalization and accordingly are reflected in Recapitalization expenses in the accompanying statements of operations. Amounts due to the law firm totaled $134,000 and $25,000 as of December 31, 1997 and 1998.

         Another shareholder and former director of the Company owns a company which supplies inventory items to the Company and whose primary customer is the Company. The Company paid the supplier approximately $46.9 million, $45.6 million and $37.0 million during 1996, 1997 and 1998. Amounts due to this supplier totaled approximately $2.3 million and $14,000 as of December 31, 1997 and 1998.

         The Company owns 21% of the common stock of Charles W. Weaver Manufacturing Company, a supplier whose primary customer is the Company. The investment was purchased on December 31, 1996 from a former affiliate for approximately $1.3 million and had a balance of approximately $1.5 million and $1.6 million as of December 31, 1997 and 1998. The Company paid the supplier approximately $10.6 million, $10.5 million and $11.4 million during 1996, 1997 and 1998. Amounts due to this supplier totaled $0 and $438,000 as of December 31, 1997 and 1998.

         In connection with the Recapitalization, CCP acted as a consultant to the Company from July 1997 under a consulting agreement, which was cancellable upon 30 days notice. CCP assisted the Company in reviewing proposals for potential transactions in order to select a third party whose objectives were consistent with those of the Company. The Company paid CCP $11,000 per month for its services. The consulting agreement was terminated upon the closing of the Recapitalization in June 1998. Additionally, the Dallas Mavericks, an NBA franchise that was controlled by CCP, leased an athletic facility owned by the Company for approximately $40,000 during 1996. The Company also purchased an airplane hangar from CCP on December 31, 1996 for approximately $565,000.

         The Company leased improved real estate from its former chief executive officer for $52,000 per year plus expenses during 1996, 1997 and the three month period ended March 31, 1998. CCP subleased a portion of the real estate from the Company from June through December 1997 for monthly payments of $2,000. In April 1998, the Company exchanged such real estate, which was valued at approximately $1.9 million, for two airplane hangers and cash of approximately $340,000. The real estate was recorded by the Company at an amount equal to the sum of the net book value of the two airplane hangars exchanged of $858,000 and the cash paid.

         During 1996, 1997 and 1998, the Company leased a condominium from a related party for approximately $24,000 per year.

         The Company engages the services of a freight company to handle a small portion of its freight. The freight company is controlled by former directors of the Company. The Company paid this freight company $139,000, $96,000 and $87,000 during 1996, 1997 and 1998 for its services.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



         In conjunction with the Recapitalization, the Company entered into an agreement requiring payment of a quarterly management fee to Hicks Muse. The management fee will be adjusted annually, but in no event will the annual fee be less than $1.0 million or exceed $1.5 million. Management fees incurred during 1998 totaled $574,000. In addition, if the Board requests Hicks Muse to perform additional financial advisory services in the future, Hicks Muse will receive a financial advisory fee. The management agreement with Hicks Muse terminates on June 4, 2008 or earlier under certain circumstances.

         On June 4, 1998, the Company entered into a five-year employment agreement with its former chief executive officer with annual compensation of $200,000, plus reimbursement for certain expenses. The agreement generally requires the Company to pay the former chief executive officer's salary throughout the five-year term unless he voluntarily terminates his employment during such term. The agreement, which contains a covenant not to compete with the Company during the employment term and for three years thereafter, can be voluntarily terminated only by the employee.

         On June 4, 1998, the Company also entered into a one-year consulting agreement with a former employee and former director for $200,000. The agreement also contains a three-year covenant not to compete.

15. LAREDO CANDLE COMPANY

         The Company entered into a partnership agreement with Miracle Candle Company ("Miracle") on December 14, 1998 to form Laredo Candle. In December 1998, the Company contributed $762,000 for its share of land which was purchased for approximately $1.3 million. The land will be used to build a candle manufacturing plant, which the Company expects to have operational by late 1999. The Company's former chief executive officer has provided a bridge loan of $2.8 million to Miracle at the prime rate plus 1.0% per annum until Miracle obtains alternative financing. The bridge loan is collateralized by Miracle's 40% interest in Laredo Candle. Miracle is also a current supplier to the Company. The Company paid Miracle $4.1 million in 1998 for inventory items, and no amounts were due to Miracle as of December 31, 1998. In January 1999, the Company entered into a $1.4 million contract with a construction company to build the candle manufacturing plant.

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and other current liabilities approximate fair market value due to their short maturities. The carrying amounts of notes receivable and variable rate long-term debt also approximate fair market value as their interest rates are based on current interest rates. Available for sale investments are stated at fair market value based on quoted market prices. The Notes had a carrying value of $200.0 million, which approximated fair value as of December 31, 1998. The interest rate swap had a carrying value of $68,000 and negative fair value of approximately $1.4 million as of December 31, 1998. The negative fair value of the swap reflects the estimated amount that the Company would have to pay to terminate the swap.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table summarizes the unaudited quarterly results of operations for the quarters ended (in thousands):



                                    MARCH 31      JUNE 30      SEPTEMBER 30   DECEMBER 31       TOTAL
                                 ------------   ------------   ------------   ------------   ------------

  1996
    Net sales ................   $     85,799   $    104,221   $    105,911   $    138,368   $    434,299
    Gross profit .............         42,221         51,472         50,416         65,053        209,162
    Operating income .........         13,722         18,463         22,069         29,083         83,337
    Net income ...............          9,287         12,260         14,556         18,343         54,446
  1997
    Net sales ................   $     85,784   $    122,736   $    113,579   $    146,746   $    468,845
    Gross profit .............         41,779         60,216         53,841         73,345        229,181
    Operating income .........         14,409         26,403         19,268         29,524         89,604
    Net income ...............          9,634         17,575         13,216         21,767         62,192
  1998
   Net sales .................   $    108,321   $    127,752   $    111,132   $    143,018   $    490,223
   Gross profit ..............         53,997         65,989         56,561         71,333        247,880
   Operating income ..........         24,435         21,161         23,271         32,144        101,011
   Net income ................         16,010         12,179          7,287         12,779         48,255

18. ISSUANCE OF COMPANY COMMON STOCK

         In October 1997, a former employee of the Company purchased 237,600 shares of common stock for approximately $430,000 under an exclusive stock option agreement. The transaction resulted in a tax benefit for the Company of $714,000, which has been credited to additional paid-in capital.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

19. GUARANTOR FINANCIAL DATA

         DWC, GIA, Homco, SVS and Homco PR (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Notes. The Company's other subsidiaries, Homco de Mexico and Laredo Candle have not guaranteed the Notes. Financial statements for the nonguarantor subsidiaries have been omitted because the assets, equity, income and cash flows of the nonguarantor subsidiaries are less than 3% of those for the Company on a consolidated basis for all periods presented. Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following financial information presents the combined financial statements of the Guarantors (in thousands):

                    COMBINED BALANCE SHEETS OF THE GUARANTORS



                                                         AS OF DECEMBER 31,
                                                       -----------------------
                                                          1997         1998
                                                       ----------   ----------

                               ASSETS

Current assets:
  Cash and cash equivalents ........................   $   22,734   $      440
  Inventories ......................................        9,185       10,558
  Intercompany receivable, net .....................        1,377        4,484
  Other current assets .............................          553          754
                                                       ----------   ----------
          Total current assets .....................       33,849       16,236
Property, plant and equipment, net .................        7,600        8,421
Other assets .......................................        1,525        1,105
                                                       ----------   ----------
          Total assets .............................   $   42,974   $   25,762
                                                       ==========   ==========

               LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable .................................   $    1,131   $    1,963
  Income taxes payable .............................        1,448          410
  Other current liabilities ........................        2,916        3,133
                                                       ----------   ----------
          Total current liabilities ................        5,495        5,506
Deferred income tax liability ......................          254          266
                                                       ----------   ----------
          Total liabilities ........................        5,749        5,772
                                                       ----------   ----------

Commitments and contingencies

Shareholder's equity:
  Common stock .....................................        1,010        1,010
  Additional paid-in capital .......................        9,592       10,292
  Retained earnings ................................       26,623        8,688
                                                       ----------   ----------
          Total shareholder's equity ...............       37,225       19,990
                                                       ----------   ----------
          Total liabilities and shareholder's equity   $   42,974   $   25,762
                                                       ==========   ==========


                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

               COMBINED STATEMENTS OF OPERATIONS OF THE GUARANTORS


                                              FOR THE YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1996         1997          1998
                                           ----------   ----------   ----------

Net sales ..............................   $   66,741   $   77,363   $   87,900
Cost of goods sold .....................       49,226       55,931       64,483
                                           ----------   ----------   ----------
Gross profit ...........................       17,515       21,432       23,417
Selling, general and administrative ....        4,000        4,038        4,164
                                           ----------   ----------   ----------
Operating income .......................       13,515       17,394       19,253
Other income, net ......................          697        1,120          860
                                           ----------   ----------   ----------
Income before income taxes .............       14,212       18,514       20,113
Income taxes ...........................        5,329        6,686        7,268
                                           ----------   ----------   ----------
Net income .............................   $    8,883   $   11,828   $   12,845
                                           ==========   ==========   ==========


                 COMBINED STATEMENTS OF CASH FLOWS OF GUARANTORS



                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1996        1997         1998
                                                               --------    --------    --------

Cash flows from operating activities:
Net income .................................................   $  8,883    $ 11,828    $ 12,845
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization ............................      1,592       1,619       1,747
  (Gains) losses on the sale of assets .....................         (1)       (190)         58
  Deferred tax expense (benefit) ...........................         28        (135)        (42)
  Changes in assets and liabilities:
     Inventories ...........................................        681         947      (1,373)
     Intercompany receivable, net ..........................        519        (245)     (3,109)
     Other current and non-current assets ..................        (38)       (341)        274
     Income taxes payable ..................................       (509)        545      (1,038)
     Accounts payable and other current liabilities ........        390         489       1,048
                                                               --------    --------    --------
          Total adjustments ................................      2,662       2,689      (2,435)
                                                               --------    --------    --------
          Net cash provided by operating activities ........     11,545      14,517      10,410
                                                               --------    --------    --------
Cash flows from investing activities:
  Purchases of property, plant and equipment ...............       (685)     (1,573)     (2,625)
                                                               --------    --------    --------
          Net cash used in investing activities ............       (685)     (1,573)     (2,625)
                                                               --------    --------    --------
Cash flows from financing activities:
  Dividends paid to parent .................................         --     (17,600)    (30,779)
  Capital contributions from parent ........................         --         201         700
                                                               --------    --------    --------
          Net cash used in financing activities ............         --     (17,399)    (30,079)
                                                               --------    --------    --------
Net increase (decrease) in cash and cash equivalents .......     10,860      (4,455)    (22,294)
Cash and cash equivalents at beginning of year .............     16,329      27,189      22,734
                                                               --------    --------    --------
Cash and cash equivalents at end of year ...................   $ 27,189    $ 22,734    $    440
                                                               ========    ========    ========

                                INDEX TO EXHIBITS



  EXHIBIT NO.    DESCRIPTION
  ----------     ---------------------------------------------------------------
      2.1        Agreement and Plan of Merger, dated April 13, 1998, merging
                 Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration
                 Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      2.2 Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company's Registration
                 Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration
                 Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4, No.
                 333-62021, filed on November 30, 1998).

      4.1 Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust
                 Company of New York (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4, No.
                 333-62021, filed on November 30, 1998).

      4.2        Purchase Agreement, dated as of May 28, 1998, among the
                 Company, as issuer, the Guarantors named therein and Bear, Stearns & Co., Inc., Chase Securities, Inc., Morgan Stanley
                 Dean Witter and NationsBanc Montgomery Securities LLC, as initial purchasers (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4, No.
                 333-62021, filed on November 30, 1998).

      4.3        Exchange and Registration Rights Agreement, dated as of June 4,
                 1998, among the Company, the Guarantors named therein and Bear, Stearns & Co., Inc., Chase Securities, Inc., Morgan Stanley
                 Dean Witter and NationsBanc Montgomery Securities LLC.
                 (incorporated by reference to Exhibit 4.3 of the Company's
                 Registration Statement on Form S-4, No. 333-62021, filed on
                 November 30, 1998).

      10.1       Credit Agreement, dated as of June 4, 1998, among Home
                 Interiors & Gifts, Inc., the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The
                 Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.1.1*    First Amendment to Credit Agreement, dated as of December 18,
                 1998, among Home Interiors & Gifts, Inc., the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent,
                 Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders.

      10.1.2*    Second Amendment to Credit Agreement, dated as of March 12,
                 1999, among Home Interiors & Gifts, Inc., the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent,
                 Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders.

      10.2       Financial Advisory Agreement, dated June 4, 1998, between the
                 Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco
                 Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico,
                 S.A. de C.V., and Hicks, Muse & Co. Partners, L.P.
                 (incorporated by reference to Exhibit 10.2 of the Company's
                 Registration Statement on Form S-4, No. 333-62021, filed on
                 November 30, 1998).

      10.3       Monitoring and Oversight Agreement, dated June 4, between the
                 Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco
                 Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico,
                 S.A. de C.V., and Hicks, Muse & Co. Partners, L.P.
                 (incorporated by reference to Exhibit 10.3 of the Company's
                 Registration Statement on Form S-4, No. 333-62021, filed on
                 November 30, 1998).

      10.4       Consulting Agreement, dated June 4, 1998, between Company and
                 Ronald L. Carter (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4, No.
                 333-62021, filed on November 30, 1998).

      10.5*      Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key
                 Employees, dated June 4, 1998.



      10.6       Executive Employment Agreement, dated June 4, 1998, between
                 Company and Donald J. Carter (incorporated by reference to
                 Exhibit 10.6 of the Company's Registration Statement on Form
                 S-4, No. 333-62021, filed on November 30, 1998).

      10.7       Executive Employment Agreement, dated June 4, 1998, between
                 Company and Donald J. Carter Jr. (incorporated by reference to
                 Exhibit 10.7 of the Company's Registration Statement on Form
                 S-4, No. 333-62021, filed on November 30, 1998).

      10.8       Executive Employment Agreement, dated June 4, 1998, between
                 Company and Barbara J. Hammond (incorporated by reference to
                 Exhibit 10.8 of the Company's Registration Statement on Form
                 S-4, No. 333-62021, filed on November 30, 1998).

      10.9       Executive Employment Agreement, dated June 4, 1998, between
                 Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company's Registration
                 Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      10.10      Home Interiors & Gifts, Inc., 1998 Stock Option Plan for Unit
                 Directors, Branch Directors and Certain Other Independent
                 Contractors (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998).

      10.11      Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated
                 June 4, 1998 (incorporated by reference to Exhibit 10.11 of the
                 Company's Registration Statement on Form S-4, No. 333-62021, filed on November 30, 1998). 10.12 Agreement, dated February
                 26, 1997, by and between the Company and Distribution
                 Architects International, Inc. (incorporated by reference to
                 Exhibit 10.12 of the Company's Registration Statement on Form
                 S-4, No. 333-62021, filed on November 30, 1998).

      10.13 ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration
                 Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      10.14      Shareholders Agreement, as of June 4, 1998 between Company,
                 Adkins Family Partnership, LTD., M. Douglas Adkins, Estate of
                 Fern Ardinger, Ardinger Family Partnership, LTD., Donald J.
                 Carter, Jr., Linda J. Carter, Ronald Lee Carter, Donald J.
                 Carter, William J. Hendrix, as Independent Special Trustee of the Carter 1997 Charitable Remainder Unit Trust, Howard L.
                 Hammond and Barbara J. Hammond, Trustees of the Hammond Family
                 Trust and Christina Lynne Carter Urschel (incorporated by reference to Exhibit 10.14 of the Company's Registration
                 Statement on Form S-4, No. 333-62021, filed on November 30,
                 1998).

      10.15*     Agreement of Partnership of Laredo Candle Company, dated as of
                 December 14, 1998, between the Company and Miracle Candle
                 Company.

      10.15.1*   First Amendment to Agreement of Partnership of Laredo Candle
                 Company, dated as of February 1, 1999, between the Company and Miracle Candle Company.

      21.1*      Subsidiaries of the Company.

      27.1*      Financial Data Schedule (EDGAR only).

----------

  * Filed herewith.

      (b)        Reports on Form 8-K; Not applicable.