Form 10-Q
period 1999-03-31
HOME INTERIORS & GIFTS INC
filed 1999-05-11
CIK 1067541

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                 ---------------

                          COMMISSION FILE NO. 333-62021

                          HOME INTERIORS & GIFTS, INC.
             (Exact name of registrant as specified in its charter)

                       TEXAS                                        75-0981828
 (State or other jurisdiction of incorporation or      (I.R.S. Employer Identification No.)
                   organization)

         4550 SPRING VALLEY ROAD
              DALLAS, TEXAS                                           75244
(Address of principal executive offices)                            (Zip Code)

                                 (972) 386-1000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     As of May 10, 1999, the registrant had outstanding 15,234,422 shares of its common stock, $0.10 par value per share.

================================================================================

                          HOME INTERIORS & GIFTS, INC.

                                      INDEX


                                                                                                       PAGE NO.
                                                                                                       --------
         PART I - FINANCIAL INFORMATION

         Item 1.  Unaudited Interim Consolidated Financial Statements:
           Consolidated Balance Sheets as of December 31, 1998 and
              March 31, 1999...................................................                            3
           Consolidated Statements of Operations and Comprehensive Income
              for the three months ended March 31, 1998 and 1999...............                            4
           Consolidated Statements of Cash Flows for the three months
              ended March 31, 1998 and 1999....................................                            5
           Notes to Unaudited Interim Consolidated Financial Statements........                            6

         Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................                            9


         PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings............................................                           16
         Item 6.  Exhibits and Reports on Form 8-K.............................                           16

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                          DECEMBER 31,    MARCH 31,
                                                                             1998           1999
                                                                          ------------    ---------
                                                                                         (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents ..........................................     $  41,024      $  33,861
  Accounts receivable, net ...........................................         7,975         10,724
  Inventories ........................................................        31,010         38,482
  Deferred income tax benefit ........................................         2,164          2,845
  Other current assets ...............................................         1,040          1,775
                                                                           ---------      ---------
          Total current assets .......................................        83,213         87,687

Property, plant and equipment, net ...................................        21,774         22,392
Investments ..........................................................         1,667          1,709
Debt issuance costs, net .............................................        19,132         18,356
Other assets .........................................................         6,662          5,265
                                                                           ---------      ---------

          Total assets ...............................................     $ 132,448      $ 135,409
                                                                           =========      =========

                                 LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ...................................................     $  13,119      $  11,500
  Accrued seminars and incentive awards ..............................        12,422         14,281
  Royalties payable ..................................................         6,922          5,967
  Hostess prepayments ................................................         8,719          9,286
  Income taxes payable ...............................................         4,101          7,872
  Current portion of long-term debt ..................................        33,723         26,000
  Other current liabilities ..........................................        13,555         19,922
                                                                           ---------      ---------
          Total current liabilities ..................................        92,561         94,828

Long-term debt, net of current portion ...............................       453,277        446,814
Deferred income tax liability ........................................           176            358
                                                                           ---------      ---------

          Total liabilities ..........................................       546,014        542,000
                                                                           ---------      ---------

Minority interest ....................................................           508            788

Commitments and contingencies

Shareholders' deficit:
  Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,234,422 shares issued and outstanding ............         1,523          1,523
  Additional paid-in capital .........................................       178,944        179,425
  Accumulated deficit ................................................      (594,314)      (588,372)
  Cumulative translation adjustment ..................................          (227)            45
                                                                           ---------      ---------
          Total shareholders' deficit ................................      (414,074)      (407,379)
                                                                           ---------      ---------

          Total liabilities and shareholders' deficit ................     $ 132,448      $ 135,409
                                                                           =========      =========


   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                     1998           1999
                                                                  ---------      ---------
Net sales ...................................................     $ 108,321      $ 116,748
Cost of goods sold ..........................................        54,324         56,712
                                                                  ---------      ---------

Gross profit ................................................        53,997         60,036

Selling, general and administrative:
  Selling ...................................................        19,043         21,719
  Freight, warehouse and distribution .......................         9,674         11,133
  General and administrative ................................         4,917          6,214
  Gains on the sale of assets ...............................        (4,072)            --
  Stock option expense ......................................            --            481
                                                                  ---------      ---------
       Total selling, general and administrative ............        29,562         39,547
                                                                  ---------      ---------

Operating income ............................................        24,435         20,489

Other income (expense):
  Interest income ...........................................         2,278            774
  Interest expense ..........................................           (10)       (11,261)
  Other income, net .........................................           196             70
                                                                  ---------      ---------
       Other income (expense), net ..........................         2,464        (10,417)
                                                                  ---------      ---------

Income before income taxes ..................................        26,899         10,072
Income taxes ................................................        10,889          4,130
                                                                  ---------      ---------

Net income ..................................................        16,010          5,942

Other comprehensive income (loss) before tax:
  Cumulative translation adjustment .........................            39            272
  Unrealized losses on investments ..........................           (43)            --
                                                                  ---------      ---------
       Other comprehensive income (loss) before tax .........            (4)           272
Income tax benefit related to items of other
  comprehensive income ......................................            15             --
                                                                  ---------      ---------
       Other comprehensive income, net of tax ...............            11            272
                                                                  ---------      ---------

Comprehensive income ........................................     $  16,021      $   6,214
                                                                  =========      =========



   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                         1998           1999
                                                                      ---------      ---------
Cash flows from operating activities:
  Net income ....................................................     $  16,010      $   5,942
                                                                      ---------      ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................           703            907
    Amortization of debt issuance costs .........................            --            776
    Provision for doubtful accounts .............................           219            317
    Gains on the sale of assets .................................        (4,072)            --
    Stock option expense ........................................            --            481
    Equity in earnings of an affiliate ..........................            --            (42)
    Deferred tax expense (benefit) ..............................           612           (499)
  Changes in assets and liabilities:
    Accounts receivable .........................................          (534)        (3,849)
    Inventories .................................................        (6,614)        (7,472)
    Other current assets ........................................          (299)          (735)
    Other assets ................................................          (451)            16
    Accounts payable ............................................         6,436         (1,619)
    Income taxes payable ........................................         9,851          3,771
    Other accrued liabilities ...................................        (1,440)         7,834
                                                                      ---------      ---------
         Total adjustments ......................................         4,411           (114)
                                                                      ---------      ---------
         Net cash provided by operating activities ..............        20,421          5,828
                                                                      ---------      ---------

Cash flows from investing activities:
  Purchases of investments ......................................          (905)            --
  Proceeds from the sale of investments .........................           500             --
  Purchases of property, plant and equipment ....................        (1,955)        (1,259)
  Purchases of property, plant and equipment by minority
    owner of Laredo Candle ......................................            --           (249)
  Payments received on notes receivable .........................           323          2,151
  Proceeds from the sale of property, plant and equipment .......         4,072             --
                                                                      ---------      ---------
         Net cash provided by investing activities ..............         2,035            643
                                                                      ---------      ---------

Cash flows from financing activities:
  Dividends paid ................................................        (5,733)            --
  Capital contribution from Laredo Candle minority owner ........            --            280
  Payments under the Senior Credit Facility .....................            --        (14,186)
                                                                      ---------      ---------
         Net cash used in financing activities ..................        (5,733)       (13,906)
                                                                      ---------      ---------

Effect of cumulative translation adjustment .....................            39            272
                                                                      ---------      ---------
Net increase (decrease) in cash and cash equivalents ............        16,762         (7,163)
Cash and cash equivalents at beginning of year ..................       104,262         41,024
                                                                      ---------      ---------

Cash and cash equivalents at end of period ......................     $ 121,024      $  33,861
                                                                      =========      =========


   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BACKGROUND

         Home Interiors & Gifts, Inc., together with its subsidiaries (the "Company"), is a direct seller of home decorative accessories using the "party plan" method whereby its non-employee, independent sales representatives ("Displayers") conduct shows in the homes of potential customers. The Company believes that the party plan method provides a comfortable environment where the unique benefits and attributes of the Company's products can be demonstrated in a more effective manner than the typical retail setting.

         The Company has been located in Dallas, Texas since its inception in 1957. The Company manufactures approximately one-third of its products and purchases the remainder of its product line from a select number of independent suppliers, most of whom sell their products exclusively to the Company. The Company expanded its operations internationally in 1995. Revenue from international operations is not significant.

    The following is a brief description of the Company's subsidiaries, each of which is wholly-owned except as indicated:

o Dallas Woodcraft, Inc. ("DWC") manufactures framed art work and mirrors using custom-designed equipment

o GIA, Inc. ("GIA") and Homco, Inc. manufacture various types of molded plastic products using custom-designed equipment

o Laredo Candle Company, L.L.P. ("Laredo Candle"), which is owned 60% by the Company, was recently established and is anticipated to begin manufacturing candles in late 1999

o Homco de Mexico, S.A. de C.V. and Homco Puerto Rico, Inc. provide sales support services to the international Displayers

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

         These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday and every quarter consists of thirteen weeks. The last days of the quarter ended March 31, 1998 and 1999 in the accompanying unaudited consolidated financial information were April 4, 1998 and April 3, 1999, respectively.

         The consolidated financial information as of March 31, 1999 and for the three months ended March 31, 1998 and 1999 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments consisting only of normal, recurring adjustments, necessary to present fairly the consolidated financial position as of March 31, 1999 and the operating results, comprehensive income and cash flows for the three months ended March 31, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to prior years' balances to conform with current year presentation.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


3.  THE RECAPITALIZATION

          The Company completed a recapitalization (the "Recapitalization") on June 4, 1998 through the following simultaneous transactions:

o contribution of $182.6 million by Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") in exchange for 10,111,436 shares of the common stock, or approximately 66% of all outstanding shares upon completion of the Recapitalization

o    issuance of $200.0 million of senior subordinated notes (the "Notes")

o borrowing of $300.0 million under a $340.0 million senior credit facility (the "Senior Credit Facility")

o use of the above proceeds, together with available cash of $169.3 million, to:

     o    redeem 45,836,584 shares of common stock for $827.6 million

     o pay fees and expenses of $24.3 million associated with the Recapitalization consisting of:

          o $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization

          o $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes

          o    $1.5 million of legal and accounting fees

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

    In addition to the $24.3 million of fees and expenses related to the Recapitalization, the Company paid additional financial advisory and legal fees of approximately $6.2 million in connection with the Recapitalization. The Company paid its financial advisor approximately $5.7 million to assist with the development of strategic alternatives, identify potential buyers, evaluate proposals and assist in the negotiation of the Hicks Muse offer. These financial advisory and legal fees were expensed as incurred in the three months ended June 30, 1998.

    As a result of the Recapitalization, the issued and outstanding shares of common stock decreased to 15,231,652 shares as of June 4, 1998, all treasury stock was retired and Hicks Muse acquired a controlling interest in the Company.

4. INVENTORIES

          Inventories consisted of the following as of December 31, 1998 and March 31, 1999 (in thousands):

                                                                                  DECEMBER 31,  MARCH 31,
                                                                                       1998       1999
                                                                                  -----------   ---------
                                                                                              (UNAUDITED)
Raw materials .................................................................     $ 6,134     $ 6,169
Work in process ...............................................................       1,742       1,711
Finished goods ................................................................      23,134      30,602
                                                                                    -------     -------
                                                                                    $31,010     $38,482
                                                                                    =======     =======

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5. OTHER CURRENT LIABILITES

          Other current liabilities consisted of the following as of December 31, 1998 and March 31, 1999 (in thousands):

                                                                                                    DECEMBER 31, MARCH 31,
                                                                                                       1998        1999
                                                                                                    -----------  ---------
                                                                                                                (UNAUDITED)
Interest payable ................................................................................     $ 2,959     $ 8,079
Accrued compensation ............................................................................       3,606       3,860
Employee benefit plan contributions .............................................................       2,264         363
Sales taxes payable .............................................................................       1,871       4,564
Other current liabilities .......................................................................       2,855       3,056
                                                                                                      -------     -------
                                                                                                      $13,555     $19,922
                                                                                                      =======     =======

6.  NEW ACCOUNTING PRONOUNCEMENT

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after December 15, 1999. The Company has not yet determined the effect the new standard will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes as of and for the year ended December 31, 1998, included in its Form 10-K. Unless otherwise mentioned, all references to the number of Displayers, number of orders shipped, and average order size relate to domestic sales activity only.

COMPANY BACKGROUND

          The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's sales are dependent upon the number of Displayers selling the Company's products and Displayer productivity. Displayer productivity is measured in terms of orders shipped and average order size, both of which fluctuate from time to time based on the implementation and timing of discounts and new incentive programs, seasonality and recruiting activity.

          To stimulate sales, the Company offers a variety of discounts and incentives to Displayers. The amount and type of discounts and incentives vary from year to year and throughout each year, but are generally consistent over any given quarterly period. The cost of discounts is reflected in the Company's net sales while the cost of incentives is reflected in selling expense.

          Primarily because of the nature of the direct selling industry, and as a result of numerous general and economic factors, the Company experienced average annual Displayer turnover of approximately 40% during the last three years. The Company believes that new Displayers are generally among the least productive Displayers and that the majority of Displayers who terminate their status as Displayers in any particular year are Displayers recruited in that year or in the immediately preceding year. The Company's ability to maintain its sales volume and to achieve growth depends upon its ability to attract and retain a significant number of new Displayers each year.

          The Company revised its recruiting and training criteria effective in early 1999. Among other things, the Company increased opportunities for new Displayers by reducing start-up costs and lowering certain other barriers to entry. These changes resulted in a significant increase in the number of new Displayers. Approximately 13,200 new Displayers were recruited during the three months ended March 31, 1999, which was more than twice the number recruited during the comparable period of 1998. Although the Displayer base grew to approximately 66,000 as of March 31, 1999, many of the new Displayers were not considered active because they had not yet placed their first order. To be an active Displayer, the Displayer must have placed an order within the 14 prior weeks. Active Displayers totaled 51,600 as of March 31, 1999, up 3.0% from 50,100 as of December 31, 1998, and up 16.2% from 44,400 as of March 31, 1998.

          Historically, the Company has benefited from relatively stable gross profit and operating profit margins. Once a product is introduced into the Company's product line, the price at which the Company purchases the product from its suppliers and the price at which the Company sells the product to Displayers seldom changes. The Company has steadily improved its gross profit margin since mid-1997, when the markup on all new products was increased. Prior to that time, the Company seldom changed product markups. The Company believes that further improvement in gross margin will occur throughout 1999 until the new pricing structure is incorporated throughout its entire product line.

          The Company delivers its products to Displayers via common carrier and a regional network of locally-based freight distributors ("Local Distributors"). Unlike many other direct sales companies that the Company believes charge their customers shipping costs, the Company delivers its products to Displayers free of charge if minimum order sizes are met. The Company realizes substantial cost savings from volume discounts it receives from its common carriers and its use of Local Distributors. The use of Local Distributors enables the Company to avoid the premiums charged by common carriers for delivery to private residences, which is where most Displayers receive their deliveries. In addition, the Company believes that, as a result of its good relationships with its common carriers and the Local Distributors, it is able to quickly deliver its products with minimal shipping errors or product damage.

THE RECAPITALIZATION

          The Company completed the Recapitalization on June 4, 1998 through the following simultaneous transactions:

o contribution of $182.6 million by Hicks Muse,in exchange for 10,111,436 shares of the common stock, or approximately 66% of all outstanding shares upon completion of the Recapitalization

o    issuance of $200.0 million of the Notes

o    borrowing of $300.0 million under the Senior Credit Facility

o use of the above proceeds, together with available cash of $169.3 million, to:

     o    redeem 45,836,584 shares of common stock for $827.6 million

     o pay fees and expenses of $24.3 million associated with the Recapitalization consisting of:

          o $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization

          o $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes

          o    $1.5 million of legal and accounting fees

          In addition to the $24.3 million of fees and expenses related to the Recapitalization, the Company paid additional financial advisory and legal fees of approximately $6.2 million in connection with the Recapitalization. The Company paid its financial advisor approximately $5.7 million to assist with the development of strategic alternatives, identify potential buyers, evaluate proposals and assist in the negotiation of the Hicks Muse offer. These financial advisory and legal fees were expensed as incurred during the three months ended June 30, 1998.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

          Net Sales. Net sales increased $8.4 million, or 7.8%, to $116.7 million in the three months ended March 31, 1999 from $108.3 million in the comparable period in 1998. This increase was primarily attributable to a 15.6% increase in the number of orders shipped, which more than offset a 7.0% decrease in the average order size. The increase in orders shipped was due to growth in the Displayer base. The average number of active Displayers increased to 50,800 in the three months ended March 31, 1999 from 43,600 in the comparable period in 1998. Orders shipped per active Displayer remained flat. The decline in the average order size was expected primarily as a result of growth in the Displayer base that increased the percentage of less experienced and, therefore, less productive Displayers.

          Gross Profit. Gross profit increased $6.0 million, or 11.2%, to $60.0 million in the three months ended March 31, 1999 from $54.0 million in the comparable period in 1998. As a percentage of net sales, gross profit increased to 51.4% in 1999 from 49.8% in the 1998 period. This increase was primarily attributable to the introduction of new products with higher profit margins, and to a lesser extent, manufacturing efficiencies.

          Selling expense. Selling expense increased $2.7 million, or 14.1%, to $21.7 million in the three months ended March 31, 1999 from $19.0 million in the comparable period in 1998. As a percentage of net sales, selling expense increased to 18.6% in 1999 from 17.6% in the 1998 period. This increase was primarily attributable to higher promotion bonuses for Displayers during the 1999 period.

          Freight, warehouse and distribution expense. Freight, warehouse and distribution expense increased $1.4 million, or 15.1%, to $11.1 million in the three months ended March 31, 1999 from $9.7 million in the comparable period in 1998. As a percentage of net sales, freight, warehouse and distribution expense increased to 9.5% in the 1999 period from 8.9% in the 1998 period. This increase resulted from the increase in the number of orders shipped, and in particular, the use of additional labor necessary to fill orders.

         General and administrative expense. General and administrative expense increased $1.3 million, or 26.4%, to $6.2 million in the three months ended March 31, 1999 from $4.9 million in the comparable period in 1998. The increase was largely due to increased personnel costs, commencement of a monitoring and oversight fee payable to Hicks Muse, and increased depreciation expense as a result of a higher level of capital expenditures throughout 1998. The higher personnel costs were primarily related to increased staffing necessary to support the growth in the Displayer base and increased information and technology demands.

         Gains on the sale of assets. The Company recorded a gain of $4.1 million on the sale of an aircraft in March of 1998. No gains have been reported in the three months ended March 31, 1999.

         Interest Income. Interest income decreased to $0.8 million in the three months ended March 31, 1999 from $2.3 million in the comparable period in 1998 due to lower average investment balances as a result of the Recapitalization.

         Interest Expense. Interest expense increased to $11.3 million in the three months ended March 31, 1999 due to interest expense incurred in connection with the Senior Credit Facility and the Notes.

         Income Taxes. Income taxes decreased to $4.1 million in the three months ended March 31, 1999 from $10.9 million in the comparable period in 1998. Income taxes as a percentage of income before income taxes increased slightly to 41.0% in the 1999 period from 40.5% in the 1998 period.

SEASONALITY

         The Company's business is influenced by the Christmas holiday season and promotional events. Historically, a higher portion of the Company's sales and net income has been realized during the fourth quarter, and net sales and net income have generally been slightly lower during the first quarter as compared to the second and third quarters. Working capital requirements also fluctuate during the year and reach their highest levels during the third and fourth quarters as the Company increases its inventory for the peak season. In addition to the Company's peak season fluctuations, quarterly results of operations may fluctuate depending on the timing of, and amount of sales from discounts, incentive promotions and/or the introduction of new products. As a result, the Company's business activity and results of operations in any quarter are not necessarily indicative of any future trends in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         The Company satisfied its historical requirements for capital through cash flow from operations. As a result of borrowings under the Senior Credit Facility and the issuance of the Notes, the Company is subject to cash requirements which are significantly greater than its historical requirements. Net cash provided by operating activities in the three months ended March 31, 1999 decreased $14.6 million to $5.8 million from $20.4 million in the comparable period in 1998. The decrease was primarily attributable to reduced net income in the 1999 period as a result of interest expense on the Senior Credit Facility and the Notes and a nonrecurring gain on the sale of an aircraft in the 1998 period.

         The Company generated $0.6 million cash flow from investing activities during the three months ended March 31, 1999 and $2.0 million in the comparable period in 1998. The Company's capital expenditures totaled $1.5 million during the three months ended March 31, 1999 and $2.0 million in the comparable period in 1998. Capital expenditures in the 1999 period included $0.2 million attributable to the minority owner of Laredo Candle. Payments received on notes receivable increased to $2.2 million during the three months ended March 31, 1999 from $0.3 million in the comparable period in 1999 primarily due to final payment of a note prior to maturity. In addition to its other investing activities, the Company sold an aircraft in March 1998 for proceeds of $4.1 million.

         The Company estimates that its capital expenditures will increase to approximately $12.0 million during the year ended December 31, 1999 from $8.4 million in the comparable period of 1998. The anticipated increase is principally as a result of continued enhancements to the Company's new computer system, including Internet capabilities, and construction of the building and purchase of equipment for Laredo Candle. The Company's capital expenditures include expenditures attributable to the minority owner of Laredo Candle. The minority owner of Laredo Candle spent $0.5 million in capital expenditures in the 1998 period and expects to spend approximately $2.0 million in the 1999 period for its portion of the new candle manufacturing operation.

         The Company is currently in the process of evaluating its facility requirements, including the possibility of automating order fulfillment and consolidating distribution facilities. If the Company makes some or all of the contemplated changes, the Company's capital expenditures would increase by approximately $5.0 million to $10.0 million over the next twelve months.

         The Company's use of cash for financing activities increased to $13.9 million during the three months ended March 31, 1999 from $5.7 million in the comparable period in 1998. This increased use of cash was due to principal payments on the Senior Credit Facility totaling $14.2 million. Prior to the Recapitalization, the Company's primary financing activity was the payment of dividends. Dividends were not paid during the three months ended March 31, 1999 as compared to the $5.7 million paid in the comparable period in 1998. Since the terms of the Notes and the Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

         Payments on the Notes and Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes a standby revolving credit facility of $40.0 million (the "Revolving Loans"), which mature on June 30, 2004. The Revolving Loans remained undrawn as of March 31, 1999.

         The Company paid a total of $19.4 million in debt service in the three months ended March 31, 1999. The debt service payments consisted of principal payments under the Senior Credit Facility of $6.5 million, a mandatory prepayment of $7.7 million under the Senior Credit Facility and interest under the Senior Credit Facility of approximately $5.2 million.

         The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. The Company prepaid $7.7 million on the term loans on March 31, 1999. As a result of the timing and magnitude of the prepayment amount, the Company may have to utilize the Revolving Loans at varying times subsequent to March 31, 1999 primarily to meet working capital needs and to fund capital expenditures.

         The Company anticipates that its debt service requirements will total $73.8 million in 1999. These debt service requirements are expected to consist of principal payments due under the Senior Credit Facility of $26.0 million, the mandatory prepayment of $7.7 million under the Senior Credit Facility, interest due under the Senior Credit Facility of $19.9 million and interest of $20.2 million due on the Notes. A one percentage point change in interest rates would not have a significant impact on interest expense since the Company entered into six-month and twelve-month borrowings on December 9, 1998 for a majority of its variable-rate debt.

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

         In July 1998, the Company entered into an interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the swap, the Company pays interest at 5.50% on a notional amount of $75.0 million and receives interest thereon at three-month LIBOR on a quarterly basis. Beginning June 9, 1999, if LIBOR is greater than 6.44% at the commencement of any quarterly reset period, a knockout provision provides for no payment under the swap during such period. The knockout provision is separately adjusted to market on a quarterly basis. No material adjustments were made in the three months ended March 31, 1999.

         There are no material quantitative changes in market risk exposures at March 31, 1999 when compared to December 31, 1998.

ENVIRONMENTAL ISSUES

         In 1989, DWC was named as a potentially responsible party ("PRP") based on allegedly having sent 2,640 gallons of waste to the Chemical Recycling, Inc. facility in Wylie, Texas. The Company believes that DWC's share of the total cleanup costs based on a volumetric allocation would be less than one percent. In the future, DWC and the other PRPs, who are jointly and severally liable, may incur additional costs related to the cleanup of hazardous substances at the facility. DWC did not incur any cleanup related costs in 1996, 1997 and 1998 or in the three months ended March 31, 1999. Because the site has been dormant for several years, the Company does not believe it is probable that any additional costs will be incurred and, accordingly, has not established any accruals for future cleanup costs at the site.

         In 1997, Homco was named as a PRP based on allegedly having transported hazardous waste to the Materials Recovery Enterprises, Inc. facility in Ovalo, Texas. In the future, Homco and the other PRPs, who are jointly and severally liable, will incur costs related to the cleanup of hazardous substances at the facility. The cleanup of the site is in the early stages. The PRP group has hired an environmental consultant to conduct a remedial investigation and feasibility study, which is expected to be completed in 1999. The Company believes that Homco's share of the total cleanup costs based on a volumetric allocation would be less than one percent. The Company did not incur any cleanup related costs during 1997, 1998, or during the three months ended March 31, 1999 and has not established any accrual for such costs as no determination of the cleanup costs for the site has been made.

         In 1996, the United States Environmental Protection Agency issued a Notice of Violation claiming that GIA had violated the Clean Air Act and Nebraska Air Regulations by failing to obtain one or more Construction Permits for plant expansions that occurred in the 1970s and 1980s. In January 1997, GIA responded to the Notice of Violation and in January 1998, a combined construction and operating permit was proposed for the facility. This permit has been issued and GIA did not incur penalties for the activities covered by the Notice of Violation.

         On February 9, 1999, the EPA conducted an inspection at GIA to determine compliance with the toxic chemical release reporting requirements for 1997 pursuant to the Emergency Planning and Community Right To Know Act of 1986,
Section 313. A final determination has not been issued, but several possible calculation errors in GIA's Form R Report were noted during the inspection. The EPA will make its final determination upon receipt and verification of GIA's revised 1997 Form R calculation. It is possible that the EPA could seek administrative penalties for these errors.

         The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and will be determined over a number of years. Accordingly, the total cost to the Company cannot currently be determined with certainty. It is management's opinion, however, the total cost of resolving such contingencies should not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         The Company has established a Year 2000 compliance team to address the issue of computer programs and systems that are unable to distinguish between the year 1900 and the year 2000 (the "Project"). The Project is divided into three categories: infrastructure, subsidiaries and third party suppliers and service providers. The Company has substantially completed the assessment phase which consisted of identifying and inventorying items, prioritizing, determining critical items and establishing a not yet defined timetable for Year 2000 compliance and is engaged in the remediation and testing phases of the Project. The computer system is a critical aspect of the Project.

         The Company implemented its new and significantly more sophisticated computer system (the "Computer System") in January 1999, which replaced substantially all of the hardware and software previously in use at the Company. A limited amount of peripheral equipment was retained and testing for Year 2000 compliance will continue throughout the second quarter of 1999. The Computer System includes a mainframe computer, certain business applications and upgraded or replacement peripheral equipment associated with the Company's core business systems. The Company upgraded the software for the Computer System through the purchase of certain software products developed by Distribution Architects International ("DAI"). DAI has been engaged to assist with the implementation and enhancement process. Each supplier (including DAI) of the hardware and software incorporated or to be incorporated into the Computer System has provided to the Company a compliance statement or other documentation certifying that its products will function properly in all material respects beyond 1999.

         The DAI software was installed in January 1999, and the Computer System is presently operational. In addition, Year 2000 remediation of other aspects of the Company's infrastructure is substantially complete. Remediation of the Company's subsidiaries was substantially completed in the first quarter of 1999 and testing will continue throughout the second quarter. As a result, the Company believes that Year 2000 remediation of its infrastructure and its subsidiaries will be complete in all material respects by the end of the second quarter of 1999.

         The Company is currently enhancing the effectiveness of the DAI software and the Computer System in general. The Company's core business functions, including inventory, purchasing and accounting are dependent on a properly functioning management information system. Because the Computer System replaced a significant portion of such system, the failure of the DAI software to function as anticipated would require the Company to reassess its Year 2000 compliance and its Computer System in general. On-site systems testing will continue throughout the second quarter of 1999. Specific testing of the DAI software for Year 2000 compliance will take place in the second quarter of 1999. If testing identifies a business function at risk, the Company will aggressively seek to locate alternative sources of software as a contingency plan. There can be no assurance that such software could be obtained and installed in a timely fashion or that such software would be year 2000 compliant. Non-compliance could potentially result in a disruption of operations, including, among other things, a temporary inability to process transactions, ship products or engage in normal business activities, which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company is presently unable to predict. However, if some or all of the Company's remediated or replaced internal computer systems fail to correctly distinguish between years before and after Year 2000, or if any software applications critical to the Company's operations are overlooked in the Company's assessment of its Year 2000 compliance, there could be a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company presently is not able to predict.

         In addition to the foregoing, the Company has identified and surveyed its critical third party suppliers and service providers, and continues to monitor and assess their progress toward Year 2000 compliance to determine the extent to which the Company is vulnerable to the failure of such suppliers and service providers to remediate their own Year 2000 issues. The failure of such third parties to adequately address their respective Year 2000 issues, could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company is presently not able to predict.

         The Company spent approximately $5.3 million on the Computer System as of March 31, 1999, which represented substantially all of the costs to implement the first phase of the rollout of the Computer System. Now that the installation process is complete, the Company is responding to increased information demands and overall growth by enhancing the operational performance and capabilities of the Computer System. The Company expects that the additional costs associated with remediating its remaining infrastructure will be less than $1.0 million.

NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after December 15, 1999. The Company has not yet determined the effect the new standard will have on its financial statements.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         SOME OF THE STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

         IN SOME CASES, FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY.

         ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY MANAGEMENT OF THE COMPANY WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. THEREFORE, UNDUE RELIANCE SHOULD NOT BE PLACED UPON SUCH STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH ESTIMATES OR STATEMENTS WILL BE REALIZED AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE: (i) LOSS OF DISPLAYERS; (ii) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (iii) IMPOSITION OF STATE TAXES; (iv) CHANGE IN STATUS OF INDEPENDENT CONTRACTORS; (v) INCREASED COMPETITION; (vi) UNEXPECTED DELAYS OR PROBLEMS ASSOCIATED WITH THE INTEGRATION AND IMPLEMENTATION OF THE COMPUTER SYSTEM; (vii) UNEXPECTED DELAYS OR PROBLEMS ASSOCIATED WITH THE COMPANY'S YEAR 2000 PROJECT; AND (ix) THE ABILITY OF THIRD PARTY SUPPLIERS AND SERVICE PROVIDERS TO REMEDIATE ANY YEAR 2000 ISSUES APPLICABLE TO THEIR RESPECTIVE BUSINESSES. MANY OF SUCH FACTORS WILL BE BEYOND THE CONTROL OF THE COMPANY.

         MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF SUCH STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS FORM 10-Q TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Issues" for information regarding legal proceedings which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit

            EXHIBIT
              NO.
            -------

            27.1         Financial Data Schedule

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.


By:  /s/ LEONARD A. ROBERTSON
------------------------------
Leonard A. Robertson
Chief Financial Officer
(principal financial and accounting officer)

Date: May 10, 1999

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
  27.1                        Financial Data Schedule