Form 10-Q
period 1999-06-30
HOME INTERIORS & GIFTS INC
filed 1999-08-13
CIK 1067541

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                ---------------

                         COMMISSION FILE NO. 333-62021

                          HOME INTERIORS & GIFTS, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                        75-0981828
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         4550 SPRING VALLEY ROAD
              DALLAS, TEXAS                                  75244
(Address of principal executive offices)                  (Zip Code)

                                 (972) 386-1000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     As of August 12, 1999, the registrant had outstanding 15,239,110 shares of its common stock, $0.10 par value per share.

===============================================================================

                          HOME INTERIORS & GIFTS, INC.

                                     INDEX

                                                                                                       PAGE NO.
                                                                                                       --------

         PART I - FINANCIAL INFORMATION

         Item 1.  Unaudited Interim Consolidated Financial Statements:

           Consolidated Balance Sheets as of December 31, 1998 and
              June 30, 1999....................................................................            3
           Consolidated Statements of Operations and Comprehensive Income
              For the three months and six months ended June 30, 1998 and 1999.................            4
           Consolidated Statements of Cash Flows for the six months ended
              June 30, 1998 and 1999...........................................................            5
           Notes to Unaudited Interim Consolidated Financial Statements........................            6

         Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................           10


         PART II - OTHER INFORMATION

         Item 1.  Legal proceedings............................................................           19
         Item 6.  Exhibits and Reports on Form 8-K.............................................           19

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND JUNE 30, 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                                      DECEMBER 31,      JUNE 30,
                                                                                          1998            1999
                                                                                     -------------     ---------
                                                                                                      (UNAUDITED)
          Current assets:
            Cash and cash equivalents...........................................       $  41,024       $  17,740
            Accounts receivable, net............................................           7,975          11,463
            Inventories.........................................................          31,010          41,328
            Deferred income tax benefit.........................................           2,164           2,044
            Other current assets................................................           1,040           2,285
                                                                                       ---------       ---------
                    Total current assets........................................          83,213          74,860

          Property, plant and equipment, net....................................          21,774          26,222
          Investments...........................................................           1,667           1,729
          Debt issuance costs, net..............................................          19,132          17,536
          Other assets..........................................................           6,662           4,301
                                                                                       ---------       ---------

                    Total assets................................................     $   132,448       $ 124,648
                                                                                     ===========       =========

                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

          Current liabilities:
            Accounts payable....................................................       $  13,119       $   8,791
            Accrued seminars and incentive awards...............................          12,422          12,922
            Royalties payable...................................................           6,922           6,535
            Hostess prepayments.................................................           8,719           9,556
            Income taxes payable................................................           4,101           2,824
            Accrued compensation................................................           3,606           4,797
            Current maturities and prepayment of long-term debt.................          33,723          24,679
            Other current liabilities...........................................           9,949           8,019
                                                                                       ---------       ---------
                    Total current liabilities...................................          92,561          78,123

          Long-term debt, net of current maturities.............................         453,277         441,966
          Deferred income tax liability and other...............................             176             801
                                                                                       ---------       ---------

                    Total liabilities...........................................         546,014         520,890
                                                                                       ---------       ---------

          Minority interest.....................................................             508           1,806

          Commitments and contingencies

          Shareholders' deficit:
            Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,234,422 and 15,239,110 shares
              issued and outstanding............................................           1,523           1,524
            Additional paid-in capital..........................................         178,944         179,791
            Accumulated deficit.................................................        (594,314)       (579,354)
            Cumulative translation adjustment...................................            (227)             (9)
                                                                                       ---------       ---------
                    Total shareholders' deficit.................................        (414,074)       (398,048)
                                                                                       ---------       ---------

                    Total liabilities and shareholders' deficit.................       $ 132,448       $ 124,648
                                                                                       =========       =========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS AND SIX
                      MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                                 ---------------------------         ---------------------------
                                                                    1998              1999             1998              1999
                                                                 ---------         ---------         ---------         ---------
 Net sales ..............................................        $ 127,752         $ 126,234         $ 236,073         $ 242,982
 Cost of goods sold .....................................           61,763            60,279           116,087           116,991
                                                                 ---------         ---------         ---------         ---------

 Gross profit ...........................................           65,989            65,955           119,986           125,991

 Selling, general and administrative:
   Selling ..............................................           22,289            20,642            41,332            42,361
   Freight, warehouse and distribution ..................           11,551            12,501            21,225            23,634
   General and administrative ...........................            5,897             6,398            10,814            12,612
   Gains on the sale of assets ..........................           (1,107)               --            (5,179)               --
   Stock option expense .................................               --               267                --               748
   Recapitalization expenses ............................            6,198                --             6,198                --
                                                                 ---------         ---------         ---------         ---------
        Total selling, general and administrative .......           44,828            39,808            74,390            79,355
                                                                 ---------         ---------         ---------         ---------

 Operating income .......................................           21,161            26,147            45,596            46,636

 Other income (expense):
   Interest income ......................................            1,998               595             4,276             1,369
   Interest expense .....................................           (3,481)          (11,063)           (3,491)          (22,324)
   Other income (expense), net ..........................              182              (176)              378              (106)
                                                                 ---------         ---------         ---------         ---------
        Other income (expense), net .....................           (1,301)          (10,644)            1,163           (21,061)
                                                                 ---------         ---------         ---------         ---------

 Income before income taxes .............................           19,860            15,503            46,759            25,575
 Income taxes ...........................................            7,681             6,485            18,570            10,615
                                                                 ---------         ---------         ---------         ---------

 Net income .............................................           12,179             9,018            28,189            14,960

 Other comprehensive income (loss) before tax:
   Cumulative translation adjustment ....................              (73)              (54)              (34)              218
   Unrealized losses on investments .....................             (655)               --              (698)               --
                                                                 ---------         ---------         ---------         ---------
         Other comprehensive income (loss) before tax ...             (728)              (54)             (732)              218
 Income tax benefit related to items of other
   comprehensive income .................................              229                --               244                --
                                                                 ---------         ---------         ---------         ---------
   Other comprehensive income, net of tax ...............             (499)              (54)             (488)              218
                                                                 ---------         ---------         ---------         ---------

 Comprehensive income ...................................        $  11,680         $   8,964         $  27,701         $  15,178
                                                                 =========         =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      1998              1999
                                                                                    ---------         --------
     Cash flows from operating activities:
       Net income ..........................................................        $  28,189         $ 14,960
                                                                                    ---------         --------
       Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .....................................            1,497            1,815
         Amortization of debt issuance costs ...............................               97            1,596
         Provision for doubtful accounts ...................................              306              278
         Gains on the sale of assets .......................................           (5,179)              --
         Stock option expense ..............................................               --              748
         Realized gains on investments .....................................             (203)              --
         Equity in earnings of an affiliate ................................               --              (62)
         Deferred tax expense ..............................................              233              176
       Changes in assets and liabilities:
         Accounts receivable ...............................................             (130)          (4,572)
         Inventories .......................................................           (8,255)         (10,318)
         Other current assets ..............................................             (276)          (1,245)
         Other assets ......................................................             (384)              53
         Accounts payable ..................................................            4,476           (4,328)
         Income taxes payable ..............................................            1,877           (1,277)
         Other current liabilities .........................................            8,982              780
                                                                                    ---------         --------
              Total adjustments ............................................            3,041          (16,356)
                                                                                    ---------         --------
              Net cash provided by (used in) operating activities ..........           31,230           (1,396)
                                                                                    ---------         --------

     Cash flows from investing activities:
       Purchases of investments ............................................          (86,591)              --
       Proceeds from the sale of investments ...............................          152,765               --
       Purchases of property, plant and equipment ..........................           (4,778)          (5,009)
       Purchases of property, plant and equipment by minority
           owner of Laredo Candle ..........................................               --           (1,229)
       Purchases of notes receivable .......................................             (962)              --
       Payments received on notes receivable ...............................            1,361            3,089
       Proceeds from the sale of property, plant and equipment .............            5,572               --
                                                                                    ---------         --------
              Net cash provided by (used in) investing activities ..........           67,367           (3,149)
                                                                                    ---------         --------

     Cash flows from financing activities:
       Dividends paid ......................................................           (9,554)              --
       Proceeds from the issuance of Company common stock ..................          182,557              100
       Purchase of treasury stock ..........................................         (827,557)              --
       Proceeds from the issuance of the Notes .............................          200,000               --
       Proceeds from borrowings under the Senior Credit Facility ...........          300,000               --
       Debt issuance costs .................................................          (11,609)              --
       Recapitalization fees and expenses ..................................          (12,724)              --
       Capital contribution from Laredo Candle minority owner ..............               --            1,298
       Payments under the Senior Credit Facility ...........................               --          (20,355)
                                                                                    ---------         --------
              Net cash used in financing activities ........................         (178,887)         (18,957)
                                                                                    ---------         --------

     Effect of cumulative translation adjustment ...........................              (34)             218
                                                                                    ---------         --------
     Net decrease in cash and cash equivalents .............................          (80,324)         (23,284)
     Cash and cash equivalents at beginning of year ........................          104,262           41,024
                                                                                    ---------         --------
     Cash and cash equivalents at end of period ............................        $  23,938         $ 17,740
                                                                                    =========         ========

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

         The Company has been located in Dallas, Texas since its inception in 1957. The Company manufactures approximately one-third of its products and purchases the remainder of its product line from a select number of independent suppliers, most of who sell their products exclusively to the Company. The Company expanded its operations internationally in 1995. Revenue from international operations is not significant.

    The following is a brief description of the Company's subsidiaries, each of which is wholly-owned except as indicated:

o Dallas Woodcraft, Inc. ("DWC") manufactures framed art work and mirrors using custom-designed equipment

o GIA, Inc. ("GIA") and Homco, Inc. ("Homco") manufacture various types of molded plastic products using custom-designed equipment

o Laredo Candle Company, L.L.P. ("Laredo Candle"), which is owned 60% by the Company, was established in 1998 and is anticipated to begin manufacturing candles in the third quarter of 1999

o Subsidiaries in Mexico and Puerto Rico provide sales support services to the international Displayers

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

         These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday and every quarter consists of thirteen weeks. The last days of the quarter ended June 30, 1998 and 1999 in the accompanying unaudited consolidated financial information were July 4, 1998 and July 3, 1999, respectively.

         The consolidated financial information as of June 30, 1999 and for the three months and six months ended June 30, 1998 and 1999 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 1999, operating results and comprehensive income for the three months and six months ended June 30, 1998 and 1999, and cash flows for the six months ended June 30, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

o borrowing of $300.0 million under a $340.0 million senior credit facility (the "Senior Credit Facility")

o use of the above proceeds, together with available cash of $169.3 million, to:

     o    redeem 45,836,584 shares of common stock for $827.6 million

     o pay fees and expenses of $24.3 million associated with the Recapitalization consisting of:

          --> $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization

          --> $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes

          -->  $1.5 million of legal and accounting fees

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

4. NEW WAREHOUSE AND DISTRIBUTION FACILITY

         The Company is currently operating in and from several separate warehouse and distribution facilities. On July 19, 1999 the Company entered into a contract with Argent Frankford L.P. ("Argent") to construct a new 630,000 square-foot warehouse and distribution facility in Carrollton, Texas for approximately $19.4 million. The Company expects to incur an additional $2.0 million to $3.0 million in customized improvements to prepare the facility for occupancy, which should occur prior to the end of the second quarter of 2000. In the event the Argent transaction described in the next paragraph is not consummated and the Company is unable to purchase the facility, the Company is obligated to enter into a long-term lease agreement with Argent upon completion of construction.

         The new warehouse and distribution facility will allow the Company to consolidate its current warehouse and distribution operation from several smaller facilities into a single larger facility. Among other things, the Company anticipates that it will benefit from reduced labor and inventory costs and property tax savings. Additionally, the new facility will allow the Company to utilize an automated order fulfillment system, which the Company expects will result in additional labor savings.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         Concurrently with the transaction described above, the Company entered into an exchange transaction with Parker Equities Inc. ("Parker") to sell to Parker for $15.7 million, net of commissions and closing costs, substantially all of the Company's owned properties and facilities in the Dallas area, including all of its warehouse and distribution facilities and its corporate headquarters. The Company plans to close the transaction on December 1, 1999 subject to certain customary terms and conditions. At closing, the Company intends to enter into several separate lease agreements to lease back all of its properties and facilities until the Company's new facilities are ready for occupancy. The lease terms will vary in length based on a predetermined schedule of facility closings between April 2000 and August 2000.

         The Company expects that the process of selling its current facilities and properties in exchange for purchasing a new facility and property will qualify as a Section 1031 Tax-Free Exchange under the United States Internal Revenue Code of 1986, as amended. The Company anticipates there will be a pre-tax gain of approximately $10.7 million on the sale of its properties and facilities for financial reporting purposes.

         The transactions described above require approval from the Company's lenders. The Company is currently meeting with its lenders and expects to gain approval of these transactions.

5.  CORPORATE HEADQUARTERS FACILITY

    The Company is in the process of negotiating a ten year lease for a new corporate headquarters location in the Dallas area. The Company anticipates that this facility will consist of approximately 75,000 square feet of office space for annual rent of approximately $1.7 million. Tenant improvements to customize the space are expected to be approximately $3.0 million after improvement allowances. The Company expects to move into its new headquarters facility in late 1999 or early 2000.

6.  INVENTORIES

         Inventories consist of the following as of December 31, 1998 and June 30, 1999 (in thousands):

                                                                                      DECEMBER 31,     JUNE 30,
                                                                                          1998           1999
                                                                                     -------------   -----------
                                                                                                     (UNAUDITED)
                 Raw materials.......................................................  $   6,134       $   6,952
                 Work in process.....................................................      1,742           1,802
                 Finished goods......................................................     23,134          32,574
                                                                                       ---------       ---------
                                                                                       $  31,010       $  41,328
                                                                                       =========       =========


7. OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following as of December 31, 1998 and June 30, 1999 (in thousands):

                                                                                      DECEMBER 31,      JUNE 30,
                                                                                          1998            1999
                                                                                     -------------     ----------
                                                                                                       (UNAUDITED)
                 Interest payable....................................................  $   2,959       $   2,248
                 Employee benefit plan contributions.................................      2,264             807
                 Sales taxes payable.................................................      1,871           1,884
                 Other current liabilities...........................................      2,855           3,080
                                                                                       ---------       ---------
                                                                                       $   9,949       $   8,019
                                                                                       =========       =========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

8.  NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for quarters and fiscal years beginning after June 15, 2000. The Company has not yet determined the effect the new standard will have on its financial statements.

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

         Primarily because of the nature of the direct selling industry, and as a result of numerous general and economic factors, the Company experienced average annual Displayer turnover of approximately 40% during the last three years. The Company believes that new Displayers are generally among the least productive Displayers and that the majority of Displayers who terminate their status as Displayers in any particular year are Displayers recruited in that year or in the immediately preceding year. The Company's ability to maintain its sales volume and to achieve growth depends upon its ability to attract, train and retain a significant number of new Displayers each year.

         The Company revised its recruiting and training criteria in early 1999. Among other things, the Company increased opportunities for new Displayers by reducing start-up costs and lowering certain other barriers to entry. These changes resulted in a significant increase in the number of new Displayers. The Company recruited approximately 31,400 new Displayers during the six months ended June 30, 1999, which was more than the number recruited during the entire year in 1998. Although the Displayer base grew from 52,800 as of December 31, 1998 to 83,700 as of June 30, 1999, many of the new Displayers were not considered active because they had not yet placed their first order. To be considered an active Displayer, the Displayer must have placed an order within the 14 prior weeks. Active Displayers totaled 61,400 as of June 30, 1999, up 22.6% from 50,100 as of December 31, 1998, and up 36.1% from 45,100 as of June 30, 1998.

                  In connection with the recent growth in recruiting, the Company lowered its minimum order requirement in June 1999, and as a result, experienced a significant decline in average order sizes. The Company is continuing to evaluate the impact the lower minimum order requirement is having on its business; however, the Company expects that the higher operating costs experienced during the second quarter will continue through the remainder of the year.

         Historically, the Company has benefited from relatively stable gross profit and operating profit margins. Once a product is introduced into the Company's product line, the price at which the Company purchases the product from its suppliers and the price at which the Company sells the product to Displayers seldom changes. The Company has steadily improved its gross profit margin since mid-1997, when the markup on all new products was increased. Prior to that time, the Company seldom changed product markups. The Company believes that further improvement in gross margin will occur during the remainder of 1999 until the new pricing structure is incorporated throughout its entire product line. The Company expects that its operating profit margins will decline slightly through the end of 1999 primarily as a result of the increased costs associated with processing and shipping more orders.

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

THE RECAPITALIZATION

         The Company completed the Recapitalization on June 4, 1998 through the following simultaneous transactions:

o contribution of $182.6 million by Hicks Muse, in exchange for 10,111,436 shares of the common stock, or approximately 66% of all outstanding shares upon completion of the Recapitalization

o    issuance of $200.0 million of the Notes

o    borrowing of $300.0 million under the Senior Credit Facility

o use of the above proceeds, together with available cash of $169.3 million, to:

     o    redeem 45,836,584 shares of common stock for $827.6 million

     o pay fees and expenses of $24.3 million associated with the Recapitalization consisting of:

          --> $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization

          --> $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes

          -->  $1.5 million of legal and accounting fees

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

         Net Sales. Net sales decreased $1.6 million, or 1.2%, to $126.2 million in the three months ended June 30, 1999 from $127.8 million in the comparable period in 1998. This decrease was primarily due to a 19.2% decline in the average order size, which more than offset a 22.0% increase in the number of orders shipped. The decline in the average order size was primarily as a result of a lower minimum order requirement implemented in June 1999 and growth in the Displayer base that increased the percentage of less experienced, and therefore, less productive Displayers. Additionally, sales in the 1998 period were impacted positively by a six-month sales incentive that ended in June 1998. For 1999, the same incentive is earned over a nine-month period ending in September 1999. Growth in the Displayer base contributed to the increase in the number of orders shipped in the 1999 period. The average number of active Displayers increased to 56,500 in the three months ended June 30, 1999 from 44,700 in the comparable period in 1998. Orders shipped per active Displayer decreased slightly. The Company expects that the trend of more orders shipped and lower order sizes will continue throughout 1999 as a result of the factors discussed above.

         Gross Profit. Gross profit remained flat at $66.0 million in the three months ended June 30, 1998 and 1999. As a percentage of net sales, gross profit increased to 52.2% in the 1999 period from 51.7% in the 1998 period largely due to the introduction of new products with higher profit margins.

         Selling expense. Selling expense decreased $1.7 million, or 7.4%, to $20.6 million in the three months ended June 30, 1999 from $22.3 million in the comparable period in 1998. As a percentage of net sales, selling expense decreased to 16.4% in 1999 from 17.4% in the 1998 period. This decrease was primarily attributable to lower bonus accruals for Displayers in the 1999 period as a result of lower sales and higher incentive costs in the 1998 period. The accrual of annual sales production bonuses for Displayers in the 1999 period was lower as a result of lower sales volume compared to the 1998 period.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense increased $0.9 million, or 8.2%, to $12.5 million in the three months ended June 30, 1999 from $11.6 million in the comparable period in 1998. As a percentage of net sales, freight, warehouse and distribution expense increased to 9.9% in the 1999 period from 9.0% in the 1998 period. This increase resulted from the 22.0% increase in the number of orders shipped, and in particular the use of temporary labor necessary to fill orders. Additionally, the Company incurred higher wage costs for its distribution employees as a result of a wage rate increase in May 1999. The Company expects the trend of higher labor costs will continue throughout the remainder of 1999.

         General and administrative expense. General and administrative expense increased $0.5 million, or 8.5%, to $6.4 million in the three months ended June 30, 1999 from $5.9 million in the comparable period in 1998. The increase was largely due to increased personnel costs, the full period impact of a monitoring and oversight fee payable to Hicks Muse, and increased depreciation expense as a result of a higher level of capital expenditures throughout 1998. The higher personnel costs were in response to the growth in the sales force coupled with modernization of new computer systems requiring specialized labor.

         Gains on the sale of assets. The Company recorded a gain of $1.1 million on the sale of an aircraft in 1998. No gains have been recorded in the three months ended June 30, 1999.

         Recapitalization expenses. Recapitalization expenses of $6.2 million in 1998 consisted of fees and expenses paid to the Company's financial advisor and attorneys in connection with the Recapitalization.

         Interest Income. Interest income decreased to $0.6 million in the three months ended June 30, 1999 from $2.0 million in the comparable period in 1998 due to lower average investment balances as a result of the Recapitalization.

         Interest Expense. Interest expense increased to $11.1 million in the three months ended June 30, 1999 from $3.5 million in the comparable period in 1998. Interest expense was incurred over the entire period in 1999 in connection with the Senior Credit Facility and the Notes as compared to one month in the 1998 period.

         Income Taxes. Income taxes decreased to $6.5 million in the three months ended June 30, 1999 from $7.7 million in the comparable period in 1998. Income taxes as a percentage of income before income taxes increased to 41.8% in the 1999 period from 38.7% in the 1998 period. This increase was primarily due to a higher effective state income tax rate in the 1999 period as a result of the Company's filing income or franchise tax returns in substantially all states.

THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1998

         Net Sales. Net sales increased $6.9 million, or 2.9%, to $243.0 million in the six months ended June 30, 1999 from $236.1 million in the comparable period in 1998. This increase was primarily attributable to a 19.1% increase in the number of orders shipped, which more than offset a 13.7% decrease in the average order size. The increase in orders shipped was due to growth in the Displayer base. The average number of active Displayers increased to 54,400 in the six months ended June 30, 1999 from 44,100 in the comparable period in 1998. Orders shipped per active Displayer dropped slightly. The decline in the average order size was primarily as a result of a lower minimum order requirement implemented in June 1999 and growth in the Displayer base that increased the percentage of less experienced and, therefore, less productive Displayers.

         Gross Profit. Gross profit increased $6.0 million, or 5.0%, to $126.0 million in the six months ended June 30, 1999 from $120.0 million in the comparable period in 1998. As a percentage of net sales, gross profit increased to 51.9% in 1999 from 50.8% in the 1998 period. This increase was primarily attributable to the introduction of new products with higher profit margins, and to a lesser extent, manufacturing efficiencies.

         Selling expense. Selling expense increased $1.1 million, or 2.5%, to $42.4 million in the six months ended June 30, 1999 from $41.3 million in the comparable period in 1998. As a percentage of net sales, selling expense of 17.4% in 1999 was in line with 17.5% in the 1998 period. Increased commissions earned by Displayers in the 1999 period were offset by higher incentive costs in the 1998 period.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense increased $2.4 million, or 11.3%, to $23.6 million in the six months ended June 30, 1999 from $21.2 million in the comparable period in 1998. As a percentage of net sales, freight, warehouse and distribution expense increased to 9.7% in the 1999 period from 9.0% in the 1998 period. This increase resulted from the increase in the number of orders shipped, and in particular the use of temporary labor necessary to fill orders. Additionally, the Company incurred higher wage costs for its distribution employees as a result of a wage rate increase in May 1999. The Company expects that the trend of higher labor costs will continue throughout the remainder of 1999.

         General and administrative expense. General and administrative expense increased $1.8 million, or 16.6%, to $12.6 million in the six months ended June 30, 1999 from $10.8 million in the comparable period in 1998. The increase was largely due to increased personnel costs, the full period impact of a monitoring and oversight fee payable to Hicks Muse, and increased depreciation expense as a result of a higher level of capital expenditures throughout 1998. The higher personnel costs are in response to the growth in the sales force coupled with modernization of new computer systems requiring specialized labor.

         Gains on the sale of assets. The Company recorded gains of $5.2 million primarily on the sale of two aircraft in 1998. No gains have been reported in the six months ended June 30, 1999.

         Interest Income. Interest income decreased to $1.4 million in the six months ended June 30, 1999 from $4.3 million in the comparable period in 1998 due to lower average investment balances as a result of the Recapitalization.

         Interest Expense. Interest expense increased $18.8 million to $22.3 million from $3.5 million in the comparable period in 1998 due to interest expense incurred in connection with the Senior Credit Facility and the Notes.

         Income Taxes. Income taxes decreased to $10.6 million in the six months ended June 30, 1999 from $18.6 million in the comparable period in 1998. Income taxes as a percentage of income before income taxes increased to 41.5% in the 1999 period from 39.7% in the 1998 period. This increase was primarily due to a higher effective state income tax rate in the 1999 period as a result of the Company's filing income or franchise tax returns in substantially all states.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its historical requirements for capital through cash flow from operations. As a result of borrowings under the Senior Credit Facility and the issuance of the Notes, the Company is subject to cash requirements, which are significantly greater than its historical requirements. Net cash used by operating activities in the six months ended June 30, 1999 totaled $1.4 million, a $32.6 million decline from the $31.2 million in cash provided by operations in the comparable period in 1998. The decrease was largely attributable to reduced net income in the six months ended June 30, 1999 primarily as a result of the full period impact of interest expense on the Senior Credit Facility and the Notes and an increase in accounts receivable combined with a decrease in accounts payable and other current liabilities.

         Prior to June 4, 1998, the Company liquidated substantially all of its investments held as of December 31, 1997 to meet the cash requirements of the Recapitalization. As a result, proceeds from the sale of investments through June 30, 1998 totaled $152.8 million. Purchases of investments totaled $86.6 million through June 30, 1998. In addition to its other investing activities, the Company sold two aircraft for proceeds of $5.2 million.

         The Company used $3.1 million cash in investing activities during the six months ended June 30, 1999 and generated $67.4 million in the comparable period in 1998. The Company's capital expenditures totaled $6.2 million during the six months ended June 30, 1999 and $4.8 million in the comparable period in 1998. Capital expenditures in the 1999 period include $1.2 million attributable to the minority owner of Laredo Candle. Payments received on notes receivable increased to $3.1 million during the six months ended June 30, 1999 from $1.4 million in the comparable period in 1998 primarily due to the early payoff of a note. In addition to its other investing activities, the Company sold two aircraft in 1998 for proceeds of $5.6 million.

         The Company is currently operating in and from several separate warehouse and distribution facilities. On July 19, 1999 the Company entered into a contract with Argent to construct a new 630,000 square-foot warehouse and distribution facility in Carrollton, Texas for approximately $19.4 million. The Company expects to incur an additional $2.0 million to $3.0 million in customized improvements to prepare the facility for occupancy, which should occur prior to the end of the second quarter of 2000. In the event the Company is unable to purchase the facility, the Company is obligated to enter into a long-term lease agreement with Argent upon completion of construction.

         The new warehouse and distribution facility will allow the Company to consolidate its current warehouse and distribution operation from several smaller facilities into a single larger facility. Among other things, the Company anticipates that it will benefit from reduced labor and inventory costs and property tax savings. Additionally, the new facility will allow the Company to utilize an automated order fulfillment system, which the Company expects will result in additional labor savings.

         Concurrently with the transaction described above, the Company entered into an exchange transaction with Parker Equities Inc. to sell to Parker for $15.7 million, net of commissions and closing costs, substantially all of the Company's owned properties and facilities in the Dallas area, including all of its warehouse and distribution facilities and its corporate headquarters. The Company plans to close the transaction on December 1, 1999 subject to certain customary terms and conditions. At closing, the Company intends to enter into several separate lease agreements to lease back all of its properties and facilities. The lease terms will vary in length based on a predetermined schedule of facility closings between April 2000 and August 2000.

         The Company expects that the process of selling its current facilities and properties in exchange for purchasing a new facility and property will qualify as a Section 1031 Tax-Free Exchange under the United States Internal Revenue Code of 1986, as amended. The Company anticipates there will be a pre-tax gain of approximately $10.7 million on the sale of its properties and facilities for financial reporting purposes.

         The transactions described above require approval from the Company's lenders. The Company is currently meeting with its lenders and expects to gain approval of these transactions.

         The Company is in the process of negotiating a ten year lease for a new corporate headquarters location in the Dallas area. The Company anticipates that this facility will consist of approximately 75,000 square feet of office space for annual rent of approximately $1.7 million. Tenant improvements to customize the space are expected to be approximately $3.0 million after improvement allowances. The Company expects to move into its new headquarters facility in late 1999 or early 2000.

         In connection with the construction of the new warehouse and distribution facility, the Company is working with a consultant to assist in the specific design layout of the facility and implementation of an automated order fulfillment system. The Company expects that its automation related costs will be approximately $5.0 million to $10.0 million. These costs will be incurred in late 1999 and throughout 2000 as the Company transitions from its current warehouse and distribution facilities to its new facility over a period of several months. The Company expects to continue to use its current distribution system until the automated system is fully operational.

         The Company estimates that its remaining capital expenditures will increase to approximately $13.2 million during the year ended December 31, 1999 from $8.4 million in the comparable period of 1998. The anticipated increase is principally as a result of continued enhancements to the Company's new computer system, including Internet capabilities, and construction of the building and purchase of equipment for Laredo Candle. The Company's capital expenditures include expenditures attributable to the minority owner of Laredo Candle. The minority owner of Laredo Candle spent $0.5 million in capital expenditures in the 1998 period and expects to spend approximately $2.0 million in the 1999 period for its portion of the new candle manufacturing operation.

         The Company's use of cash for financing activities decreased to $19.0 million during the six months ended June 30, 1999 from $178.9 million in the comparable period in 1998. The higher use of cash in the 1998 period was due to the Recapitalization. The Company used proceeds of $182.6 million from the contribution of equity by Hicks Muse, $200.0 million from the issuance of the Notes and $300.0 million of borrowings under the Senior Credit Facility, together with proceeds from the sale of investments as described above, to pay $827.6 million for the redemption of common stock, and to pay $24.3 million of fees and expenses associated with the Recapitalization. Prior to the Recapitalization, the Company's primary financing activity was the payment of dividends. Dividends paid during the 1998 period totaled $9.6 million. Since the terms of the Notes and the Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future, and no dividends were paid during the 1999 period. The Company's primary financing activity in the 1999 consisted of principal payments under the Senior Credit Facility of $20.4 million.

         Payments on the Notes and Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $40.0 million of Revolving Loans, which mature on June 30, 2004. The Revolving Loans remained undrawn as of June 30, 1999.

         The Company paid a total of $36.5 million in debt service in the six months ended June 30, 1999. The debt service payments consisted of scheduled principal payments under the Senior Credit Facility of $12.7 million, a mandatory prepayment of $7.7 million under the Senior Credit Facility, and interest under the Senior Credit Facility and the Notes of approximately $16.1 million.

         The Company anticipates that its debt service requirements will total $72.4 million in 1999. These debt service requirements are expected to consist of scheduled principal payments due under the Senior Credit Facility of $24.6 million, the mandatory prepayment of $7.7 million under the Senior Credit Facility, interest due under the Senior Credit Facility of $19.9 million and interest of $20.2 million due on the Notes. A majority of the Company's variable-rate debt as of June 30, 1999 consisted of thirty day borrowings entered into on June 30, 1999.

         The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. The Company prepaid $7.7 million on the term loans on March 31, 1999. As a result of the timing and magnitude of the prepayment amount, the Company may have to utilize the Revolving Loans at varying times subsequent to June 30, 1999 primarily to meet working capital needs and to fund capital expenditures, including costs associated with an automated order fulfillment system, and the transitions to its new warehouse and distribution facility and corporate headquarters facility.

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

         In July 1998, the Company entered into an interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the swap, the Company pays interest at 5.50% on a notional amount of $75.0 million and receives interest thereon at three-month LIBOR on a quarterly basis. Beginning June 9, 1999, if LIBOR is greater than 6.44% at the commencement of any quarterly reset period, a knockout provision provides for no payment under the swap during such period. The knockout provision is separately adjusted to market on a quarterly basis. The Company recorded a $546,000 loss on the derivative in the six months ended June 30, 1999 as a result of an increase in interest rates.

         There are no material quantitative changes in market risk exposures at June 30, 1999 when compared to December 31, 1998.

ENVIRONMENTAL ISSUES

         In 1989, DWC was named as a potentially responsible party ("PRP") based on allegedly having sent 2,640 gallons of waste to the Chemical Recycling, Inc. facility in Wylie, Texas. The Company believes that DWC's share of the total cleanup costs based on a volumetric allocation would be less than one percent. In the future, DWC and the other PRPs, who are jointly and severally liable, may incur additional costs related to the cleanup of hazardous substances at the facility. DWC did not incur any cleanup related costs in 1996, 1997 and 1998 or in the six months ended June 30, 1999. Because the site has been dormant for several years, the Company does not believe it is probable that any additional costs will be incurred and, accordingly, has not established any accruals for future cleanup costs at the site.

         In 1997, Homco was named as a PRP based on allegedly having transported hazardous substances to the Materials Recovery Enterprises, Inc. facility near Ovalo, Texas in Taylor County, Texas. In 1998, Homco paid an assessment of approximately $1,000 for liability at the facility. By agreement, Kraft Foods, Inc., a partial indemnitor to Homco, paid Homco 96.5% of this past assessment; assumed the future administration of the matter, including payment of future costs; and may, upon demand, request reimbursement from Homco for 3.5% of future costs. Although Homco remains jointly and severally liable for the remediation of the site, the probability that Homco will be required to pay more than a de minimis amount is remote.

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

         The Company has established a Year 2000 compliance team to address the issue of computer programs and systems that are unable to distinguish between the year 1900 and the year 2000 (the "Project"). The Project is divided into three categories: infrastructure, subsidiaries and third party suppliers and service providers. The Company has completed the assessment phase which consisted of identifying and inventorying items, prioritizing, determining critical items and establishing a timetable for Year 2000 compliance and is actively engaged in the remediation and testing phases of the Project. The computer system is a critical aspect of the Project.

         The Company implemented its new and significantly more sophisticated computer system (the "Computer System") in January 1999, which replaced substantially all of the hardware and software previously in use at the Company. A limited amount of peripheral equipment was retained and testing for Year 2000 compliance is substantially complete. Additional testing will continue throughout the third quarter of 1999. The Computer System includes a mainframe computer, certain business applications and upgraded or replacement peripheral equipment associated with the Company's core business systems. The Company upgraded the software for the Computer System through the purchase of certain software products developed by Distribution Architects International ("DAI"). DAI has been engaged to assist with the implementation and enhancement process. Each supplier (including DAI) of the hardware and software incorporated or to be incorporated into the Computer System has provided to the Company a compliance statement or other documentation certifying that its products will function properly in all material respects beyond 1999.

         The DAI software was installed in January 1999, and the Computer System is presently operational. In addition, Year 2000 remediation of other aspects of the Company's infrastructure is substantially complete. Remediation of the Company's subsidiaries was substantially completed in the first quarter of 1999 and testing is ongoing throughout the third quarter. The Company believes that Year 2000 remediation of its infrastructure and its subsidiaries is complete in all material respects. Additional costs associated with remediating the Company's remaining infrastructure is expected to be less than $1.0 million.

         The Company is currently enhancing the effectiveness of the DAI software and the Computer System in general. The Company's core business functions, including inventory, purchasing and accounting are dependent on a properly functioning management information system. Because the Computer System replaced a significant portion of such system, the failure of the DAI software to function as anticipated would require the Company to reassess its Year 2000 compliance and its Computer System in general. On-site systems testing will continue throughout the remainder of 1999. Specific testing of the DAI software for Year 2000 compliance took place in the second quarter of 1999. No substantial weaknesses were found during the testing. There can be no assurance that such software could be obtained and installed in a timely fashion or that such software would be year 2000 compliant. Non-compliance could potentially result in a disruption of operations, including, among other things, a temporary inability to process transactions, ship products or engage in normal business activities, which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company is presently unable to predict. However, if some or all of the Company's remediated or replaced internal computer systems fail to correctly distinguish between years before and after Year 2000, or if any software applications critical to the Company's operations are overlooked in the Company's assessment of its Year 2000 compliance, there could be a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company presently is not able to predict.

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

         The Company spent approximately $5.3 million on the Computer System as of March 31, 1999, which represented substantially all of the costs to implement the first phase of the rollout of the Computer System. Now that the installation process is complete, the Company is responding to increased information demands and overall growth by enhancing the operational performance and capabilities of the Computer System. The Company spent approximately $1.0 million on the Computer System in the three months ended June 30, 1999.

NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for quarters and fiscal years beginning after June 15, 2000. The Company has not yet determined the effect the new standard will have on its financial statements.

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

         All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) loss of Displayers; (ii) loss or retirement of key members of management; (iii) imposition of state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) unexpected delays or problems associated with the completion of the Company's new warehouse and distribution facility; (vii) unexpected delays or problems associated with the sale of substantially all of the Company's existing properties and facilities; (viii) unexpected delays or problems associated with integration and implementation of an automated order fulfillment system; (ix) unexpected delays or problems associated with the Company's Year 2000 Project; and (x) the ability of third party suppliers and service providers to remediate any Year 2000 issues applicable to their respective businesses. Many of these factors will be beyond the control of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         Exhibit Number                               Description
         --------------                               -----------
              10.1                  Consulting Services Agreement dated as of June 3, 1999, between Home Interiors & Gifts, Inc.
                                    and Tompkins Associated Incorporated.

              10.2                  Real Estate Purchase Contract dated July 19, 1999, between Home Interiors & Gifts, Inc. and
                                    Parker Equities, Inc.

              10.3                  First Amendment to Real Estate Purchase Contract dated August 9, 1999, between Home Interiors
                                    & Gifts, Inc. and Parker Equities, Inc.

              10.4                  Purchase and Sale Agreement dated July 19, 1999, between Argent Frankford, L.P. and Home
                                    Interiors & Gifts, Inc.

              10.5                  First Amendment to Purchase and Sale Agreement dated July 23, 1999, between Argent Frankford,
                                    L.P. and Home Interiors & Gifts, Inc.

              27                    Financial Data Schedule


         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.


By:  /s/ LEONARD A. ROBERTSON
    -------------------------
Leonard A. Robertson
Chief Financial Officer
(principal  financial and accounting officer)

Date: August 12, 1999

                                 EXHIBIT INDEX


         Exhibit Number                               Description
         --------------                               -----------
              10.1                  Consulting Services Agreement dated as of June 3, 1999, between Home Interiors & Gifts, Inc.
                                    and Tompkins Associated Incorporated.

              10.2                  Real Estate Purchase Contract dated July 19, 1999, between Home Interiors & Gifts, Inc. and
                                    Parker Equities, Inc.

              10.3                  First Amendment to Real Estate Purchase Contract dated August 9, 1999, between Home Interiors
                                    & Gifts, Inc. and Parker Equities, Inc.

              10.4                  Purchase and Sale Agreement dated July 19, 1999, between Argent Frankford, L.P. and Home
                                    Interiors & Gifts, Inc.

              10.5                  First Amendment to Purchase and Sale Agreement dated July 23, 1999, between Argent Frankford,
                                    L.P. and Home Interiors & Gifts, Inc.

              27                    Financial Data Schedule