Form 10-Q
period 1999-09-30
HOME INTERIORS & GIFTS INC
filed 1999-11-08
CIK 1067541

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     As of November 8, 1999, the registrant had outstanding 15,240,218 shares of its common stock, $0.10 par value per share.

===============================================================================

                          HOME INTERIORS & GIFTS, INC.

                                      INDEX

                                                                               PAGE NO.
                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Interim Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1998 and
     September 30, 1999 ........................................................    3
  Consolidated Statements of Operations and Comprehensive Income
     For the three months and nine months ended September 30, 1998 and 1999 ....    4
  Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1998 and 1999 ...............................................    5
  Notes to Unaudited Interim Consolidated Financial Statements .................    6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations ..........................................   11


PART II - OTHER INFORMATION

Item 1.  Legal proceedings .....................................................   21
Item 5.  Other Information .....................................................   21
Item 6.  Exhibits and Reports on Form 8-K ......................................   21

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                                   1998          1999
                                                                               ------------  -------------
                                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents ...............................................     $  41,024      $  24,124
  Accounts receivable, net ................................................         7,975         13,016
  Inventories .............................................................        31,010         42,651
  Deferred income tax benefit .............................................         2,164          2,389
  Other current assets ....................................................         1,040          2,517
                                                                                ---------      ---------
          Total current assets ............................................        83,213         84,697

Property, plant and equipment, net ........................................        21,774         29,539
Investments ...............................................................         1,667          1,805
Debt issuance costs, net ..................................................        19,132         16,705
Other assets ..............................................................         6,662          1,405
                                                                                ---------      ---------

          Total assets ....................................................     $ 132,448      $ 134,151
                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ........................................................     $  13,119      $  10,541
  Accrued seminars and incentive awards ...................................        12,422         14,375
  Royalties payable .......................................................         6,922          6,514
  Hostess prepayments .....................................................         8,719          9,328
  Income taxes payable ....................................................         4,101          1,055
  Accrued compensation ....................................................         3,606          5,167
  Current maturities and prepayment of long-term debt .....................        33,723         25,929
  Other current liabilities ...............................................         9,949         14,438
                                                                                ---------      ---------
          Total current liabilities .......................................        92,561         87,347

Long-term debt, net of current maturities .................................       453,277        434,546
Deferred income tax liability and other ...................................           176            251
                                                                                ---------      ---------

          Total liabilities ...............................................       546,014        522,144
                                                                                ---------      ---------

Minority interest .........................................................           508          2,809

Commitments and contingencies

Shareholders' deficit:
  Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,234,422 and 15,240,218 shares issued and outstanding,
   respectively ...........................................................         1,523          1,524
  Additional paid-in capital ..............................................       178,944        179,913
  Accumulated deficit .....................................................      (594,314)      (572,306)
  Cumulative translation adjustment .......................................          (227)            67
                                                                                ---------      ---------
          Total shareholders' deficit .....................................      (414,074)      (390,802)
                                                                                ---------      ---------

          Total liabilities and shareholders' deficit .....................     $ 132,448      $ 134,151
                                                                                =========      =========


   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
               COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE
                    MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                           ----------------------    ----------------------
                                                              1998         1999         1998        1999
                                                           ---------    ---------    ---------    ---------
Net sales ..............................................   $ 111,132    $ 112,075    $ 347,205    $ 355,057
Cost of goods sold .....................................      54,571       55,208      170,658      172,199
                                                           ---------    ---------    ---------    ---------

Gross profit ...........................................      56,561       56,867      176,547      182,858

Selling, general and administrative:
  Selling ..............................................      18,313       20,594       59,645       62,955
  Freight, warehouse and distribution ..................      10,417       11,785       31,642       35,419
  General and administrative ...........................       5,401        6,309       16,215       18,921
  Gains on the sale of assets ..........................      (1,170)          (3)      (6,349)          (3)
  Stock option expense .................................         329          102          329          850
  Recapitalization expenses ............................          --           --        6,198           --
                                                           ---------    ---------    ---------    ---------
       Total selling, general and administrative .......      33,290       38,787      107,680      118,142
                                                           ---------    ---------    ---------    ---------

Operating income .......................................      23,271       18,080       68,867       64,716

Other income (expense):
  Interest income ......................................         565          455        4,841        1,824
  Interest expense .....................................     (12,422)     (11,018)     (15,913)     (33,342)
  Other, net ...........................................         649          419        1,027          313
                                                           ---------    ---------    ---------    ---------
       Other income (expense), net .....................     (11,208)     (10,144)     (10,045)     (31,205)
                                                           ---------    ---------    ---------    ---------

Income before income taxes .............................      12,063        7,936       58,822       33,511
Income taxes ...........................................       4,776          888       23,346       11,503
                                                           ---------    ---------    ---------    ---------
Net income .............................................       7,287        7,048       35,476       22,008

Other comprehensive income (loss) before tax:
  Cumulative translation adjustment ....................          --           76          (34)         294
  Unrealized losses on investments .....................          --           --       (1,074)          --
                                                           ---------    ---------    ---------    ---------
       Other comprehensive income (loss) before tax ....          --           76       (1,108)         294
Income tax benefit related to items of other
  comprehensive income .................................          --           --          376           --
                                                           ---------    ---------    ---------    ---------
  Other comprehensive income, net of tax ...............          --           76         (732)         294
                                                           ---------    ---------    ---------    ---------

Comprehensive income ...................................   $   7,287    $   7,124    $  34,744    $  22,302
                                                           =========    =========    =========    =========

EBITDA .................................................   $  23,301    $  19,247    $  71,413    $  68,446
                                                           =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ----------------------
                                                                         1998        1999
                                                                      ---------    ---------
Cash flows from operating activities:
  Net income ......................................................   $  35,476    $  22,008
                                                                      ---------    ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................       2,368        2,883
    Amortization of debt issuance costs ...........................       1,124        2,427
    Provision for doubtful accounts ...............................         589          635
    Gains on the sale of assets ...................................      (6,349)          (3)
    Stock option expense ..........................................         329          850
    Realized gains on investments .................................        (203)          --
    Equity in earnings of an affiliate ............................          --         (138)
    Deferred tax expense (benefit) ................................         138         (150)
  Changes in assets and liabilities:
    Accounts receivable ...........................................      (2,677)      (6,946)
    Inventories ...................................................     (11,606)     (11,641)
    Other current assets ..........................................         (63)      (1,477)
    Other assets ..................................................          11          359
    Accounts payable ..............................................       7,038       (2,578)
    Income taxes payable ..........................................       3,132       (3,046)
    Prepaid sales orders ..........................................       6,477           --
    Other current liabilities .....................................      18,155        8,165
                                                                      ---------    ---------
         Total adjustments ........................................      18,463      (10,660)
                                                                      ---------    ---------
         Net cash provided by operating activities ................      53,939       11,348
                                                                      ---------    ---------
Cash flows from investing activities:
  Purchases of investments ........................................     (87,581)          --
  Proceeds from the sale of investments ...........................     154,568           --
  Purchases of property, plant and equipment ......................      (6,227)      (8,644)
  Purchases of property, plant and equipment by minority
      owner of Laredo Candle ......................................          --       (1,925)
  Payments received on notes receivable ...........................       1,619        6,131
  Proceeds from the sale of property, plant and equipment .........       7,700           --
                                                                      ---------    ---------
         Net cash provided by (used in) investing activities ......      70,079       (4,438)
                                                                      ---------    ---------
Cash flows from financing activities:
  Dividends paid ..................................................      (9,554)          --
  Proceeds from the issuance of Company common stock ..............     182,557          120
  Purchase of treasury stock ......................................    (827,557)          --
  Proceeds from the issuance of the Notes .........................     200,000           --
  Proceeds from borrowings under the Senior Credit Facility .......     300,000           --
  Debt issuance costs .............................................     (21,118)          --
  Recapitalization fees and expenses ..............................      (3,215)          --
  Capital contribution from Laredo Candle minority owner ..........          --        2,301
  Payments under the Senior Credit Facility .......................      (6,500)     (26,525)
                                                                      ---------    ---------
         Net cash used in financing activities ....................    (185,387)     (24,104)
                                                                      ---------    ---------

Effect of cumulative translation adjustment .......................         (34)         294
                                                                      ---------    ---------
Net decrease in cash and cash equivalents .........................     (61,403)     (16,900)
Cash and cash equivalents at beginning of year ....................     104,262       41,024
                                                                      ---------    ---------
Cash and cash equivalents at end of period ........................   $  42,859    $  24,124
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

         The following is a brief description of the Company's subsidiaries, each of which is wholly-owned except as indicated:

o Dallas Woodcraft, Inc. ("DWC") manufactures framed art work and mirrors using custom-designed equipment

o GIA, Inc. ("GIA") and Homco, Inc. ("Homco") manufacture various types of molded plastic products using custom-designed equipment

o Laredo Candle Company, L.L.P. ("Laredo Candle"), which is owned 60% by the Company, began manufacturing candles in the third quarter of 1999 and commenced shipments in October 1999

o Subsidiaries in Mexico and Puerto Rico provide sales support services to the international Displayers

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

         These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday and every quarter consists of thirteen weeks. The last days of the quarter ended September 30, 1998 and 1999 in the accompanying unaudited consolidated financial information were October 3, 1998 and October 2, 1999, respectively.

         The consolidated financial information as of September 30, 1999 and for the three months and nine months ended September 30, 1998 and 1999 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 1999, operating results and comprehensive income for the three months and nine months ended September 30, 1998 and 1999, and cash flows for the nine months ended September 30, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

o borrowing of $300.0 million under a $340.0 million senior credit facility (the "Senior Credit Facility")

o use of the above proceeds, together with available cash of $169.3 million, to:

     o   redeem 45,836,584 shares of common stock for $827.6 million

     o pay fees and expenses of $24.3 million associated with the Recapitalization consisting of:

         => $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization

         => $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes

         =>    $1.5 million of legal and accounting fees

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

4.  NEW WAREHOUSE AND DISTRIBUTION FACILITY

         The Company is currently operating in and from several separate warehouse and distribution facilities. On July 19, 1999 the Company entered into a contract with Argent Frankford L.P. ("Argent") to construct a new 660,000 square-foot warehouse and distribution facility in Carrollton, Texas for approximately $19.4 million. The Company expects to incur an additional $3.1 million in customized improvements to prepare the facility for occupancy. Construction is proceeding on schedule and the Company expects to occupy the facility in the second quarter of 2000. In the event the sale transactions described below are not consummated and the Company is unable to purchase the facility, the Company is obligated to enter into a long-term lease agreement with Argent upon completion of construction.

         The new warehouse and distribution facility will allow the Company to consolidate its current warehouse and distribution operation from several smaller facilities into a single larger facility. Among other things, the Company anticipates that it will benefit from reduced labor and inventory costs and property tax savings. Additionally, the new facility will allow the Company to utilize an automated order fulfillment system, which the Company expects will result in additional labor savings. The Company is working with a consultant to assist in the design layout of the facility and the implementation of an automated order fulfillment system. The automated order

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

fulfillment system will include a new conveyor system, special racks and storage bins, and a warehouse management software system. The Company has selected a vendor to provide the warehouse management system, and is currently in the process of negotiating an agreement with the vendor for the purchase, installation and ongoing support of the system. The Company expects that its automation related costs will be approximately $11.0 million. A small portion of these costs will be incurred in late 1999 and the remainder will be incurred throughout 2000 as the Company transitions from its current warehouse and distribution facilities to its new facility. The Company expects to continue to use its current distribution system until the automated system is fully operational.

         Concurrently with the transaction described above, the Company entered into an exchange transaction with Parker Equities Inc. ("Parker") to sell to Parker for $15.7 million, net of commissions and closing costs, substantially all of the Company's owned properties and facilities in the Dallas area, including all of its warehouse and distribution facilities and its corporate headquarters. The Company is responsible for approximately $1.0 million of roof replacement costs, which will reduce the net proceeds to the Company from the sale. The Company plans to close the transaction on or before December 1, 1999 subject to certain customary terms and conditions. At closing, the Company intends to enter into several separate lease agreements to lease back all of its properties and facilities until the Company's new facilities are ready for occupancy. The lease terms will vary in length based on a predetermined schedule of facility closings between April 2000 and August 2000.

         The Company expects that the process of selling its current facilities and properties in exchange for purchasing a new facility and property will qualify as a Section 1031 Tax-Free Exchange under the United States Internal Revenue Code of 1986, as amended. The Company anticipates there will be a pre-tax gain of approximately $10.0 million on the sale of its properties and facilities for financial reporting purposes.

         The transactions described above require the consent of the Company's senior lenders, which the Company anticipates will be obtained in a timely manner. The Company has requested an amendment to the Senior Credit Facility to exclude these transactions from certain debt covenant requirements.

5.  CORPORATE HEADQUARTERS FACILITY

         The Company has negotiated a ten-year lease for a new corporate headquarters location in Dallas. This facility consists of approximately 75,000 square feet of office space for annual rent of approximately $1.7 million. Tenant improvements to customize the space are expected to be approximately $4.6 million, of which approximately $2.0 million will be borne by the landlord as improvement allowances. The remaining $2.6 million will be borne by the Company. The Company expects to move into its new headquarters facility in late 1999 or early 2000.

6.  INVENTORIES

         Inventories consisted of the following as of December 31, 1998 and September 30, 1999 (in thousands):

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                       1998            1999
                                                   ------------   -------------
                                                                   (UNAUDITED)
         Raw materials ..........................    $  6,134       $  6,569
         Work in process ........................       1,742          2,007
         Finished goods .........................      23,134         34,075
                                                     --------       --------
                                                     $ 31,010       $ 42,651
                                                     ========       ========

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7.  OTHER CURRENT LIABILITIES

         Other current liabilities consisted of the following as of December 31, 1998 and September 30, 1999 (in thousands):

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                      1998            1999
                                                   ------------   -------------
                                                                   (UNAUDITED)
         Interest payable .......................   $ 2,959         $ 7,911
         Employee benefit plan contributions ....     2,264           1,251
         Sales taxes payable ....................     1,871           1,839
         Other current liabilities ..............     2,855           3,437
                                                    -------         -------
                                                    $ 9,949         $14,438
                                                    =======         =======

8.  LONG TERM DEBT

         Interest rates for the Senior Credit Facility are based on borrowings entered into on varying dates. Long-term debt consisted of the following as of September 30, 1999 (in thousands):

                                              INTEREST  APPLICABLE    ADJUSTED
                                  AMOUNT        RATE      MARGIN        RATE
                                ---------     --------  ----------    --------
Senior Credit Facility:
  Tranche A Loan:
     3 month borrowings .....   $  85,000        5.50%     1.50%        7.00%
     3 month borrowings .....      79,254        5.51%     1.50%        7.01%
  Tranche B Loan:
     12 month borrowings ....      96,221        5.02%     2.00%        7.02%
                                ---------
                                  260,475

Notes .......................     200,000      10.125%       --           --
                                ---------
                                  460,475
Less current maturities .....     (25,929)
                                ---------
                                $ 434,546
                                =========


Interest Rate Swap Agreements

         The Company is exposed to financial market risks, including changes in interest rates. To mitigate risks on changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.

         In July 1998, the Company entered into an interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the swap, the Company pays interest at 5.50% on a notional amount of $75.0 million and receives interest thereon at three-month LIBOR on a quarterly basis. Beginning June 9, 1999, if LIBOR is greater than 6.44% at the commencement of any quarterly reset period, a knockout provision provides for no payment under the swap during such period. The knockout provision is separately adjusted to market on a quarterly basis. The Company recorded a $0.5 million loss in the nine months ended September 30, 1999 as a result of the knockout provision market adjustment.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         In September 1999, the Company entered into three separate six month interest rate swap agreements to limit the effect of changes in interest rates on long-term borrowings. Under each swap agreement, the Company pays interest at a fixed LIBOR rate on the notional amount and receives interest thereon at three-month LIBOR on a quarterly basis. The lenders have the option at the end of the term of each swap agreement to extend each agreement for an additional six month period. The following table summarizes the terms of these new interest rate swap agreements (in thousands):

     Effective Date     Maturity Date     Notional Amount     Fixed LIBOR Rate
     --------------     -------------     ---------------     ----------------
        09/30/99          03/30/00            $ 70,000             5.80%
        11/30/99          05/30/00            $ 50,000             5.80%
        12/03/99          06/05/00            $ 15,000             5.90%


9.  INCOME TAXES

         The Company's effective income tax rate for the three months and nine months ended September 30, 1999 was impacted by certain prior year income tax provision adjustments. These adjustments primarily related to a prior year tax refund applied in the 1999 period and costs associated with the Recapitalization. The Company expects that its effective income tax rate for the nine months ended September 30, 1999 will be consistent with its effective income tax rate for the year ended December 31, 1999.

10. NEW ACCOUNTING PRONOUNCEMENT

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

         The Company revised its recruiting and training criteria in early 1999. Among other things, the Company increased opportunities for new Displayers by reducing start-up costs and lowering certain other barriers to entry. These changes resulted in a significant increase in the number of new Displayers. The Company recruited approximately 42,400 new Displayers during the nine months ended September 30, 1999, which was more than the number recruited during the entire year in 1998. Although the Displayer base grew from 52,800 as of December 31, 1998 to 92,800 as of September 30, 1999, many of the new Displayers were not considered active because they had not placed their first order. To be considered an active Displayer, the Displayer must have placed an order within the 14 prior weeks. Active Displayers totaled 63,500 as of September 30, 1999, up 26.7% from 50,100 as of December 31, 1998, and up 38.9% from 45,700 as of September 30, 1998.

         In connection with the recent growth in recruiting, the Company lowered its minimum order requirement in June 1999, and as a result, experienced a significant decline in average order sizes. The Company is continuing to evaluate the impact the lower minimum order requirement is having on its business; however, the Company expects that the higher operating costs experienced during the second and third quarters will continue through the remainder of the year. In an effort to offset a portion of its higher operating costs and to encourage larger orders sizes, in September 1999, the Company added a handling charge to the smaller orders.

         Historically, the Company has benefited from relatively stable gross profit and operating profit margins. Once a product is introduced into the Company's product line, the price at which the Company purchases the product from its suppliers and the price at which the Company sells the product to Displayers seldom changes. The Company has steadily improved its gross profit margin since mid-1997, when the markup on all new products was increased. Prior to that time, the Company seldom changed product markups. The Company believes that further improvement in gross margin will occur during the remainder of 1999 until the new pricing structure is incorporated throughout its entire product line. The Company experienced an unexpected decline in its gross margin in the three months ended September 30, 1999, primarily due to significant manufacturing inefficiencies. The Company expects that its operating profit margins will decline slightly through the end of 1999 as compared to the related 1998 period primarily as a result of higher general and administrative costs and the increased costs associated with processing and shipping more orders.

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

THE RECAPITALIZATION

         The Company completed the Recapitalization on June 4, 1998 through the following simultaneous transactions:

o contribution of $182.6 million by Hicks Muse in exchange for 10,111,436 shares of the common stock, or approximately 66% of all outstanding shares upon completion of the Recapitalization

o    issuance of $200.0 million of the Notes

o    borrowing of $300.0 million under the Senior Credit Facility

o use of the above proceeds, together with available cash of $169.3 million, to:

     o   redeem 45,836,584 shares of common stock for $827.6 million

     o pay fees and expenses of $24.3 million associated with the Recapitalization consisting of:

         => $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization

         => $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes

         =>    $1.5 million of legal and accounting fees

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales. Net sales increased $1.0 million, or 0.8%, to $112.1 million in the three months ended September 30, 1999 from $111.1 million in the comparable period in 1998. The number of orders shipped in the 1999 period increased by 30.0%, which slightly offset a 22.8% decline in the average order size. The decline in the average order size was primarily as a result of a lower minimum order requirement implemented in June 1999 and growth in the Displayer base that increased the percentage of less experienced, and therefore, less productive Displayers. Growth in the Displayer base contributed to the increase in the number of orders shipped in the 1999 period. The average number of active Displayers increased to 62,500 in the three months ended September 30, 1999 from 45,400 in the comparable period in 1998. Orders shipped per active Displayer decreased slightly. The Company expects that the trend of more orders shipped and lower order sizes, each as compared to comparable historical periods, will continue throughout 1999 as a result of the factors discussed above.

         Additionally, the 1998 net sales were impacted negatively by an unusual backlog of unfilled orders as of September 30, 1998. Sales are recognized when products are shipped. The Company generally ships products to Displayers on the same day orders are received. The Company received an unusually high volume of orders during the final week of September 1998 in connection with a discount program. The Company was unable to fill and ship all orders received during the final week of September 1998, although all unfilled orders were shipped by the following week. The backlog of unfilled orders totaled approximately $6.5 million and were reflected as sales when shipped the first week in October 1998. If the Company had been able to fill and ship the backlog of unfilled orders during the final week of September 1998, net sales of $112.1 million in the three months ended September 30, 1999 would have decreased $5.5 million or $4.7% from $117.6 million in the comparable period of 1998. The Company believes that backlog is unusual to its business, and as a result, does not expect any significant backlog in the near future.

         Gross profit. Gross profit increased $0.3 million, or 0.5%, to $56.9 million in the three months ended September 30, 1999 from $56.6 million in the comparable period in 1998. As a percentage of net sales, gross profit decreased to 50.7% in the 1999 period from 50.9% in the 1998 period. The Company continued to benefit from the introduction of new products with higher margins; however, the Company experienced significant manufacturing inefficiencies in the 1999 period that resulted in a reduction in gross profit of approximately $1.4 million compared to the 1998 period. Most of the inefficiencies are related to product mix, low production volumes and unexpected high amounts of scrap material. While most of the manufacturing inefficiencies have been identified, the Company expects that it may incur additional inefficiencies during the remainder of the year, although to a lesser degree than those experienced in the three months ended September 30, 1999.

         Selling expense. Selling expense increased $2.3 million, or 12.5%, to $20.6 million in the three months ended September 30, 1999 from $18.3 million in the comparable period in 1998. As a percentage of net sales, selling expense increased to 18.4% in the 1999 period from 16.5% in the 1998 period. This increase was primarily attributable to higher incentive costs, an increased number of meetings with sales field leadership (the "Directors"), and higher commission rates for certain Unit Directors in the 1999 period. The increases in these expenses more than offset a reduced bonus accrual for all Directors in the 1999 period.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense increased $1.4 million, or 13.1%, to $11.8 million in the three months ended September 30, 1999 from $10.4 million in the comparable period in 1998. As a percentage of net sales, freight, warehouse and distribution expense increased to 10.5% in the 1999 period from 9.4% in the 1998 period. Freight expense is largely based on pounds shipped. An increase in the percentage of candle sales to total sales contributed to more pounds shipped per sales dollar in the 1999 period. As a result, freight expense increased as a percentage of net sales in the 1999 period. The increase in freight expense was offset to some extent by the addition of handling charges on small orders beginning in September 1999 and an increased use of Local Distributors in the 1999 period. Warehouse and distribution expense increased in the 1999 period due to an increase in the number of orders shipped, which required the Company to hire more employees to fill the increased number of orders. The Company expects the trend of more orders and higher labor costs will continue throughout the remainder of 1999 and into 2000 until the Company's automated order fulfillment system is fully operational.

         General and administrative expense. General and administrative expense increased $0.9 million, or 16.8%, to $6.3 million in the three months ended September 30, 1999 from $5.4 million in the comparable period in 1998. The increase was largely due to increased personnel costs and increased depreciation expense. The higher personnel costs are primarily in response to the growth in the sales force coupled with the modernization of the Company's computer systems (which required the Company to hire employees with specialized skills).

         Gains on the sale of assets. The Company recorded a gain of $1.2 million on the sale of a building in August 1998.

         Income taxes. Income taxes decreased to $0.9 million in the three months ended September 30, 1999 from $4.8 million in the comparable period in 1998. The Company's effective income tax rate decreased to 11.1% in the 1999 period from 39.6% in the 1998 period. This decrease was primarily due to certain prior year income tax provision adjustments made in the 1999 period. These adjustments primarily related to a prior year refund applied in the 1999 period and costs associated with the Recapitalization. The Company expects that its effective income tax rate for the nine months ended September 30, 1999 will be consistent with its effective income tax rate for the year ended December 31, 1999.

THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales. Net sales increased $7.9 million, or 2.3%, to $355.1 million in the nine months ended September 30, 1999 from $347.2 million in the comparable period in 1998. This increase was primarily attributable to a 22.6% increase in the number of orders shipped, which more than offset a 16.8% decrease in the average order size. The increase in orders shipped was due to growth in the Displayer base. The average number of active Displayers increased to 56,600 in the nine months ended September 30, 1999 from 44,500 in the comparable period in 1998. Orders shipped per active Displayer decreased slightly. The decline in the average order size was primarily as a result of a lower minimum order requirement implemented in June 1999 and growth in the Displayer base that increased the percentage of less experienced and, therefore, less productive Displayers. Additionally, as previously discussed, the 1998 net sales were impacted by an unusual backlog of unfilled orders as of September 30, 1998.

         Gross profit. Gross profit increased $6.4 million, or 3.6%, to $182.9 million in the nine months ended September 30, 1999 from $176.5 million in the comparable period in 1998. As a percentage of net sales, gross profit increased to 51.5% in 1999 from 50.8% in the 1998 period. The Company continued to benefit from the introduction of new products with higher margins in the 1999 period, which more than offset the significant manufacturing inefficiencies the Company experienced in the three months ended September 30, 1999.

         Selling expense. Selling expense increased $3.4 million, or 5.5%, to $63.0 million in the nine months ended September 30, 1999 from $59.6 million in the comparable period in 1998. As a percentage of net sales, selling expense of 17.7% in the 1999 period was slightly higher than 17.2% in the 1998 period primarily as a result of higher commission rates for certain Unit Directors in the 1999 period. These higher commission rates were implemented in April 1999.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense increased $3.8 million, or 11.9%, to $35.4 million in the nine months ended September 30, 1999 from $31.6 million in the comparable period in 1998. As a percentage of net sales, freight, warehouse and distribution expense increased to 10.0% in the 1999 period from 9.1% in the 1998 period. This increase resulted from the increase in the number of orders shipped, and in particular the compensation expense resulting from the hiring of additional permanent and temporary employees in order to fill the higher number of orders. The Company expects that the trend of more orders and higher labor costs will continue throughout the remainder of 1999 and into 2000 until the Company's automated order fulfillment system is fully operational.

         General and administrative expense. General and administrative expense increased $2.7 million, or 16.7%, to $18.9 million in the nine months ended September 30, 1999 from $16.2 million in the comparable period in 1998. The increase was largely due to increased personnel costs, the full period impact of a monitoring and oversight fee payable to Hicks Muse, and increased depreciation expense. The higher personnel costs were primarily in response to the growth in the sales force coupled with the modernization of the Company's computer systems (which required the Company to hire employees with specialized skills).

         Gains on the sale of assets. The Company recorded gains of $6.3 million primarily on the sale of two aircraft and a building in 1998.

         Interest income. Interest income decreased to $1.8 million in the nine months ended September 30, 1999 from $4.8 million in the comparable period in 1998 due to lower average investment balances as a result of the Recapitalization.

         Interest expense. Interest expense increased $17.4 million in the nine months ended September 30, 1999 to $33.3 million from $15.9 million in the comparable period in 1998. This increase resulted from the full period impact of interest expense incurred in connection with the Senior Credit Facility and the Notes.

         Income taxes. Income taxes decreased to $11.5 million in the nine months ended September 30, 1999 from $23.3 million in the comparable period in 1998. The Company's effective income tax rate decreased to 34.3% in the 1999 period from 39.7% in the 1998 period. This decrease was primarily due to certain prior year income tax provision adjustments made in the 1999 period. These adjustments related to a prior year refund applied in the 1999 period and costs associated with the Recapitalization. The Company expects that its effective income tax rate for the year ended December 31, 1999 will be consistent with its effective income tax rate for the nine months ended September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its historical requirements for capital through cash flow from operations. As a result of borrowings under the Senior Credit Facility and the issuance of the Notes, the Company is subject to cash requirements which are significantly greater than its historical requirements. Net cash provided by operating activities in the nine months ended September 30, 1999 totaled $11.3 million, a $42.6 million decline from the $53.9 million in cash provided by operations in the comparable period in 1998. The decrease was largely attributable to reduced net income in the nine months ended September 30, 1999 primarily as a result of the full period impact of interest expense on the Senior Credit Facility and the Notes, a larger increase in accounts receivable during the 1999 period and decreases or smaller increases in accounts payable and various other current liabilities during the 1999 period. Net cash provided by operating activities was also higher in the 1998 period due to the effect of $6.5 million in prepaid sales orders filled and shipped the first week of October 1998.

         Prior to June 4, 1998, the Company liquidated substantially all of its investments held as of December 31, 1997 to meet the cash requirements of the Recapitalization. As a result, proceeds from the sale of investments through September 30, 1998 totaled $154.6 million. Purchases of investments totaled $87.6 million through September 30, 1998. In addition to its other investing activities, the Company sold two aircraft and a building in the nine months ended September 30, 1998 for proceeds of approximately $7.7 million.

         The Company used $4.4 million cash in investing activities during the nine months ended September 30, 1999 and generated $70.1 million in the comparable period in 1998. The Company's capital expenditures totaled $8.6 million during the nine months ended September 30, 1999 and $6.2 million in the comparable period in 1998. Additionally, capital expenditures made by the minority owner of Laredo Candle in the 1999 period totaled $1.9 million. Payments received on notes receivable increased to $6.1 million during the nine months ended September 30, 1999 from $1.6 million in the comparable period in 1998 primarily due to the early payoff of certain notes.

         The Company is currently operating in and from several separate warehouse and distribution facilities. On July 19, 1999 the Company entered into a contract with Argent Frankford L.P. ("Argent") to construct a new 660,000 square-foot warehouse and distribution facility in Carrollton, Texas for approximately $19.4 million. The Company expects to incur an additional $3.1 million in customized improvements to prepare the facility for occupancy. Construction is proceeding on schedule and the Company expects to occupy the facility in the second quarter of 2000. In the event the sale transactions described below are not consummated and the Company is unable to purchase the facility, the Company is obligated to enter into a long-term lease agreement with Argent upon completion of construction.

         The new warehouse and distribution facility will allow the Company to consolidate its current warehouse and distribution operation from several smaller facilities into a single larger facility. Among other things, the Company anticipates that it will benefit from reduced labor and inventory costs and property tax savings. Additionally, the new facility will allow the Company to utilize an automated order fulfillment system, which the Company expects will result in additional labor savings. The Company is working with a consultant to assist in the design layout of the facility and the implementation of an automated order fulfillment system. The automated order fulfillment system will include a new conveyor system, special racks and storage bins, and a warehouse management software system. The Company has selected a vendor to provide the warehouse management system, and is currently in the process of negotiating an agreement with the vendor for the purchase, installation and ongoing support of the system. The Company expects that its automation related costs will be approximately $11.0 million. A small portion of these costs will be incurred in late 1999 and the remainder will be incurred throughout 2000 as the Company transitions from its current warehouse and distribution facilities to its new facility. The Company expects to continue to use its current distribution system until the automated system is fully operational.

         Concurrently with the transaction described above, the Company entered into an exchange transaction with Parker Equities Inc. to sell to Parker for $15.7 million, net of commissions and closing costs, substantially all of the Company's owned properties and facilities in the Dallas area, including all of its warehouse and distribution facilities and its corporate headquarters. The Company is responsible for approximately $1.0 million of roof replacement costs, which will reduce the net proceeds to the Company from the sale. The Company plans to close the transaction on or prior to December 1, 1999 subject to certain customary terms and conditions. At closing, the Company intends to enter into several separate lease agreements to lease back all of its properties and facilities until the Company's new facilities are ready for occupancy. The lease terms will vary in length based on a predetermined schedule of facility closings between April 2000 and August 2000.

         The Company expects that the process of selling its current facilities and properties in exchange for purchasing a new facility and property will qualify as a Section 1031 Tax-Free Exchange under the United States Internal Revenue Code of 1986, as amended. The Company anticipates there will be a pre-tax gain of approximately $10.0 million on the sale of its properties and facilities for financial reporting purposes.

         The transactions described above require the consent of the Company's senior lenders, which the Company anticipates will be obtained in a timely manner. The Company has requested an amendment to the Senior Credit Facility to exclude these transactions from certain debt covenant requirements.

         The Company has negotiated a ten year lease for a new corporate headquarters location in Dallas. This facility consists of approximately 75,000 square feet of office space for annual rent of approximately $1.7 million. Tenant improvements to customize the space are expected to be approximately $4.6 million, of which approximately $2.0 million will be borne by the landlords as improvement allowances. The remaining $2.6 million will be borne by the Company. The Company expects to move into its new headquarters facility in late 1999 or early 2000.

         The Company estimates that its capital expenditures for the year ended December 31, 1999 will increase by $9.6 million to approximately $17.5 million from $7.9 million in the comparable period of 1998. Additionally, the minority owner of Laredo Candle spent $0.5 million in capital expenditures in the 1998 period and expects to spend approximately $2.3 million in the 1999 period for its portion of the new candle manufacturing operation. The anticipated increase in the Company's capital expenditures of approximately $9.6 million is principally as a result of the following, which is expected to offset a decline in other capital expenditures of approximately $1.4 million:

          o leasehold improvements to the new corporate headquarters of approximately $4.6 million (approximately $2.0 million will be borne by the landlord)

          o construction and purchase of machinery and equipment for the Laredo Candle Company of approximately $2.3 million

          o continued enhancements to the Company's new computer system, including Internet capabilities, of approximately $2.8 million

          o design development, and certain software costs associated with of the new automated order fulfillmention system of approximately $1.3

         The Company's use of cash for financing activities decreased to $24.1 million during the nine months ended September 30, 1999 from $185.4 million in the comparable period in 1998. The higher use of cash in the 1998 period was due to the Recapitalization. The Company used proceeds of $182.6 million from the contribution of equity by Hicks Muse, $200.0 million from the issuance of the Notes and $300.0 million of borrowings under the Senior Credit Facility, together with proceeds from the sale of investments as described above, to pay $827.6 million for the redemption of common stock, and to pay $24.3 million of fees and expenses associated with the Recapitalization. Prior to the Recapitalization, the Company's primary financing activity was the payment of dividends. Dividends paid during the 1998 period totaled $9.6 million. Since the terms of the Notes and the Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future, and no dividends were paid during the 1999 period. The Company's primary financing activity in the 1999 period consisted of principal payments under the Senior Credit Facility of $26.5 million.

         Payments on the Notes and Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $40.0 million of Revolving Loans, which mature on June 30, 2004. The Revolving Loans remained undrawn as of September 30, 1999.

         The Company paid a total of $51.9 million in debt service in the nine months ended September 30, 1999. The debt service payments consisted of scheduled principal payments under the Senior Credit Facility of $18.8 million, a mandatory prepayment of $7.7 million under the Senior Credit Facility, and interest under the Senior Credit Facility and the Notes of approximately $25.4 million.

         The Company anticipates that its debt service requirements will total $72.8 million in 1999. These debt service requirements are expected to consist of scheduled principal payments due under the Senior Credit Facility of $25.0 million, the mandatory prepayment of $7.7 million under the Senior Credit Facility, interest due under the Senior Credit Facility of $19.9 million and interest of $20.2 million due on the Notes.

         The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company is required to make certain mandatory prepayments of the term loans on an annual basis. The Company prepaid $7.7 million on the term loans on March 31, 1999 as a result of 1998 activity. As a result of the timing and magnitude of the prepayment amount, the Company may have to utilize the Revolving Loans at varying times subsequent to September 30, 1999 primarily to meet working capital needs and to fund capital expenditures, including costs associated with the Company's new automated order fulfillment system and the transition to the Company's new warehouse and distribution facility and corporate headquarters facility.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

         The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate risks on changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's international operations have historically not been significant, and as a result, changes in foreign currency exchange rates have not had a material effect on the Company.

         In July 1998, the Company entered into an interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the swap, the Company pays interest at 5.50% on a notional amount of $75.0 million and receives interest thereon at three-month LIBOR on a quarterly basis. Beginning June 9, 1999, if LIBOR is greater than 6.44% at the commencement of any quarterly reset period, a knockout provision provides for no payment under the swap during such period. The knockout provision is separately adjusted to market on a quarterly basis. The Company recorded a $0.5 million loss in the nine months ended September 30, 1999 as a result of the knockout provision market adjustment.

         In September 1999, the Company entered into three separate six month interest rate swap agreements to limit the effect of changes in interest rates on long-term borrowings. Under each swap agreement, the Company pays interest at a fixed LIBOR rate on the notional amount and receives interest thereon at three-month LIBOR on a quarterly basis. The lenders have the option at the end of the term of each swap agreement to extend each agreement for an additional six month period. The following table summarizes the terms of these new interest rate swap agreements (in thousands):

Effective Date    Maturity Date     Notional Amount     Fixed LIBOR Rate
--------------    -------------     ---------------     ----------------
   09/30/99         03/30/00            $ 70,000              5.80%
   11/30/99         05/30/00            $ 50,000              5.80%
   12/03/99         06/05/00            $ 15,000              5.90%

ENVIRONMENTAL ISSUES

         In 1989, DWC was named as a potentially responsible party ("PRP") based on allegedly having sent 2,640 gallons of waste to the Chemical Recycling, Inc. facility in Wylie, Texas. The Company believes that DWC's share of the total cleanup costs based on a volumetric allocation would be less than one percent. In the future, DWC and the other PRPs, who are jointly and severally liable, may incur additional costs related to the cleanup of hazardous substances at the facility. DWC did not incur any cleanup related costs in 1996, 1997 and 1998 or in the nine months ended September 30, 1999. Because the site has been dormant for several years, the Company does not believe it is probable that any additional costs will be incurred and, accordingly, has not established any accruals for future cleanup costs at the site.

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

         On February 9, 1999, the EPA conducted an inspection at GIA to determine compliance with the toxic chemical release reporting requirements for 1997 pursuant to the Emergency Planning and Community Right To Know Act of 1986,
Section 313. A final determination was issued in September regarding several calculation errors in GIA's Form R Report. The EPA imposed a $21,000 fine which the Company is seeking to recover from a third party.

         The ultimate outcome and aggregate cost of resolving all of the above contingencies will be based on a number of factors and will be determined over a number of years. Accordingly, the total cost to the Company cannot currently be determined with certainty. It is management's opinion, however, the total cost of resolving such contingencies should not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

YEAR 2000 ISSUE

         As a result of certain computer programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000 (the "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

         The Company completed the assessment phase of the Year 2000 Issue in early 1999, which consisted of taking an inventory of its information systems, prioritizing items, determining critical items and establishing a timetable for determining the modifications to existing software and new software required to mitigate any Year 2000 Issue. The Company's evaluation included information systems infrastructure and operating systems as well as the Company's subsidiaries and its suppliers.


         Because the Company implemented a new and significantly more sophisticated computer system (the "Computer System") in January 1999, which replaced substantially all of the hardware and software previously in use at the Company, the Company believes its systems and related software are Year 2000 compliant. The Company upgraded the software for the Computer System through the purchase of certain software products developed by Distribution Architects International ("DAI"). DAI assisted with the implementation process and continues to provide support for enhancement to the Computer System. Each supplier (including DAI) of the hardware and software incorporated into the Computer System has provided to the Company a compliance statement or other documentation certifying that its products will function properly in all material respects beyond 1999. The Computer System has been thoroughly tested and remediation has taken place where necessary. In addition, Year 2000 testing and remediation of other aspects of the Company's infrastructure, including the Company's subsidiaries, is complete. Costs associated with the Computer System through September 30, 1999 totaled approximately $5.6 million. Additional costs associated with remediating the Year 2000 Issue have been expensed as incurred and are not material.

         Although the Company expects its critical systems are compliant, and testing supports this expectation, there is no assurance these results will be achieved. However, the impact of a failure of any of the Company's information systems would be mitigated to the extent that other alternate processes, including manual processes, were able to meet processing requirements. Presently, the Company expects alternate procedures would be able to meet the Company's processing needs for a limited timeframe. The Company will have DAI and other programmers on-site during the first week of January 2000 in order to make required modifications to the Computer System should they be needed. The Company expects that the required modifications, if any, will be insignificant and remediation will be complete by the end of the first week in January 2000.

         In addition to the foregoing, the Company has identified and surveyed its critical third party suppliers and service providers, and continues to monitor and assess their progress toward Year 2000 compliance to determine the extent to which the Company is vulnerable to the failure of such suppliers and service providers to remediate their own Year 2000 issues. While the Company believes that these scenarios, if they were to occur, would be temporary in duration, there can be no assurance that the duration will be short-term. In the event these conditions were to persist for a longer duration, they could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity of a magnitude which the Company is presently not able to predict.

         Although not anticipated, the most reasonably likely worst-case scenario of failure by the Company or its key suppliers or service providers to become Year 2000 compliant would be short-term slowdown or cessation of manufacturing operations at one or more facilities and a short-term inability on the part of the Company to process, fill and ship orders in a timely manner, and to deliver product to Displayers.

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

         All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) loss of Displayers; (ii) loss or retirement of key members of management; (iii) imposition of state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) unexpected delays or problems associated with the completion of the Company's new warehouse and distribution facility; (vii) unexpected delays or problems associated with the sale of substantially all of the Company's existing properties and facilities; (viii) unexpected delays or problems associated with integration and implementation of the automated order fulfillment system; (ix) unexpected delays or problems associated with the Year 2000 Issue; and (x) the ability of third party suppliers and service providers to remediate any Year 2000 issues applicable to their respective businesses. Many of these factors will be beyond the control of the Company.

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

ITEM 5.  Other Information

         On November 1, 1999, the Company entered into an employment agreement with Kenneth J. Cichocki to serve as its Vice President of Finance and Chief Financial Officer. The initial term of the employment agreement is for one year and may be extended for successive one year periods. Leonard A. Robertson, the Company's Chief Financial Officer from July 1995 to October 1999, was appointed to the newly-created position of Chief Administrative Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit Number     Description
                 --------------     -----------
                     10.1           Second Amendment to Real Estate Purchase
                                    Contract dated August 18, 1999, between the
                                    Company and Parker Equities, Inc.

                     10.2           Third Amendment to Real Estate Purchase
                                    Contract dated September 15, 1999, between the Company and Parker Equities, Inc.

                     10.3           Fourth Amendment to Real Estate Purchase
                                    Contract dated October 15, 1999, between the
                                    Company and Parker Equities, Inc.

                     10.4           Employment Agreement, dated November 1,
                                    1999, between the Company and Kenneth J.
                                    Cichocki

                       27           Financial Data Schedule

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.


By:  /s/ KENNETH J. CICHOCKI
----------------------------
Kenneth J. Cichocki
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Date: November 8, 1999

                               INDEX TO EXHIBITS

                 Exhibit Number     Description
                 --------------     -----------
                     10.1           Second Amendment to Real Estate Purchase
                                    Contract dated August 18, 1999, between the
                                    Company and Parker Equities, Inc.

                     10.2           Third Amendment to Real Estate Purchase
                                    Contract dated September 15, 1999, between the Company and Parker Equities, Inc.

                     10.3           Fourth Amendment to Real Estate Purchase
                                    Contract dated October 15, 1999, between the
                                    Company and Parker Equities, Inc.

                     10.4           Employment Agreement, dated November 1,
                                    1999, between the Company and Kenneth J.
                                    Cichocki

                       27           Financial Data Schedule