Form 10-K405
period 1999-12-31
HOME INTERIORS & GIFTS INC
filed 2000-03-14
CIK 1067541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER 333-62021

                          HOME INTERIORS & GIFTS, INC.
             (Exact name of registrant as specified in its charter)

                     TEXAS                                         75-0981828
         (State or other jurisdiction                           (I.R.S. Employer
       of incorporation or organization)                       Identification No.)

             4055 VALLEY VIEW LANE
                 DALLAS, TEXAS                                        75244
   (Address of principal executive offices)                        (Zip Code)

       Registrant's Telephone Number, Including Area Code: (972) 386-1000

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The common stock of the registrant is not publicly registered or traded and, therefore, no market value, whether held by affiliates or non-affiliates, can readily be ascertained.

     As of March 13, 2000, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Founded in 1957, Home Interiors & Gifts, Inc., a Dallas based Texas corporation (the "Company"), believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's products include framed artwork and mirrors, candles and candle holders, plaques, figurines, planters, artificial floral displays, wall shelves and sconces (the "Products"). The Company sells the Products to non-employee, independent contractor sales representatives ("Displayers") who resell the Products using the "party-plan" method to conduct in-home gatherings or shows ("Shows") for potential customers. The Company believes that in-home Shows provide a comfortable environment where the unique benefits and attributes of the Company's Products can be demonstrated in a more effective manner than in the typical retail setting. As of December 31, 1999, the Company sold its Products to approximately 68,300 active Displayers located in the United States; the Company is also represented in Mexico and Puerto Rico.

     The Company purchases Products from a select number of independent suppliers and from its subsidiaries. Approximately 27% of the dollar volume of Products purchased by the Company in 1999 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The following is a brief description of the Company's subsidiaries, each of which is wholly-owned, except as indicated:

     - Dallas Woodcraft, Inc. ("DWC"), which manufactures framed artwork and mirrors using custom-designed equipment.

     - GIA, Inc. ("GIA") and Homco, Inc. ("Homco"), which manufacture various types of molded plastic products using custom-designed equipment. On February 1, 2000, the Company announced that it had consolidated its two separate injection molding facilities into a single facility at GIA in Grand Island, Nebraska.

     - Laredo Candle Company L.L.P. ("Laredo Candle"), which is owned 60% by the Company, recently was established and began manufacturing candles in late 1999.

     - Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to the international Displayers.

     Since its inception, the Company has sold a coordinated line of Products to Displayers, a group of independent and self-confident women who operate their own businesses by purchasing the Products from the Company and reselling them to customers. The Company continues to stress the importance and dignity of women, a philosophy adopted by its founder, Mary Crowley. This philosophy remains deeply imbedded in the Company's training, recruiting, motivation and selling strategies. The Company believes that this philosophy has contributed to its ability to attract and to retain loyal Displayers and to distinguish its products in the marketplace. The Company also believes that by providing Displayers with the appropriate support and encouragement, Displayers can achieve personally satisfying and financially rewarding careers through enhancing the home environments of their customers.

PRODUCTS

     Product Line. The Company's product line consists of approximately 1,000 items. The best selling Products include framed artwork and mirrors, candles and candle holders, plaques, figurines, sconces and artificial floral displays. Most of the Products are designed for display and sale in coordinated decorative groupings, which encourages customers to purchase several accessories to achieve a "complete" look. In general, the Products fit within design categories favored by Displayers and their customers, such as Americana, Romancing the Home, Timeless Traditions and New Horizons. The Company has expanded its Product offerings in 2000 to provide a broader assortment, which offers consumers a comprehensive and coordinated system for decorating and which appeals to larger segments of the population, particularly a younger consumer base. The Company has expanded its styles to include Contemporary and Ethnic Products. The Company also offers a limited selection of seasonal Products for holiday decorating.

     Prices. Products are targeted to individuals who are interested in decorating their homes, but have a limited budget. Products primarily are sold throughout the continental United States at suggested retail prices generally below $100 per item, with most Products ranging in price from $7 to $30 per item. Although Displayers may sell the Products at any price, the Company believes that most Displayers charge the Company's suggested retail prices. The Company believes that the suggested retail prices for the Products are lower than the prices of products of similar quality and design available from other sources, thereby offering the Displayers' customers excellent value. In addition, unlike many other direct sales organizations, which the Company believes charge their field agents shipping costs, the Company delivers its Products to the Displayers free of shipping charges if minimum order sizes are met.

     Product Design and Introduction Process. Because the Company believes that it is important to its success to develop and to introduce new Products that anticipate and reflect changing consumer preferences, the Company's merchandise department regularly coordinates new Product introductions. Members of the merchandise department attend furniture and home-furnishings trade markets, frequently meet with Displayers and suppliers, and assemble information from retail stores and retail research sources to determine consumer buying trends. This market research enables the Company's marketing professionals to analyze the marketability of existing Products and to identify and design new Products. Products are frequently evaluated to determine whether they should be modified or removed from the product line. The Company annually tests proposed or prototype items with selected Displayers. The tests include a determination of whether the proposed suggested retail prices are attractive. Based on that review, the Company historically has replaced approximately one third of its Products annually with new items.

SALES METHODS AND ORGANIZATION

     Displayers. The Company's marketing and sales strategy is focused on motivating Displayers to take orders from customers, to purchase the Products from the Company and to resell them to their customers. Because the Company does not use mail-order catalogs, retail outlets or other methods of distribution, it is entirely dependent on Displayers to purchase and sell the Products. No Displayer is an employee of the Company, and, as an independent contractor, each Displayer is responsible for operating their own business. Displayers generally work on a part-time basis.

     Displayers can profit from the difference between the purchase price of the Products paid by them to the Company and the sales price charged by them to their customers, which, for Displayers who are not Directors, is their principal source of income from the Company. If Displayers sell the Products at the Company's suggested retail prices, they generally can realize a 45% gross profit. Displayers can also earn money and prizes based on the dollar amount of Products they, and the Displayers they have recruited, purchase from the Company. In addition, Displayers can benefit from periodic discounts and incentives offered by the Company. See "Training and Sales Support."

     Generally, Displayers pay for Products ordered from the Company at the time the order is placed, although the Company typically provides each Displayer with an unsecured line of credit of up to $4,000. The Company periodically modifies each Displayer's credit limit based on sales volumes. In late 1999, the Company implemented an internet order entry system ("Home Online") to simplify the ordering process for its Displayers and also began to accept credit card payments on Internet orders.

     Displayers are contractually prohibited from marketing any goods other than the Products at Shows at which the Company's Products will be sold. In addition, Displayers who become qualified trainers ("Trainers") or Directors are prohibited from working for, or selling the products of, any other direct selling company whose products or services directly compete with the Company's.

     Shows. The principal sales method used by Displayers is the "party plan," in which Displayers conduct Shows in the homes of individuals who, by arrangement with the Displayers, serve as hostesses for the Shows ("Hostesses"). Each Show is attended by guests who have been invited by the Hostess for that Show. At a

Show, which typically lasts several hours, a Displayer will display representative groups of Products and color brochures showing the Company's new products and/or entire product line. Initially, the Displayer demonstrates the Products, but most of the Show time is devoted to discussing each guest's decorating interests or needs and to taking orders for Products. Typically, Products are paid for at the time they are ordered and are delivered to the Hostess by the Displayer within two weeks after the Show. The Company believes that Shows create group enthusiasm for the Products, enable Displayers to increase sales, offer the opportunity for Displayers to develop new customers and provide Displayers the opportunity to recruit new Hostesses and Displayers.

     Hostesses. Hostesses are critical to a Displayer's success. A Hostess is responsible for inviting guests, or prospective customers, to a Show and later for distributing the purchased Products to each customer. Historically, to reward the Hostess for the Hostess' efforts, the Displayer purchased redeemable coupons ("Hostess merits") from the Company and provided the Hostess with Hostess merits commensurate with sales generated at the Show and with the number of guests at the Show who agreed to become a Hostess for a future Show. Hostesses then would redeem Hostess merits for Products from a limited assortment, which were available exclusively to Hostesses.

     Beginning in March 2000, the Company implemented a new Hostess Program which simplifies the sales process for Displayers and Hostesses. Under the new Hostess Program, the Company no longer sells Hostess merits. Instead, Hostesses who meet certain sales thresholds receive Products in an amount equal to 20% of the sales generated at the Show. The new Hostess Program enables Hostesses to select merchandise from the entire Product Line, rather than from a limited number of exclusive Hostess Products as was offered under the previous Hostess Program. The Company believes that, in addition to simplifying the sales process, the new Hostess Program will also benefit Displayers and Hostesses by increasing the Product selection for customers. Products previously available only to Hostesses are now available to all customers.

     Product Brochures. In addition to sales generated at Shows, Displayers also receive orders generated from Product brochures. Displayers generally mail Product brochures to Hostesses or distribute the brochures at Shows and other events. The Company produces both quarterly brochures containing the Company's complete product line and supplemental monthly brochures containing the newest and most popular Products. All brochures have a place for the Displayer to insert personal contact information since Products cannot be purchased by customers directly from the Company.

TRAINING AND SALES SUPPORT

     Field Organization. The Company's training and sales support for Displayers is designed to promote contact between less experienced Displayers and more experienced or more active Displayers. The Company groups Displayers into "Units" for training and motivational purposes. In the United States, the number of Displayers in a Unit ranges from 26 to 190, with an average of approximately 87 Displayers per Unit. Approximately 850 Units are headed by either a "Branch Director" or a "Unit Director" and each Unit is grouped with other Units to constitute a "Branch." The number of Units in a Branch ranges from 4 to 23, with an average of approximately 9 Units per Branch. As of December 31, 1999, there were approximately 100 Branches in the United States, each of which was headed by a Branch Director. In addition, Branches are grouped into "Districts," and 12 District Directors travel throughout the United States, Mexico and Puerto Rico motivating, training and inspiring Branch Directors. All Directors are independent contractors and are not employees of the Company.

     Recruiting and Training. It is vital to the Company's success to consistently recruit new Displayers since the average annual turnover of Displayers over the last three years approximated 42%. Accordingly, the Company provides Displayers with both additional financial rewards and the possibility of promotions to different Director categories based upon their ability to recruit productive Displayers. The Company's ability to recruit, train, motivate, and retain Displayers depends upon, among other things:

     - the managerial capabilities and personal charisma of the Company's senior management;

     - the Displayers' ability to earn acceptable profits;

     - the Company's ability to provide adequate and timely recruiting and training incentives to existing Displayers;

     - the introduction of new Products and marketing concepts;

     - the effectiveness of the Company's new Hostess Program;

     - the effectiveness of the Company's commission and incentive programs and discounts; and

     - general economic conditions.

     As part of their marketing and sales activities, Displayers seek to identify and to recruit new Displayers, typically women who previously have attended Shows. Once a candidate is identified, a qualified person in the recruiting Displayer's Unit typically interviews the candidate to explain the opportunities, time commitment, start-up costs, training and other activities a Displayer can expect to experience.

     The Company revised its recruiting and training criteria in early 1999. Among other things, the Company increased opportunities for new Displayers by reducing initial purchase requirements and time commitments and by lowering certain other barriers to entry. Though any Displayer can recruit an individual to become a Displayer, only Displayers who are Trainers may train a recruit and earn commissions on the Product sales of recruits that they have trained. To become a Trainer, a Displayer must have demonstrated previous recruiting success, been recommended by the Displayer's Branch Director and attended training classes at the Company's headquarters. The Company has certified approximately 2,500 of its Displayers as Trainers. In 1999, Trainers earned commissions totaling $3.5 million. When the recruiting and sales volume of a Trainer and her recruits reach certain levels, the Trainer may be permitted to form a new Unit and become a Unit Director.

     The Company believes that training is a critical component of a Displayer's success. The Company emphasizes sales of the Products and typically requires all recruits to participate in an intensive sales-education program. The Company encourages Displayers to recruit new Displayers who will sell Products to customers rather than merely purchasing items for personal consumption. In contrast, the Company believes that many other direct selling companies encourage recruiting of new sales people irrespective of the future sales potential of the new recruits. The training program primarily includes instruction by a Trainer and observing several Shows conducted by experienced Displayers. Video tapes, audio tapes and a corresponding workbook describe the Company, the process of contacting Hostesses and booking Shows, conducting Shows and managing a home-based business. New Displayers also receive detailed instructions from their Trainer about the Products, fundamental elements of home decorating and methods for conducting successful Shows.

     Continuing Training and Motivation. The Company believes that Company-sponsored continuing training and motivation of Displayers is critical to Displayer morale and, therefore, to the Company's sales. The Company hosts a three-day annual seminar for all Displayers. At that seminar, the Company provides motivational speakers, Product displays, entertainment and meals, and conducts ceremonies to recognize the Displayer's achievements. The Company also sponsors one-day or two-day "rallies" every August, at locations across the United States, to introduce the Company's fall Product line, including its seasonal Christmas merchandise.

     Every two weeks, the Company mails each Displayer a newsletter that announces new incentive programs or discounts, discusses selling techniques, motivational strategies and Product status and recognizes successful Displayers. Unit Directors typically hold weekly sales meetings for the Displayers in their Unit, and Branch Directors hold quarterly meetings for their Unit Directors and Displayers to discuss selling techniques, motivational strategies, Product introductions and sales recognition.

     Incentive Programs. In addition to the gross profit Displayers can earn through the purchase and resale of the Products, the Company provides incentives to Displayers by rewarding top-performing Displayers with cash, vacation trips, gifts and other prizes. The incentive rewards, which vary annually, are based on the volume of Products purchased from the Company by a Displayer. The Company also provides a variety of discount programs in connection with Product purchases and rewards Displayers who recruit other productive Displayers.

     Remuneration. Directors can earn commissions at varying rates based on the volume of Product purchases of the Displayers they service and are eligible for performance bonuses. Branch and Unit Directors earned commissions, including performance bonuses, amounting to $43.9 million in 1999. District Directors also receive a monthly amount for each Unit they service plus an annual payment based on the percentage of their District's annual increase in Product purchases. District Directors earned $4.4 million in 1999. In addition, District Directors, Branch Directors, and certain Unit Directors are reimbursed for certain travel and other expenses. Reimbursed expenses totaled $6.3 million in 1999, including one-time expenses of approximately $1.0 million, resulting from the discontinuance of an expense reimbursement program for certain Unit Directors. Beginning in January 2000, the Company implemented a reduced-expense reimbursement program for Branch Directors.

PRODUCT SUPPLY AND MANUFACTURING

     Approximately 27% of the dollar volume of Products purchased by the Company in 1999 were purchased from, and manufactured by, the Company's subsidiaries. The Company manufactures framed artwork and mirrors, plaques, and various types of molded plastic products through the use of custom-designed equipment. To date, the Company has been able to secure an adequate supply of raw materials for its manufacturing operations from numerous sources, and the Company does not expect any material interruptions in the supply of raw materials it uses to manufacture Products.

     Products not manufactured by the Company are purchased from numerous foreign and domestic suppliers. During 1999, the Company increased its number of overseas suppliers in conjunction with the expansion of its Product line, particularly its Ethnic Products. The Company is either the largest or the only customer of many of its suppliers, and many of its Products are manufactured exclusively for the Company. Many of the Company's supplier relationships have existed for more than 20 years, and the Company has experienced little supplier turnover in the recent years. However, because the Company generally does not enter into supply agreements with its suppliers, these relationships generally may be terminated at any time by either party. The Company believes that its relationships with its suppliers are good. The Company has not had any material interruptions in the supply of Products it purchases from suppliers. Other than Miracle Candle Company and H.T. Ardinger & Son Company, which supplied the Company with 14% and 12%, respectively, of its Products in 1999, no third-party supplier furnished the Company with more than 10% of its purchased Products during 1999.

     On February 1, 2000, the Company announced that it was closing the Homco facility in McKinney, Texas, and consolidating its operations with the GIA manufacturing operations located in Grand Island, Nebraska. The Company plans for the transition to G1A to be completed by March 31, 2000. Both facilities, which manufacture various types of molded plastic products such as picture frames, were underutilized for current market conditions. The Company expects that the consolidation will generate new efficiencies in the production of molded plastic products.

PRODUCT DISTRIBUTION

     Displayers typically submit purchase orders to the Company's headquarters weekly on one assigned order processing day. Upon receipt, orders are recorded and the Displayer's recent sales activity, credit and accounts receivable status are verified. Each purchase order is then forwarded to one of the Company's distribution centers, where it is filled and shipped, generally on the same day it is received.

     The Company has historically filled orders manually. The Company is currently in the process of implementing an automated order fulfillment system, which the Company expects will result in labor savings. The automated order fulfillment system will include a new conveyor system, special racks and storage bins and a warehouse management software system. The Company has been able to achieve freight savings, minimize Product damage and returns and increase timely delivery by, among other things: (i) using an order-checking system which uses electronic scanners and bar codes to minimize errors in filling orders, (ii) packaging each order in standard-sized boxes, and (iii) preparing shipping labels that are tailored to the requirements of each specific common carrier. The Company is able to track each order shipped through approximately 100 common carriers.

     To minimize shipping costs, the Company uses a two-step process in which common carriers ship full truck loads of Products to approximately 210 regional delivery sites where locally-based freight distributors ("Local Distributors") sort the full loads and deliver the Products to each Displayer. Approximately 78% of the Products shipped by the Company are delivered in this manner. In cases where Local Distributors are not used, the Products are shipped by common carrier or UPS directly to Displayers.

     When the Displayer receives a bulk packaged order, she unwraps, inspects and repackages the Products for individual customers and typically delivers them to the Hostesses, who in turn deliver the Products to customers. Displayers sometimes contact customers to confirm their satisfaction with their Products. Multiple contacts with Hostesses and customers provide Displayers several opportunities to provide information regarding the Company and its Products, which assists in the Displayers' sales and recruiting efforts.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Refer to the information under Note 19 to Consolidated Financial Statements which is hereby incorporated by reference.

COMPETITION

     The Company operates in a highly competitive environment. Products sold by the Company compete with products sold elsewhere, including department and specialty stores, mail order catalogs, Internet and other direct-sales companies. The Company competes in the sale of Products on the basis of quality, price and service. Because of the limited number of Products it manufactures and its relatively small number of suppliers of finished Products, the Company is able to exercise some control over the quality and price of the Products. This allows Displayers to charge prices within a range believed to be acceptable to their customers.

     The Company also competes with other direct-selling organizations, even those whose products may not compete with the Products, in recruiting and retaining Displayers. The Company's success requires the recruitment, retention and integration into the Company's business of other highly qualified management and sales, marketing and product development personnel.

EMPLOYEES

     As of March 13, 2000, the Company employed approximately 1,400 persons, principally in the Dallas, Texas metropolitan area. None of the employees of the Company is represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

     As of December 31, 1999, the Company owned the following properties, which are used for the purposes set forth below:

                                                                          APPROXIMATE
LOCATION(1)                                  PURPOSE                     SQUARE FOOTAGE
-----------                                  -------                     --------------
Dallas...................  DWC manufacturing facility                       209,000
McKinney(2)..............  Homco manufacturing and warehouse facility       192,000
Grand Island, Nebraska...  GIA manufacturing facility                       140,000
Coppell..................  Meeting and training facility                     16,000
Laredo(3)................  Laredo Candle manufacturing facility             103,000

---------------

(1) All cities are located in Texas, except as noted.

(2) On February 1, 2000, the Company announced that it was closing the Homco facility and consolidating its operations with the GIA manufacturing operations located in Grand Island, Nebraska. On March 13,

    2000, the Company entered into an agreement to sell the Homco manufacturing and warehouse facility to Donald J. Carter, Jr. for approximately $3.7 million. See "Item 13. Certain Relationships and Related Transactions."

(3) Laredo Candle, which owns this property, is owned 60% by the Company.

     On December 1, 1999, the Company sold substantially all of its owned properties and facilities in the Dallas area, including all of its warehouse and distribution facilities and its corporate headquarters, to Parker Equities, Inc. ("Parker") for approximately $14.7 million. On February 23, 2000, the Company used the $14.7 million in net proceeds from this sale to purchase an undivided 69% interest in a new 660,000 square-foot warehouse and distribution facility in Carrollton, Texas from Argent Frankford L.P. ("Argent"). The remaining undivided 31% interest in the facility will be purchased by the Company for approximately $6.7 million. The Company has agreed to complete the purchase no later than May 26, 2000.

     On December 1, 1999, the Company entered into lease agreements to lease back the properties and facilities sold to Parker until the Company's new warehouse and distribution facility is ready for occupancy, which is expected to be in May 2000. The lease terms vary in length based on a predetermined schedule of facility closings between April 2000 and August 2000, with month to month extensions available for certain properties through December 2000.

     On January 3, 2000, the Company entered into a ten-year lease agreement with Granite Properties, Inc. ("Granite") for a new corporate headquarters location in Dallas, Texas. The Company's offices occupy approximately 75,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including product liability claims. The Company is not currently a party to any material litigation, and is not aware of any litigation threatened against it that could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is also subject to certain environmental proceedings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Company's common stock, $0.10 par value per share. As of March 13, 2000, the Company had outstanding 15,240,218 shares of common stock held by approximately 188 shareholders. On May 10, 1999, Robert H. Dedman, Jr. acquired from the Company 4,688 shares of the Company's common stock, $.10 par value per share, at a per share price of $21.33. The sale of the common stock to Mr. Dedman was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Additionally, on August 24, 1999, Richard Lee exercised options to acquire 1,108 shares of the Company's common stock, $.10 par value per share, at a per share price of $18.05451. The sale of common stock to Mr. Lee following the option exercise was exempt from registration pursuant to Section 4(2) of the Securities Act.

     Holders of common stock are entitled to share ratably in dividends, if and when declared by the Company's Board of Directors (the "Board") out of funds legally available therefor. Dividends of $0.075 were paid for the first quarter of 1998. The Company has not paid any dividends on its common stock since the closing in June 1998 of the transactions that were the subject of the Agreement and Plan of Merger dated April 13, 1998, by and between the Company and Crowley Investments, Inc. ("CII") (the "Merger Agreement"). The Company is also restricted in the amount of dividends that may be paid to holders of common stock pursuant to the credit agreement with its principal lenders (the "Senior Credit Facility") and the Indenture dated as of June 4, 1998 (the "Indenture"), among the Company, certain of its subsidiaries, as guarantors, and United States Trust Company of New York, as trustee, pursuant to which the Company issued its 10 1/8% Senior Subordinated Notes Due 2008 (the "Notes"). Since the terms of the Notes and the Company's Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following summary is intended to highlight certain information contained elsewhere in this report. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" elsewhere in this report for greater detail.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1995       1996       1997       1998        1999
                                         --------   --------   --------   ---------   --------
                                                 (IN THOUSANDS, EXCEPT DISPLAYER DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..............................  $482,950   $434,299   $468,845   $ 490,223   $503,344
Cost of goods sold.....................   261,806    225,137    239,664     242,343    240,390
                                         --------   --------   --------   ---------   --------
Gross profit...........................   221,144    209,162    229,181     247,880    262,954
Selling, general and administrative:
  Selling..............................    72,857     69,964     74,010      81,124     89,721
  Freight, warehouse and
     distribution......................    41,041     37,842     41,844      44,718     49,860
  General and administrative...........    25,398     20,096     23,921      20,641     27,270
  Gains on the sale of assets..........       (14)    (2,077)      (198)     (6,375)   (10,650)
  Stock option expense.................        --         --         --         563        912
  Recapitalization expenses(1).........        --         --         --       6,198         --
                                         --------   --------   --------   ---------   --------
          Total selling, general and
            administrative.............   139,282    125,825    139,577     146,869    157,113
                                         --------   --------   --------   ---------   --------
Operating income.......................    81,862     83,337     89,604     101,011    105,841
Other income (expense):
  Interest income......................     2,470      5,113      7,985       5,563      2,978
  Interest expense.....................        (2)      (503)      (362)    (27,532)   (44,081)
  Other income (expense)...............       529        456      2,884       1,020       (183)
                                         --------   --------   --------   ---------   --------
Other income (expense), net............     2,997      5,066     10,507     (20,949)   (41,286)
                                         --------   --------   --------   ---------   --------
Income before income taxes.............    84,859     88,403    100,111      80,062     64,555
Income taxes...........................    35,315     33,957     37,919      31,807     22,967
                                         --------   --------   --------   ---------   --------
Net income.............................  $ 49,544   $ 54,446   $ 62,192   $  48,255   $ 41,588
                                         ========   ========   ========   =========   ========
OTHER FINANCIAL DATA:
Gross profit percentage................      45.8%      48.2%      48.9%       50.6%      52.2%
EBITDA(2)..............................  $ 85,944   $ 84,610   $ 92,019   $ 104,567   $100,134
EBITDA margin(3).......................      17.8%      19.5%      19.6%       21.3%      19.9%
Cash flows provided by (used in):
  Operating activities.................  $ 64,746   $ 57,507   $ 60,285   $  59,147   $ 28,073
  Investing activities.................    (1,394)    (8,808)   (67,023)     69,083     (6,685)
  Financing activities.................   (16,760)    (6,086)   (21,760)   (191,329)   (30,274)
Depreciation and amortization..........     4,096      3,350      2,613       3,170      4,032
Capital expenditures(4)................     1,408      2,126      4,617       7,935     10,540
Dividends paid(5)......................     8,814      6,086     22,190       9,554         --

DOMESTIC DISPLAYER DATA:
Number of orders shipped...............   782,996    710,008    732,202     765,967    921,636
Average order size(6)..................  $    617   $    610   $    635   $     632   $    536
Active Displayers at end of
  period(7)............................    45,200     37,800     42,800      50,100     68,300
Average number of active Displayers
  during period(7).....................    41,200     39,900     41,400      45,600     59,000

                                                          AS OF DECEMBER 31,
                                        ------------------------------------------------------
                                          1995       1996       1997       1998        1999
                                        --------   --------   --------   ---------   ---------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.............  $ 90,235   $132,848   $104,262   $  41,024   $  32,406
Property, plant and equipment, net....    17,478     15,481     17,353      21,774      30,473
Total assets..........................   147,110    195,774    244,190     132,448     161,541
Total debt (including current
  maturities).........................        --         --         --     487,000     455,546
Shareholders' equity (deficit)........    99,461    141,227    189,931    (414,074)   (371,186)

---------------

(1) Recapitalization expenses consist of amounts paid to the Company's financial and legal advisors in connection with the Recapitalization.

(2) EBITDA represents operating income plus depreciation and amortization, Recapitalization expenses and non-cash expenses for stock options, but excludes any gains on the sale of assets. EBITDA generally is considered to provide information regarding a company's ability to service and/or incur debt, and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered in isolation, as a substitute for net income, cash flows from operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity.

(3) Defined as EBITDA as a percentage of net sales.

(4) Additional capital expenditures of $508,000 and $2.2 million were paid by the minority owner of Laredo Candle in 1998 and 1999.

(5) Since the terms of the Notes and the Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

(6) Average order size is calculated based on net sales divided by number of orders. For purposes of this calculation, international sales of approximately $4.1 million, $6.4 million, and $9.1 million for 1997, 1998 and 1999 have been excluded from net sales.

(7) An active Displayer must have placed an order with the Company within the prior 14 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results to be materially different from any future results expressed or implied by such forward-looking statements.

     In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

     All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) loss of Displayers; (ii) loss or retirement of key members of management; (iii) imposition of state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) unexpected delays or problems associated with the completion of the Company's new warehouse and distribution facility; (vii) the success of the Company's new Hostess Program; and (viii) unexpected delays or problems associated with integration and implementation of the automated order fulfillment system. Many of these factors will be beyond the control of the Company.

     Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

COMPANY BACKGROUND

     The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of December 31, 1999, the Company sold its Products to approximately 68,300 active Displayers located in the United States; the Company is also represented in Mexico and Puerto Rico. The Company's sales are dependent upon the number of Displayers selling the Company's Products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales.

     To stimulate sales, the Company offers a variety of discounts and incentives to Displayers. The amount and timing of discounts and incentives vary from year to year. The cost of discounts is reflected in the Company's net sales while the cost of incentives is reflected in selling expense.

     Primarily, because of the nature of the direct selling industry, and as a result of numerous general and economic factors, the Company experienced average annual Displayer turnover of approximately 42% during the last three years. The Company believes that new Displayers are generally among the least productive Displayers and that the majority of Displayers whose status as Displayers terminates in any particular year are Displayers recruited in that year or in the immediately preceding year. The Company's ability to maintain its sales volume and to achieve growth depends upon its ability to attract, train and retain a significant number of new Displayers each year.

     The Company revised its recruiting and training criteria in early 1999. Among other things, the Company increased opportunities for new Displayers by reducing initial purchase requirements and time commitments and by lowering certain other barriers to entry. These changes resulted in a significant increase in the number of new Displayers and the number of total active Displayers. An active Displayer must have placed an order with the Company within the 14 prior weeks. Active Displayers increased 36.3% to 68,300 as of December 31, 1999 from 50,100 as of December 31, 1998. The growth in the Displayer base resulted in a greater percentage of less experienced and, therefore, less productive sales representation.

     In connection with the recent growth in recruiting, the Company lowered its minimum order requirement in June 1999, and, as a result, experienced a further decline in average order sizes and an increase in the number of orders shipped. The trend of more orders and lower order sizes resulted in additional operating costs during the latter half of 1999. The Company expects that the trend of higher operating costs will continue throughout 2000 until all the warehouse and distribution centers have been consolidated, the automated order fulfillment system is fully operational and integration is complete. In an effort to offset a portion of its higher operating costs and to encourage larger order sizes, the Company, effective September 1999, increased the handling charge on smaller orders.

     Historically, the Company has benefited from relatively stable gross profit and operating profit margins. Once a Product is introduced into the Company's product line, the price at which the Company purchases the Product from its suppliers and the price at which the Company sells the Product to Displayers seldom changes. The Company has steadily improved its gross profit margin since mid-1997, when the markup on all new Products was increased. Prior to that time, the Company seldom changed Product markups. During 1999, the Company initiated a plan to broaden its Product line with new Product categories which are targeted to appeal to a broader market. The Company also is reviewing its pricing policies and, in the future, may purchase a larger percentage of Products directly from overseas vendors, which the Company believes will improve its gross profit margins. The Company experienced significant manufacturing inefficiencies in the latter half of 1999. While the manufacturing inefficiencies have been identified and corrective cost reduction actions have been taken, the Company believes that, primarily as a result of continued volume declines, margin deterioration will continue in 2000.

     The Company delivers its Products to Displayers via common carrier, UPS and a regional network of locally-based freight distributors ("Local Distributors"). Unlike many other direct sales companies that the Company believes charge their customers shipping costs, the Company delivers its Products to Displayers free of shipping charges if minimum order sizes are met. The Company realizes substantial cost savings from volume discounts it receives from its common carriers and its use of Local Distributors. The use of Local Distributors enables the Company to avoid the premiums charged by common carriers for delivery to private residences, where most Displayers receive their deliveries. In addition, the Company believes that, as a result of its good relationships with its common carriers and the Local Distributors, it is able to quickly deliver its Products with minimal shipping errors or product damage.

     In March 2000, the Company implemented a new Hostess Program. The new Hostess Program enables Hostesses to select merchandise from the entire Product line rather than from a limited number of exclusive Hostess Products offered under the previous Hostess Program. Hostesses who meet certain sales thresholds receive Products in an amount equal to 20% of the sales generated at the Show. The exclusive line of Hostess Products offered under the previous Hostess Program represented low-margin, non-commissionable merchandise. The conversion of these items to retail merchandise will result in higher gross profit margins for the Company, as well as higher selling expenses, as essentially all Products are commissionable. In addition, as of March 2000, the Company no longer sells Hostess merits, which will result in an increase in general and administrative expenses due to a reduction in income from unredeemed Hostess merits. The Company believes that, in addition to simplifying the sales process, the new Hostess Program will also benefit Displayers by increasing the Product selection for Hostesses and customers.

THE RECAPITALIZATION

     The Company completed a recapitalization (the "Recapitalization") on June 4, 1998, through the following simultaneous transactions:

     - contribution of $182.6 million by Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") in exchange for 10,111,436 shares of common stock, or approximately 66% of all outstanding shares upon completion of the Recapitalization;

     - issuance of the Notes in the amount of $200.0 million;

     - borrowing of $300.0 million under the Senior Credit Facility; and

     - use of the above proceeds, together with available cash of $169.3 million, to:

      -- redeem 45,836,584 shares of common stock for $827.6 million; and

      -- pay fees and expenses of $24.3 million associated with the Recapitalization consisting of:

        - $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization;

        - $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes; and

        - $1.5 million of legal and accounting fees

     In addition to the $24.3 million of fees and expenses related to the Recapitalization, the Company paid additional financial advisory and legal fees of approximately $6.2 million in connection with the Recapitalization. The Company paid its financial advisor approximately $5.7 million to assist with the development of strategic alternatives, identify potential buyers, evaluate proposals and assist in the negotiation of the Hicks Muse offer. These financial advisory and legal fees were expensed as incurred, and are reflected as Recapitalization expenses in the accompanying statement of operations.

RESULTS OF OPERATIONS

  1999 Compared to 1998

     Net sales increased $13.1 million, or 2.7%, to $503.3 million in 1999 from $490.2 million in 1998. This growth primarily was attributable to an increase in the number of orders shipped, up 20.3% from 765,967 orders in 1998 to 921,636 orders in 1999. This growth more than offset a 15.2% reduction in the average order size of $536 in 1999 from $632 in 1998. The change in composition and growth of the Displayer network was a major factor in the overall sales production; the average number of active Displayers for the year increased 29.4% to 59,000 in 1999 from 45,600 in 1998. Growth in the Displayer base resulted in an increased percentage of less experienced, and therefore, less productive sales representation. Orders per active Displayer decreased slightly. The Company expects that the trend of more orders shipped and lower order sizes, each as compared to comparable historical periods, will continue throughout 2000 as a result of the factors discussed above.

     Gross profit increased $15.1 million, or 6.1%, to $263.0 million in 1999 from $247.9 in 1998. As a percentage of net sales, gross profit improved to 52.2% in 1999 from 50.6% in 1998, as the Company continued to benefit from the introduction of new Products with higher margins; however, the Company experienced significant manufacturing inefficiencies in the latter half of 1999. Most of the inefficiencies were related to product mix, low production volumes and unexpectedly high amounts of scrap material. While the manufacturing inefficiencies have been identified and corrective cost reduction actions have been taken, volume declines have continued. In response to these issues, the Company announced that, effective February 1, 2000, it would consolidate its Homco operations with its GIA operations to maximize operational efficiency and to absorb underutilized capacity that existed in its molded plastic manufacturing operations. The Company made additional selective, temporary and permanent work-force reductions in the first quarter of 2000 at DWC, GIA and Laredo Candle. In spite of the measures already taken to reduce costs, the Company expects that it may incur additional margin deterioration in 2000 as a result of these manufacturing related issues, primarily as a result of lower volumes.

     Selling expense increased $8.6 million, or 10.6%, to $89.7 million in 1999 from $81.1 million in 1998. As a percentage of net sales, selling expense increased to 17.8% in 1999 from 16.5% in 1998. This increase was primarily attributable to higher commission rates for certain Unit Directors and a non-recurring cost of approximately $1.0 million associated with the discontinuance of an expense reimbursement program for certain Unit Directors.

     Freight, warehouse and distribution expense increased $5.2 million, or 11.5%, to $49.9 million in 1999 from $44.7 million in 1998. These costs were 9.9% of net sales in 1999 compared to 9.1% in 1998. Freight expense is typically based on pounds shipped, which increased at a greater rate than sales in 1999 compared to 1998. This increase was partially offset through the increase in handling charges on small orders beginning in September 1999 and the expansion of Local Distributors during the year. Warehouse and distribution expense increased in 1999 due to a 20.3% increase in the number of orders shipped during 1999 compared to 1998, which required hiring additional labor to service the higher level of ordering activity. The Company expects that the trend of higher operating costs will continue throughout 2000 until all of its warehouse and distribution centers have been consolidated, the automated order fulfillment system is fully operational and integration is complete.

     General and administrative expense increased $6.7 million, or 32.1%, to $27.3 million in 1999, from $20.6 million in 1998. This was due to higher costs related to personnel and professional fees, an increase in the provision for doubtful accounts, payment of credit card fees in connection with Home Online orders and other credit card transactions, the full period impact of a monitoring and oversight fee payable to Hicks Muse and increased depreciation and amortization expense. Sales force growth and modernization of the Company's computer systems required the Company to hire additional employees with specialized skills, which contributed to higher personnel costs.

     Gains on the sale of assets of approximately $10.7 million were recorded in 1999 from the sale of office, warehouse and distribution facilities and associated land, as compared to $6.4 million in 1998 principally from the sale of two aircraft and a building.

     Interest income decreased $2.6 million, or 46.5%, to $3.0 million in 1999 from $5.6 million in 1998 due to lower average investment balances.

     Interest expense increased $16.6 million, or 60.1%, to $44.1 million in 1999 up from 1998's $27.5 million. This increase was the result of interest due on the Notes and the Senior Credit Facility that was incurred for the entire 1999 period compared to only a seven-month period in 1998.

     Income taxes decreased $8.8 million, or 27.8%, to $23.0 million in 1999 from $31.8 million in 1998. Income taxes, as a percentage of income before income taxes, was 35.6% in 1999 compared to 39.7% in 1998. This decrease was primarily due to certain 1998 income tax provision adjustments made in 1999. Those adjustments primarily related to a prior-year refund applied in 1999 and to costs associated with the Recapitalization.

  1998 Compared to 1997

     Net sales increased $21.4 million, or 4.6% to $490.2 million in 1998 from $468.8 million in 1997. This growth was primarily attributable to an increase in the number of orders shipped of 4.6% to a level of 765,967 orders in 1998 from 732,202 orders in 1997. This growth more than offset a slight decrease in the average order size. The increase in orders shipped was primarily due to the expansion of the active Displayer base, averaging 41,400 in 1997 compared to 45,600 in 1998, up 10.1%, along with the introduction of several new incentive programs and discounts during the first six months of 1998.

     Gross profit increased $18.7 million, or 8.2%, to $247.9 million in 1998 from $229.2 million in 1997. As a percentage of net sales, gross profit improved to 50.6% in 1998 from 48.9% in 1997. This gain was attributable to the introduction of new Products with higher profit margins.

     Selling expense increased $7.1 million, or 9.6%, to $81.1 million in 1998 from $74.0 million in 1997. As a percentage of net sales, selling expense increased to 16.5% in 1998 from 15.8% in 1997. This increase was primarily attributable to higher bonuses for Directors and higher costs for incentive programs in 1998.

     Freight, warehouse and distribution expense increased $2.9 million, or 6.9%, to $44.7 million in 1998 from $41.8 million in 1997, resulting in a slight increase in margin relative to net sales from 8.9% in 1997, to 9.1% in 1998.

     General and administrative expense decreased $3.3 million, or 13.7%, to $20.6 million in 1998 from $23.9 million in 1997. Non-recurring costs were incurred in 1997 associated with the settlement of certain litigation, larger charitable contributions and a change in the estimated redemption rate for Hostess merits which caused an increase in the related Hostess merit liability in 1997. These higher costs in 1997 more than offset higher personnel and other administrative costs in 1998.

     Gains on the sale of assets amounting to $6.4 million were recorded by the Company in 1998, principally from the sale of two aircraft and a building.

     Recapitalization expenses of $6.2 million consisted of fees and expenses paid to the Company's financial and legal advisors in connection with the Recapitalization.

     Interest income decreased $2.4 million, or 30.3%, to $5.6 million in 1998 from $8.0 million in 1997, as a result of lower average investment balances following the Recapitalization.

     Interest expense increased $27.1 million in 1998 as a direct result of the Senior Credit Facility and the Notes.

     Income taxes decreased $6.1 million, or 16.1%, to $31.8 million in 1998 from $37.9 million in 1997. Income taxes, as a percentage of income before income taxes, increased to 39.7% in 1998 from 37.9% in 1997.

This increase was primarily due to higher effective taxes in 1998, as a result of certain nondeductible Recapitalization expenses.

SEGMENT PROFITABILITY

     The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico and Puerto Rico. International sales are directly attributable to the number of international Displayers the Company has selling its Products. The Company's chief operating decision maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 19 to Consolidated Financial Statements.

     Consolidated net sales increased $13.1 million, or 2.7%, to $503.3 million in 1999 from $490.2 million in 1998 due to the $13.1 million increase in the Company's domestic direct sales. International sales increased $2.7 million, or 42.2%, to $9.1 million in 1999 from $6.4 million in 1998 due to expansion of the international Displayer network. Manufacturing related sales in 1999 grew at a slightly reduced rate than the Company's domestic direct sales business. Consolidated net sales increased $21.4 million, or 4.6%, to $490.2 million in 1998 from $468.8 million in 1997 largely due to an increase in the Company's domestic direct sales of $19.6 million. Manufacturing related sales increased $10.2 million, or 13.3%, to $86.7 million in 1998 from $76.5 million in 1997 largely due to increased sales of framed artwork and mirrors produced by DWC. International sales increased $2.3 million, or 56.1%, to $6.4 million in 1998 from $4.1 million in 1997 due to expansion of the international Displayer network.

     Consolidated EBITDA decreased $4.5 million, or 4.2%, to $100.1 million in 1999 from $104.6 million in 1998 primarily due to higher selling, general and administrative costs in the Company's domestic direct sales business relative to sales and significant manufacturing inefficiencies in 1999. Manufacturing related EBITDA decreased $2.4 million, or 11.7%, to $18.0 million in 1999 from $20.4 million in 1998 primarily due to lower production volumes and product mix in the latter half of 1999. Consolidated EBITDA increased $12.6 million, or 13.6%, to $104.6 million in 1998 from $92.0 million in 1997 primarily due to higher sales, improved gross profit from manufacturing efficiencies and the introduction of new products with higher margins, and lower general and administrative expenses in 1998. Manufacturing related EBITDA increased $2.4 million, or 13.3%, to $20.4 million in 1998 from $18.0 million in 1997 due to increased sales and higher production volumes. International EBITDA is not significant.

SEASONALITY

     The Company's business is influenced by the Christmas holiday season and by promotional events. Historically, a higher portion of the Company's sales and net income have been realized during the fourth quarter, and net sales and net income have generally been slightly lower during the first quarter as compared to the second and third quarters. Working capital requirements also fluctuate during the year. They reach their highest levels during the third and fourth quarters as the Company increases its inventory for the peak season. In addition to the Company's peak season fluctuations, quarterly results of operations may fluctuate depending on the timing of, and amount of sales from, discounts, incentive promotions and/or the introduction of new Products. As a result, the Company's business activities and results of operations in any quarter are not necessarily indicative of any future trends in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its historical requirements for capital through cash flow from operations. As a result of the borrowings under the Senior Credit Facility and the issuance of the Notes, the Company is subject to cash requirements, which are significantly greater than its historical requirements. Net cash provided by operating activities totaled $60.3 million, $59.1 million, and $28.1 million in 1997, 1998 and 1999. The Company had capital expenditures of $4.6 million, $7.9 million, and $10.5 million in 1997, 1998 and 1999. The Company's other significant cash outlays have historically been the payment of dividends to shareholders totaling $22.2 million and $9.6 million in 1997 and 1998. Since the terms of the Notes and the Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

     Net cash provided by operating activities decreased $31.0 million during 1999. This reduction from $59.1 million in 1998, to $28.1 million in 1999, was mainly attributable to: a decline in net income of $6.7 million, largely as a result of the full period impact of interest expense on the Senior Credit Facility and the Notes; growth in accounts receivable of $9.9 million over 1998, which primarily resulted from expansion of the Displayer base and an increase in credit limits for Displayers from $2,000 in 1998 to $4,000 in 1999; an increase in inventories of $12.5 million over 1998, mainly due to the expansion of the Product line and the growth in the Displayer base. The investment in new Product categories was implemented to broaden market appeal. The rapid growth in the Company's Displayer base of 36.3% during 1999 also necessitated a higher level of inventory to support the growth in the Displayer base.

     Investing activities during 1999 resulted in a net outflow of $6.7 million. Capital expenditures in 1999 totaled $10.5 million compared to $7.9 million in 1998. The increase in capital expenditures in 1999 was primarily due to the Company's 60% share of building costs and equipment purchases for Laredo Candle. Additionally, the minority owner of Laredo Candle invested $0.5 million and $2.2 million in 1998 and 1999. Investment in the Company's new computer system, including Internet capabilities, also was included in 1999. Investing activities were enhanced by payments on notes receivable which increased to $6.5 million during 1999, compared to $2.0 million in 1998, due to early payoff of certain notes. During 1998, the Company sold two aircraft and a building for proceeds of $7.8 million.

     The Company estimates that its capital expenditures for the year ended December 31, 2000 will increase significantly compared to 1999. In February 2000, the Company purchased an undivided 69% interest in a new warehouse and distribution facility for $14.7 million with proceeds received from the sale of substantially all its owned properties and facilities in the Dallas area to Parker in December 1999. The Company will purchase the remaining undivided 31% interest in the new warehouse and distribution facility no later than May 26, 2000, for approximately $6.7 million. Additionally, the Company expects to incur approximately $1.2 million in improvements to construct office space in the warehouse and distribution facility.

     The Company will use an automated order fulfillment system in the new warehouse and distribution facility, which is expected to cost approximately $11.0 million. The Company incurred $1.2 million in costs associated with the automated order fulfillment system in 1999 and entered into a capital lease obligation of $6.2 million for certain automated equipment which will be installed in April 2000. The Company expects to incur the remaining $3.6 million throughout 2000 in order to get the automated order fulfillment system operational.

     The Company intends to increase its investment in its computer system and Internet capabilities from approximately $3.5 million in 1999 to approximately $6.4 million in 2000. The Company's 60% share of capital expenditures for Laredo Candle is expected to decrease from $3.3 million in 1999 to approximately $1.4 million in 2000. A majority of the costs in 1999 are related to building construction and initial equipment purchases. Similarly, Laredo Candle's minority owner will spend less in capital expenditures in 2000. Machinery and equipment purchases and other routine capital expenditures in 2000 for the Company's other manufacturing subsidiaries are expected to be similar to those incurred in 1999.

     Comparatively, the Company generated significantly higher cash flow from investing activities during 1998 than in 1997. Prior to June 4, 1998, the Company liquidated substantially all of its investments held as of December 31, 1997 to meet the cash requirements of the Recapitalization. As a result, proceeds from the sale of investments during 1998 totaled $155.2 million, or $12.8 million more than in 1997. Prior to 1997, the Company did not make any material investments. Purchases of investments totaled $87.5 million during 1998, or $116.8 million less than in 1997.

     The Company's use of cash for financing activities decreased to $30.3 million during 1999 from $191.3 million in 1998. This reduction in the use of cash was due to the Recapitalization. The Company used proceeds of $182.6 million from the contribution of equity by Hicks Muse, $200.0 million from the issuance of the Notes and $300.0 million of borrowings under the Senior Credit Facility, together with proceeds from the sale of investments as described above, to pay $827.6 million for the redemption of common stock and to pay $24.3 million in fees and expenses associated with the Recapitalization. Prior to the Recapitalization, the Company's primary financing activity was the payment of dividends. Dividends paid during 1998 decreased to $9.6 million from $22.2 million in 1997. Since the terms of the Notes and the Senior Credit Facility restrict the Company's ability to pay dividends, the Company did not pay dividends in 1999 and does not anticipate the payment of dividends in the foreseeable future.

     Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998, and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $40.0 million of Revolving Loans, which mature on June 30, 2004. The Revolving Loans remained undrawn as of December 31, 1999.

     The Company paid a total of $73.4 million in debt service for 1999, consisting of principal payments under the Senior Credit Facility of $25.0 million, a mandatory prepayment of $7.7 million under the Senior Credit Facility, interest under the Senior Credit Facility of approximately $20.4 million and interest of $20.3 million on the Notes. The Company anticipates that its debt service requirements will total $68.3 million in 2000, consisting of principal payments due under the Senior Credit Facility of $27.2 million, interest due under the Senior Credit Facility of $20.8 million and interest of $20.3 million due on the Notes. A one percentage point change in interest rates would change interest expense by $1.8 million.

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. The Company prepaid $7.7 million on the term loans as of March 31, 1999. The Company is not required to make a mandatory prepayment on March 31, 2000. The Revolving Loans remained undrawn as of December 31, 1999. However, as a result of the timing and the magnitude of working capital requirements and capital expenditures, the Company may have to utilize the Revolving Loans at varying times during 2000, primarily to meet working capital needs and to make capital expenditures. The Company anticipates that use of the Revolving Loans, if any, will be on a short-term basis, and borrowings thereunder will be repaid by the end of 2000.

     Current maturities of long-term debt and capital-lease obligations as of December 31, 1999 are as follows (in thousands):

                                    TRANCHE A   TRANCHE B   CAPITAL
                                      LOAN        LOAN       LEASE     NOTES      TOTAL
                                    ---------   ---------   -------   --------   --------
2000..............................  $ 26,554     $   625    $  129    $     --   $ 27,308
2001..............................    31,554         625       151          --     32,330
2002..............................    36,554         625       162          --     37,341
2003..............................    41,554         625       174          --     42,353
2004..............................    22,025      22,625       188          --     44,838
Thereafter........................        --      70,939       437     200,000    271,376
                                    --------     -------    ------    --------   --------
                                    $158,241     $96,064    $1,241    $200,000   $455,546
                                    ========     =======    ======    ========   ========

     Interest Rate Swap Agreements. The Company has entered into several interest rate swap agreements to limit the effect of changes in interest rates on the Senior Credit Facility. The swaps provide the Company with fixed interest rates on the related notional amounts. See "-- Market-Sensitive Instruments and Risk Management."

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

     New Warehouse and Distribution Facility. The Company is currently operating in and from several separate warehouse and distribution facilities. On July 19, 1999, the Company entered into a contract with Argent to construct a new 660,000 square-foot warehouse and distribution facility in Carrollton, Texas for approximately $19.4 million. The contract has been amended to provide that Argent will complete $2.0 million of customized improvements to the facility, thereby increasing the total purchase price to approximately $21.4 million. The "shell" facility is substantially complete and Argent is nearing completion of the interior improvements to the warehouse portion of the facility. The Company expects to incur an additional $1.2 million in office improvements to the facility.

     On December 1, 1999, the Company sold substantially all of its owned properties and facilities in the Dallas area, including all of its warehouse and distribution facilities and its corporate headquarters, to Parker for approximately $14.7 million. As described below, the Company's use of proceeds is restricted to an investment in like-kind property. Accordingly, the proceeds have been classified as restricted cash in the accompanying consolidated balance sheet as of December 31, 1999. On February 23, 2000, the Company used the $14.7 million in net proceeds from this sale to purchase an undivided 69% interest in the new warehouse and distribution facility from Argent. The remaining undivided 31% interest in the new facility will be purchased by the Company for approximately $6.7 million. On March 13, 2000, the Board approved the sale of the Homco manufacturing and warehouse facility to Donald J. Carter, Jr. for approximately $3.7 million. The Company expects to use the $3.7 million in proceeds from this sale to purchase a portion of the remaining undivided interest in the new warehouse and distribution facility. The Company has agreed to complete the purchase no later than May 26, 2000. See "Item 13. Certain Relationships and Related Transactions."

     The new warehouse and distribution facility will allow the Company to consolidate its current warehouse and distribution operations from several smaller facilities into a single larger facility. Among other things, the Company anticipates that it will benefit from reduced labor and inventory costs and property tax savings. Additionally, the new facility will allow the Company to use an automated order fulfillment system, which the Company expects will result in significant labor savings. The automated order fulfillment system will include a new conveyor system, special racks and storage bins, and a warehouse management software system. The Company has selected a vendor to provide the warehouse management system, installation and ongoing support. The Company expects that its automation related costs will be approximately $11.0 million. The Company incurred approximately $1.2 million in automation related costs in late 1999, and the remainder will be incurred throughout 2000 as the Company transitions from its current warehouse and distribution facilities to its new facility. The Company expects to continue to use its current distribution system throughout the implementation of the automated order fulfillment system and while it is consolidating its warehouse and distribution centers.

     In December 1999, the Company entered into a capital lease obligation with Bank One Leasing for certain equipment associated with the automated order fulfillment system to be used in the new warehouse and distribution facility. Construction of the automated order fulfillment system is in process and should be completed by April 2000. The initial term of the lease is 7 years. Interest is imputed at approximately 7.06%. Total costs of the equipment are approximately $6.2 million. Total annual payments equal $1.4 million, which are payable in monthly installments. The amounts are funded by the lessor as the equipment is purchased. As of December 31, 1999, no funding had occurred under this capital lease obligation.

     On December 1, 1999, the Company entered into lease agreements to lease back the properties and facilities sold to Parker until the Company's new warehouse and distribution facility is ready for partial occupancy, which is expected to be in May 2000. The lease terms vary in length based on a predetermined schedule of facility closings between April 2000 and August 2000, with month to month extensions available for certain properties through December 2000.

     The Company expects that the sale of its current facilities and properties in exchange for the purchase of an undivided 69% interest in the new warehouse and distribution facility will qualify as a non taxable Section 1031 like-kind exchange under the United States Internal Revenue Code of 1986, as amended (the "IRC"). The Company recorded a pre-tax gain of approximately $10.6 million on the sale of its properties and facilities for financial reporting purposes in 1999. Additionally, the Company expects that the sale of its Homco facility in exchange for the purchase of a portion of the remaining undivided 31% interest in the new warehouse and distribution facility will qualify as a non taxable
Section 1031 like-kind exchange under the IRC. Accordingly, the Company expects to record a pre-tax gain of approximately $3.0 million in the first quarter of 2000 associated with the sale of its Homco manufacturing and warehousing facility for financial reporting purposes. See Item 13, "Certain Relationships and Related Transactions."

     The transactions described above required the consent of the Company's senior lenders, which the Company obtained in November 1999. Additionally, the Senior Credit Facility was amended to exclude these transactions from certain debt covenant requirements.

     Corporate Headquarters Facility. On January 3, 2000, the Company entered into a ten-year lease with Granite for a new corporate headquarters location in Dallas, Texas. The Company's offices occupy approximately 75,000 square feet of office space at an annual rent of approximately $1.6 million. Tenant improvements to customize the space totaled approximately $2.9 million, of which approximately $2.0 million was borne by the landlord as improvement allowances. Additionally, on December 30, 1999, the Company entered into a $1.2 million capital-lease obligation for certain furniture and fixtures to be used in the new corporate headquarters.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate risks on changes in interest rates, the Company uses derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's international operations are not significant, and as a result, changes in foreign currency exchange rates do not have a material effect on the Company.

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

     In late 1999, the Company entered into three separate six-month interest rate swap agreements to limit the effect of changes in interest rates on long-term borrowings. Under each swap agreement, the Company pays interest at a fixed rate on the notional amount and receives interest thereon at three-month LIBOR on a quarterly basis. The lenders have the option at the end of the term of each swap agreement to extend each agreement for an additional six-month period.

     The knockout and option provisions are separately adjusted to market on a quarterly basis. The total adjustment was income of approximately $159,000 in 1998 and a loss of approximately $816,000 in 1999, which is included in other income. The level of variable-rate debt, after the effect of the swap has been considered, is approximately 44% and 39% of the total interest-bearing debt outstanding at December 31, 1998 and 1999. During 1999, the average rate received on the notional amount of the swaps was 5.29% and the average rate paid was 5.57%. During 1998, the average rate received on the notional amount of the swap was 5.64% and the average rate paid was 5.50%.

The following table summarizes the terms of the interest rate swap agreements as of December 31, 1999 (dollars in thousands):

EFFECTIVE DATE   MATURITY DATE   NOTIONAL AMOUNT   FIXED RATE
--------------   -------------   ---------------   ----------
   07/01/98        12/31/00          $75,000          5.50%
   09/30/99        03/30/00           70,000          5.80%
   11/30/99        05/30/00           50,000          5.80%
   12/03/99        06/06/00           15,000          5.90%

     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates. The table also presents the notional amount of the swaps and option provisions and their expected future interest rates and strike prices. The notional amount is used to calculate the contractual payments to be exchanged. The interest rates are weighted between the Tranche A and Tranche B loans based on debt outstanding and are estimated based on implied forward rates using a yield curve as of December 31, 1999.

                                                        EXPECTED MATURITY DATE
                                     -------------------------------------------------------------                FAIR
                                       2000      2001      2002      2003      2004     THEREAFTER    TOTAL     VALUE(1)
                                     --------   -------   -------   -------   -------   ----------   --------   --------
                                                                       (IN THOUSANDS)
LIABILITIES
Variable-rate debt.................  $ 27,179   $32,179   $37,179   $42,179   $44,650    $70,939     $254,305   $254,305
Average interest rate..............      8.71%     9.03%     9.20%     9.36%     9.50%      9.42%          --         --
INTEREST RATE DERIVATIVES:
Interest rate swap:
  Notional Amount..................        --   $75,000        --        --        --         --     $ 75,000   $  1,556
  Average pay rate.................      5.50%     5.50%       --        --        --         --           --         --
  Average receive rate.............      6.50%     6.79%       --        --        --         --           --         --
Interest rate knockout provision:
  Contract amount..................        --   $75,000        --        --        --         --     $ 75,000   $ (1,416)
  Weighted average strike price....      6.44%     6.44%       --        --        --         --           --         --
Interest rate swaps:
  Notional Amount..................  $135,000        --        --        --        --         --     $135,000   $    138
  Average pay rate.................      5.81%       --        --        --        --         --           --         --
  Average receive rate.............      6.06%       --        --        --        --         --           --         --
Interest rate option provision (2):
  Contract amount..................  $135,000        --        --        --        --         --     $135,000   $    (18)

---------------

(1) The combined fair value of the interest rate swap and the related knockout and option provision represents the estimated amount the Company would receive to terminate the swap.

(2) The lenders have the option at the end of the term of each swap agreement to extend each agreement for an additional six-month period.

     The Company sells its products in Mexico, and as a result, is subject to market risk exposure of foreign currency devaluation. Because the Company's international operations are not significant, any decrease in value of the peso would not have a material adverse effect on the Company's results of operations or liquidity.

INFLATION

     Although the Company's operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company's operations in 1997, 1998 or 1999.

ENVIRONMENTAL ISSUES

     In 1989, DWC was named as a potentially responsible party ("PRP") based on allegedly having sent 2,640 gallons of waste to the Chemical Recycling, Inc. facility in Wylie, Texas. The Company believes that DWC's share of the total cleanup costs based on a volumetric allocation would be less than one percent. In the future, DWC and the other PRPs, who are jointly and severally liable, may incur additional costs related to the cleanup of hazardous substances at the facility. DWC did not incur any cleanup related costs during 1997, 1998 or 1999. Because the site has been dormant for several years, the Company does not believe it is probable that any additional costs will be incurred and, accordingly, has not established any accruals for future cleanup costs at this site.

     In 1997, Homco was named as a PRP based on allegedly having transported hazardous substances to the Materials Recovery Enterprises, Inc. facility near Ovalo, Texas in Taylor County, Texas. In 1998, Homco paid an assessment of approximately $1,000 for liability at the facility. By agreement, Kraft Foods, Inc., a partial indemnitor to Homco, paid Homco 96.5% of this past assessment, assumed the future administration of the matter, including payment of any future costs, and may, upon demand, request reimbursement from Homco for 3.5% of future costs. Although Homco remains jointly and severally liable for the remediation of the Site, the probability that Homco will be required to pay more than a de minimis amount is remote.

     On February 9, 1999, the EPA conducted an inspection at GIA to determine compliance with the toxic chemical release reporting requirements for 1997 pursuant to the Emergency Planning and Community Right To Know Act of 1986,
Section 313. Calculation errors in the Form R Report were noted during the inspection. The EPA assessed GIA with an administrative penalty of $21,000 on September 21, 1999. GIA's consultant assumed responsibility for these mistakes and paid the fine, following a negotiated reduction thereof to $14,000. The Consent Order and Agreement was executed in early March 2000.

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

YEAR 2000 ISSUES

     As a result of certain computer programs being written using two digits rather than four digits to define the applicable year, any of the Company's computer programs that had date sensitive software could have recognized a date using "00" as the Year 1900 rather than the Year 2000 (the "Year 2000 Issue"). This could have resulted in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Year 2000 testing and remediation of other aspects of the Company's infrastructure, including the Company's subsidiaries, is complete. Because the Company implemented a new and significantly more sophisticated computer system in January 1999, which replaced substantially all of the hardware and software previously in use at the Company, the Company believes its systems and related software are Year 2000 compliant. The Company did not experience any disruption of operations as a result of the Year 2000 Issue and does not expect in the future to experience any disruption of operations as a result of the Year 2000 Issue.

     Costs associated with the new computer system through December 31, 1999 totaled approximately $6.0 million. Additional costs associated with remediating the Year 2000 Issue have been expensed as incurred and are not material.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board voted to delay the effective date for implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the effect the new standard will have on its financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and financial statement schedule of the Company and its subsidiaries required by this Item 8 are listed in Part IV,
Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information as of March 13, 2000 with respect to those individuals who are serving as members of the Board or as executive officers of the Company.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Donald J. Carter, Jr. ....................  39    Chairman of the Board and Chief Executive
                                                    Officer
Barbara J. Hammond........................  69    Director and Vice Chairman
Christina L. Carter Urschel...............  36    Director and President
Kenneth J. Cichocki.......................  46    Vice President of Finance and Chief
                                                  Financial Officer
Leonard A. Robertson......................  54    Chief Administrative Officer
James W. Livingston.......................  52    Vice President of Operations
Bettina S. Simon..........................  50    Vice President, General Counsel and
                                                  Secretary
Eugenia B. Price..........................  34    Vice President of Marketing and
                                                  International
Thomas O. Hicks...........................  54    Director
Jack D. Furst.............................  41    Director
Lawrence D. Stuart, Jr. ..................  54    Director
Joseph Colonnetta.........................  39    Director
Sheldon I. Stein..........................  46    Director
Robert H. Dedman, Jr. ....................  42    Director
Gretchen M. Williams......................  43    Director

     Set forth below is a description of the backgrounds of those persons who are serving as members of the Board and as executive officers of the Company. All of the Company's officers are appointed by the Board and serve at its discretion.

     Donald J. Carter, Jr. has served as Chief Executive Officer of the Company since October 1997 and in June 1998 became Chairman of the Board following the Recapitalization. Mr. Carter provides leadership in sales, marketing and operational areas of the Company. Since he joined the Company in 1984, Mr. Carter has also served the Company in various executive capacities, including as Executive Vice President of Sales from 1994 to 1997. Mr. Carter is the son of Donald J. Carter and the brother of Christina L. Carter Urschel.

     Barbara J. Hammond has served as Vice Chairman of the Company since February 2000, and is responsible for training and motivation of Directors. Ms. Hammond served as President of the Company from 1995 to January 2000. Ms. Hammond has served the Company in various executive capacities from 1986 to

1995, including as National Sales Manager and Executive Vice President of Sales. Ms. Hammond originally joined the Company as a Displayer in 1960, when she was personally trained by Mary C. Crowley, and rose to become one of the Company's top Displayers and Directors.

     Christina L. Carter Urschel has served the Company as President since February 2000, and is responsible for all domestic sales, development of incentive programs, training and motivation of the Displayers and Directors. Ms. Urschel served as Executive Vice President of the Company from 1997 to January 2000, and as Vice President from 1994 to 1997. Ms. Urschel joined the Company in 1987 and, since that time, has undertaken various sales and marketing responsibilities. Ms. Urschel is the daughter of Donald J. Carter and the sister of Donald J. Carter, Jr.

     Kenneth J. Cichocki has served the Company as Vice President of Finance and Chief Financial Officer since November 1999. From 1993 to October 1999, Mr. Cichocki served as a consultant for the RMP Group, a corporate consulting firm that provided financial and management consulting services. From 1980 to 1992, Mr. Cichocki served Guinness PLC in various capacities, including Chief Financial Officer of one of its divisions. Prior to joining Guinness, Mr. Cichocki served Pricewaterhouse LLP from 1975 to 1980 as a Senior Accountant. Mr. Cichocki is a Certified Public Accountant.

     Leonard A. Robertson has served as Chief Administrative Officer of the Company since November 1999. From 1995 to October 1999, Mr. Robertson served the Company as Chief Financial Officer. Before joining the Company, Mr. Robertson held various positions, most recently as partner, with Judd, Thomas, Smith & Company, P.C., an independent public accounting firm that provides accounting, auditing and tax services to the Company. Mr. Robertson is a Certified Public Accountant.

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

     Bettina S. Simon has served as the Vice President, General Counsel, and Secretary of the Company since July 1998. Before joining the Company, from 1984 through 1996, Ms. Simon was the Associate General Counsel and Assistant Secretary of Zale Corporation and was a partner at Simon & Simon from 1996 through July 1998.

     Eugenia B. Price has served as Vice President of Marketing and International since August 1999. From January 1999 to July 1999, Ms. Price served the Company as Vice President of Strategic Planning and New Market Development. Prior to joining the Company, Ms. Price was a Regional Director of International Marketing at Mary Kay, Inc. from 1991 to 1998, where she worked on strategic planning and new market development for Europe and Latin America.

     Thomas O. Hicks has been a Director of the Company since June 1998. Mr. Hicks is Chairman of the Board and Chief Executive Officer of Hicks, Muse, Tate & Furst Incorporated. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks serves as a Director, Chairman and Chief Executive Officer of AMFM Inc. and as a Director of Viasystems Group, Inc., International Home Foods, Inc., Sybron International Corporation, LIN Holdings Corp., LIN Television Corporation, Regal Cinemas, Inc., Triton Energy Limited, Mumm Perrier-Jouet, Teligent, Inc. and Cooperative Computing, Inc.

     Jack D. Furst has been a Director of the Company since June 1998. Mr. Furst is a Partner of Hicks, Muse, Tate & Furst Incorporated. Mr. Furst has approximately 20 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of the Hicks, Muse, Tate & Furst Incorporated business and has been actively involved in originating, structuring and monitoring its investments. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas-based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in

New York. Before joining First Boston, Mr. Furst was a financial consultant at Pricewaterhouse, LLP. Mr. Furst serves on the Board of Directors of Viasystems Group, Inc., American Tower Corporation, Triton Energy Limited, Hedstrom Holdings, Inc., International Wire Holding Company, Cooperative Computing, Inc., LLS Corp. and Globix Corporation.

     Joseph Colonnetta has been a Director of the Company since August 1999. Mr. Colonnetta has served as a Principal of Hicks, Muse, Tate & Furst Incorporated since January 1999. From 1995 to 1998, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks, Muse, Tate & Furst Incorporated. From 1994 to 1995, Mr. Colonnetta was an Operating Partner and Chief Executive Officer of Triangle FoodService and StarMark Foods. From 1989 to 1994, Mr. Colonnetta was the Chief Financial Officer of TRC, a company specializing in repositioning and growing food-related companies. Mr. Colonnetta is also a Director of Cooperative Computing, Inc., Regal Cinemas, Inc. and The Grand Union Company.

     Lawrence D. Stuart, Jr. became a Director of the Company in June 1998. Mr. Stuart has been a Partner of Hicks, Muse, Tate & Furst Incorporated since 1995. At Hicks, Muse, Tate & Furst Incorporated, Mr. Stuart coordinates all aspects of negotiating and closing the firm's leveraged acquisition transactions and managing the firm's relationships with professional service firms. Prior to joining Hicks, Muse, Tate & Furst Incorporated Mr. Stuart had served for over 20 years as the principal outside legal counsel for the investment firms and portfolio companies led by Thomas O. Hicks. From 1989 to 1995, Mr. Stuart was the Managing Partner of the Dallas office of Weil, Gotshal & Manges L.L.P. Prior thereto, he was a Partner at Johnson & Gibbs, where he was employed from 1973 to 1989. Prior to joining Johnson & Gibbs, he was employed at Rain, Harrell, Emery, Young & Doke. Mr. Stuart serves on the Board of Directors of AMFM Inc.

     Sheldon I. Stein became a Director in July 1998. Mr. Stein is a Senior Managing Director and oversees United States Regional Investment Banking for Bear Stearns. Prior to joining Bear Stearns in 1986, Mr. Stein was a partner in the Dallas law firm of Hughes & Luce, where he specialized in corporate finance and mergers and acquisitions. Mr. Stein serves on the Boards of Directors of several public companies including Fresh America Corp., The Men's Wearhouse, Inc., Precept Business Services, Inc. and Tandycrafts, Inc. He is a member of the Board of Trustees of the Greenhill School and is a Trustee of Brandeis University.

     Robert H. Dedman, Jr. became a Director of the Company in May 1999. Mr. Dedman is President and Chief Executive Officer of ClubCorp, Inc. and Chairman of ClubCorp USA, Inc. Mr. Dedman was Director of Corporate Planning for ClubCorp from 1980 to 1984 and then served as an associate at Salomon Brothers Inc. specializing in mergers and acquisitions. In 1987 he returned to ClubCorp as CFO and was named President and Chief Operating Officer in January 1989. Mr. Dedman serves on the Board of Directors of ClubCorp, PGA European Tour Courses PLC, Clublink Corporation, National Golf Foundation, Texas Research League, Southern Methodist University Alumni Center Planning Committee, and University of Texas at Austin Development Board.

     Gretchen M. Williams became a Director of the Company in December 1998. Ms. Williams is Co-Chairman of the Board and Co-Chief Executive Officer of Minyard Food Stores, Inc., its divisions Sack 'N Save and Carnival Food Stores and its subsidiary, Minyard Properties. She has been employed by Minyard Food Stores, Inc. since 1978. Ms. Williams also serves as a Director of Chase Bank of Texas N.A.

     The Hicks Muse Shareholders and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the "Carter Shareholders") entered into a Shareholders Agreement (the "Shareholder Agreement") upon consummation of the Recapitalization, which provides that the Board will consist of eleven members. The Shareholders Agreement generally provides that Hicks Muse may designate six Directors. Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel, as designees (the "Carter Designees") of the Carter Shareholders may designate three Directors and Hicks Muse and the Carter Designees mutually may designate two independent Directors. Thomas O. Hicks, Jack D. Furst, Lawrence D. Stuart, Jr., Joseph Colonnetta and Sheldon I. Stein are designated as Directors by Hicks Muse. Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel are designated as Directors by the Carter Designees. Hicks Muse and the Carter Designees mutually designated Robert H. Dedman, Jr. and Gretchen M. Williams as independent Directors of the Company. As of March 13, 2000, Hicks Muse is still entitled to designate one additional Director.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid during each of the three years in the period ended December 31, 1999, to the Chief Executive Officer and the other four most highly compensated executive officers who were serving as executive officers at December 31, 1999.

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                      ------------
                                                            ANNUAL COMPENSATION        SECURITIES
                                                        ---------------------------    UNDERLYING
NAME AND PRINCIPAL POSITION                             YEAR   SALARY($)   BONUS($)   OPTIONS/SARS
---------------------------                             ----   ---------   --------   ------------
Donald J. Carter, Jr. ................................  1999    500,324         --           --
  Chairman of the Board and                             1998    371,787    262,500      338,481
  Chief Executive Officer                               1997    192,288    190,500           --
Barbara J. Hammond....................................  1999    475,519         --           --
  Vice Chairman and Director                            1998    443,753    249,375           --
                                                        1997    400,008    190,500           --
Christina L. Carter Urschel...........................  1999    400,267         --           --
  President and Director                                1998    313,453    210,000      338,481
                                                        1997    192,288    190,500           --
Leonard A. Robertson..................................  1999    194,610         --        4,688
  Chief Administrative Officer                          1998    180,000     48,600       11,080
                                                        1997    180,000     15,000           --
James W. Livingston...................................  1999    198,617         --           --
  Vice President of Operations                          1998    157,083     43,200       11,080
                                                        1997     51,683     10,417           --

SUMMARY OF OPTION GRANTS

     The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the 1999 fiscal year:

                                 NUMBER OF     PERCENT OF
                                SECURITIES    TOTAL OPTIONS
                                UNDERLYING     GRANTED TO                                   GRANT DATE
                                  OPTIONS     EMPLOYEES IN    EXERCISE PRICE   EXPIRATION    PRESENT
NAME                            GRANTED (#)    FISCAL YEAR    PER SHARE ($)       DATE      VALUE $(1)
----                            -----------   -------------   --------------   ----------   ----------
Donald J. Carter, Jr. ........        --            --                --              --         --
Barbara J. Hammond............        --            --                --              --         --
Christina L. Carter Urschel...        --            --                --              --         --
Leonard A. Robertson..........     4,688          11.1%           $21.33        11/22/09      $5.97
James W. Livingston...........        --            --                --              --         --

---------------

(1) The grant date present value was determined using the Minimum Value method of option pricing with the following assumptions: dividend yield of zero, risk-free interest rate of 5.63% and expected term of six years.

COMPENSATION OF DIRECTORS

     Persons serving as independent Directors on the Board are paid $2,500 per meeting. As the only independent Directors serving on the Board in 1998, Sheldon
I. Stein and Gretchen M. Williams each received $2,500 for their attendance at the December 1998 meeting. Effective May 10, 1999, Robert H. Dedman, Jr. was appointed to serve as an Independent Director of the Board.

     During 1999, Board fees were paid to certain outside Directors in the amount of $32,500 as follows: Mr. Stein received $15,000, Ms. Williams received $12,500, and Mr. Dedman received $5,000.

     In addition, the initial independent Directors of the Company were given the right to purchase up to $100,000 of common stock and were granted stock options to purchase up to $100,000 of common stock based on the amount of their common-stock investment. Ms. Williams purchased 2,770 shares of common stock for an aggregate purchase price of $50,000 and was granted options for 2,770 shares of common stock at an exercise price equal to $18.05451. Mr. Stein's purchase of common stock, indirectly through a limited partnership, qualified him to receive options for 5,540 shares at an exercise price of $18.05451. Mr. Dedman purchased 4,688 shares of common stock for an aggregate purchase price of $100,000 and was granted options for 4,688 shares of common stock at an exercise price equal to $21.33. Ms. Williams and Mr. Stein were granted options on December 14, 1998. Mr. Dedman was granted options on May 10, 1999. All such options vest in 20% increments in five equal, consecutive annual installments on each anniversary of the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee is comprised of Donald J. Carter Jr., Christina L. Carter Urschel, Thomas O. Hicks, and Jack D. Furst. All decisions regarding compensation of executive officers are made by the Compensation Committee.

EXECUTIVE EMPLOYMENT AND CONSULTING AGREEMENTS

     On June 4, 1998, following the Recapitalization, the Company entered into Executive Employment Agreements with each of Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel. Pursuant to the terms of the Executive Employment Agreements, Donald J. Carter, Jr. will be employed as Chairman of the Board and Chief Executive Officer of the Company for five years with a base salary of $500,000 and with total annual compensation (including bonuses) ranging from $500,000 to $1,125,000; Barbara J. Hammond will be employed as President of the Company for two years with a base salary of $475,000 and with total annual compensation (including bonuses) that ranges from $475,000 to $1,068,750; and Christina L. Carter Urschel will be employed as Executive Vice President of the Company until the retirement of Barbara J. Hammond (and as President thereafter) for five years with a base salary of $400,000 ($475,000 as President thereafter) and with total annual compensation (including bonuses) that ranges from $400,000 to $900,000 ($475,000 to $1,068,750 at such time as
Mrs. Carter Urschel becomes President). The Executive Employment Agreements with Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel each provide for lump sum severance payments in the event such individuals are terminated by the Company without Cause (as defined in such Executive Employment Agreements) or such individuals terminate their employment for Good Reason (as defined in such Executive Employment Agreements). Subject to certain exceptions, the amount of such lump sum severance payments equals (i) five times the applicable executive's base salary if such executive is terminated within one year after the Recapitalization or (ii) the greater of (a) the aggregate base salary payable to the executive from the date of termination through the expiration of the remainder of the term of the Executive Employment Agreement and (b) three times the total base salary and annual bonus, if any, received by the executive in the fiscal year preceding the fiscal year in which such executive was terminated. In addition, each executive has agreed pursuant to his or her

Executive Employment Agreement not to compete with the Company during his or her employment and for a period of three years after termination of such executive's employment for any reason.

     On November 1, 1999, the Company entered into an Employment Agreement with Kenneth J. Cichocki. Mr. Cichocki is employed as Vice President of Finance and Chief Financial Officer of the Company for one year with a base salary of $250,000 and with total annual compensation (including bonuses) that ranges from $250,000 to $350,000. Mr. Cichocki's Employment Agreement may be extended for successive one-year periods.

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

     Pursuant to the Merger Agreement and the applicable Executive Employment Agreements, immediately after the consummation of the Recapitalization in June 1998, options for 338,481 shares were granted to each of Donald J. Carter, Jr. and Christina L. Carter Urschel at an exercise price equal to $18.05451. The options vest in 20% increments in five equal, consecutive annual installments on each anniversary of the grant. Additionally, in July 1998, options for 11,080 shares were granted to each of Leonard A. Robertson, James W. Livingston and Bettina S. Simon, executive officers of the Company, at the same exercise price and with substantially similar terms. On March 15, 1999, Eugenia B. Price was granted options totaling 9,376 shares at an exercise price of $21.33 per share. On November 1, 1999, Kenneth J. Cichocki was granted options totaling 9,376 shares at an exercise price of $21.33 per share. On November 22, 1999, Leonard
A. Robertson was granted additional options for 4,688 shares of common stock at an exercise price of $21.33 per share. Each of these options were granted with substantially similar terms, as had been granted to other executive officers of the Company. As of December 31, 1999, options for 984,432 shares of common stock at an exercise price of $18.05451 and options for 42,192 shares of common stock at an exercise price of $21.33 had been granted under the 1998 Stock Option Plan for Key Employees. In 1999, options for 14,404 shares of common stock were forfeited and options for 1,108 shares of common stock were exercised at an exercise price of $18.05451. As of December 31, 1999, options for 336,164 shares of common stock were available for grant under the Stock Option Plan for Key Employees.

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

PURCHASE OPTION

     Except in the case of options held by Donald J. Carter, Jr. and Christina
L. Carter Urschel, until such time as the Company has consummated an underwritten public offering with the result that the ownership of the then outstanding shares of common stock held by the Hicks Muse Shareholders (as defined) is less than 10% of the fully diluted common stock, the Company shall have the right, but not the obligation, to purchase an optionee's options or any shares of common stock acquired pursuant to the exercise of his or her options in the event of an optionee's termination of employment or the occurrence of a Change of Control. "Change of Control" shall mean, generally, (a) any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company to an unaffiliated person or entity or (b) a majority of the Board shall consist of individuals other than those nominated by the majority of the Directors then serving on the Board or affiliates of the Hicks Muse Shareholders. If the Company exercises its right to purchase any optionee's options or shares of common stock, the purchase price shall be equal to the fair market value (as defined in the 1998 Stock Option Plan for Key Employees).

STOCK OPTION TRUST

     Effective on June 4, 1998, the Company adopted the Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Unit Directors, Branch Directors, and certain other independent contractors (the "1998 Independent Contractor Stock Option Plan"). This Plan was put in place in order to afford certain Unit Directors, Branch Directors and other independent contractors an opportunity to acquire a proprietary interest in the Company. Options for a total of 338,481 shares of common stock were available for grant under the 1998 Independent Contractor Stock Option Plan. As of December 31, 1999, options for 275,330 shares of common stock at an exercise price of $18.05451, and options for 22,230 shares of common stock at an exercise price of $21.33 had been granted to a trustee (the "Trust Options"), to be held in trust (the "Stock Option Trust") for the benefit of such Unit Directors, Branch Directors and other independent contractors. As of December 31, 1999, options for 40,913 shares of common stock were available for grant under the Stock Option Trust. Under the terms of the Stock Option Trust, the Trust Options vest in five equal annual installments from the date of grant or, if earlier, upon the consummation of an underwritten initial public offering of common stock satisfying certain requirements. The Trust Options expire on the tenth anniversary of the date of grant. The Trust Options are not exercisable until the first to occur of the 90th day following the consummation of an underwritten initial public offering of common stock satisfying certain requirements and the eighth anniversary of the consummation of the Recapitalization. At such time as the Trust Options become exercisable, the trust created under the Stock Option Trust will be liquidated and the Trust Options will be distributed to the respective beneficiaries. Under certain circumstances, the Company shall have the right to purchase the Trust Options, or the shares of common stock issuable upon exercise thereof, for the difference between the fair market value of the common stock underlying such Trust Options and the option exercise price thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 13, 2000, certain information regarding the beneficial ownership of the common stock by (i) each person who owns beneficially more than 5% of the issued and outstanding shares of common stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in "Item 11. Executive Compensation" and (iv) all Directors and executive officers of the Company as a group. The Company believes that each such holder has sole voting and dispositive power over the shares of common stock held, except as otherwise indicated.

                                                               BENEFICIAL OWNERSHIP OF
                                                                    COMMON STOCK
                                                               -----------------------
                                                               AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL   PERCENTAGE
                                                               OWNERSHIP     OF CLASS
                                                               ----------   ----------
5% SHAREHOLDERS
Donald J. Carter............................................      942,151(1)     6.2%
  8024 FM 428
  Denton, Texas 76028
Hicks Muse Shareholders.....................................   10,111,436(2)    66.3%
  c/o Hicks, Muse, Tate & Furst Incorporated
  100 Crescent Court, Suite 1600
  Dallas, Texas 75201
DIRECTORS AND EXECUTIVE OFFICERS
Donald J. Carter, Jr. ......................................      666,253(3)     4.4%
Barbara J. Hammond..........................................      535,714(4)     3.5%
Christina L. Carter Urschel.................................      665,894(5)     4.4%
Thomas O. Hicks.............................................   10,111,436(2)    66.3%
Kenneth J. Cichocki.........................................           --        --
Leonard A. Robertson........................................      280,860(6)     1.8%
James W. Livingston.........................................        3,716(7)      *
Bettina S. Simon............................................        2,216(7)      *
Eugenia B. Price............................................        1,875(8)      *
Jack D. Furst...............................................           --(9)     --
Joseph Colonnetta...........................................           --        --
Sheldon I. Stein............................................        1,108(10)     *
Lawrence D. Stuart, Jr. ....................................           --(9)     --
Gretchen M. Williams........................................        3,324(11)     *
Robert H. Dedman, Jr. ......................................          937(12)     *
All Directors and executive officers as a group (15            12,273,333       80.5%
  persons)..................................................

---------------

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

 (3) Includes 235 shares held by Penni W. Carter, Donald J. Carter, Jr.'s wife, and a total of 422 shares held by Donald J. Carter, Jr. as custodian for his three children. Donald J. Carter, Jr. disclaims beneficial ownership of all shares held by Penni W. Carter. Also includes 67,696 shares of common stock subject to presently exercisable options.

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

 (5) Includes 174 shares held by Harold Clifton Urschel, III, Christina L. Carter Urschel's husband, and 124 shares held by Christina L. Carter Urschel as custodian for her child. Christina L. Carter Urschel disclaims beneficial ownership of all shares held by Harold Clifton Urschel, III. Also includes 67,696 shares of common stock subject to presently exercisable options.

 (6) Includes 277,144 shares held in the name of David and Mary Crowley Family Partnership, Ltd. Leonard A. Robertson is one of three Directors of David and Mary Crowley Corporation, a Texas corporation, that is the sole general partner of David and Mary Crowley Family Partnership, Ltd., and therefore may be deemed to share voting and dispositive power with the other Directors. Leonard A. Robertson disclaims beneficial ownership of all shares held in the name of David and Mary Crowley Family Partnership, Ltd. Also includes 2,216 shares of common stock subject to presently exercisable options.

 (7) Includes 2,216 shares of common stock subject to presently exercisable options.

 (8) Includes 1,875 shares of common stock subject to presently exercisable options.

 (9) Each of Messrs. Furst and Stuart hold indirect minority limited partnership interests in HIEP. Each of Messrs. Furst and Stuart disclaims beneficial ownership of common stock owned of record by HIEP.

(10) Consists of 1,108 shares of common stock subject to presently exercisable options. Mr. Stein also holds a limited partnership interest in HMIP. Mr. Stein disclaims beneficial ownership of common stock owned of record by HMIP.

(11) Includes 554 shares of common stock subject to presently exercisable options.

(12) Includes 937 shares of common stock subject to presently exercisable options.

THE SHAREHOLDERS' AGREEMENT

     The Hicks Muse Shareholders and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the "Carter Shareholders") entered into a Shareholders Agreement (the "Shareholders Agreement") upon the consummation of the Recapitalization, which provides that the Board will consist of eleven members, including six Directors designated by Hicks Muse, three Directors designated by the Carter Designees and two independent Directors mutually designated by the Carter Designees and Hicks Muse. As of the date hereof, the Board consists of eleven members. The number of Directors to be designated by Hicks Muse and the Carter Designees is subject to adjustment based upon the ownership of common stock by the Hicks Muse Shareholders and the Carter Shareholders. See "Item 10. Directors and Executive Officers of the Registrant."

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

     If any Hicks Muse Shareholders desire to transfer shares of common stock representing more than 20% of the shares of common stock then held by the Hicks Muse Shareholders, the Hicks Muse Shareholders must, subject to certain restrictions, offer the Carter Shareholders the opportunity to include in the proposed sale their proportionate share of the Carter Shareholders' common stock. In addition, if through multiple sales of less than 20% of the shares of common stock then held by the Hicks Muse Shareholders, the Hicks Muse Shareholders desire to sell shares that, when aggregated with such prior sales, would result in the Hicks Muse Shareholders holding less than 50% of the shares of common stock held by them immediately after consummation of the Recapitalization, the Carter Shareholders will have the right to sell shares of their common stock in an amount equal to the same percentage of the shares they owned immediately after consummation of the Recapitalization as the percentage, in the aggregate, previously sold by the Hicks Muse Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Set forth below is a description of transactions entered into between the Company and certain of its shareholders or affiliates during 1999.

EXECUTIVE EMPLOYMENT AGREEMENT WITH DONALD J. CARTER

     In connection with the Recapitalization, the Company entered into an Executive Employment Agreement with Donald J. Carter, a shareholder who beneficially owns 6.2% of the outstanding common stock of the Company. Under the terms of his Executive Employment Agreement, Donald J. Carter will remain with the Company as Chairman Emeritus but will not work full-time. Donald J. Carter's Executive Employment Agreement provides for an employment term of five years and annual compensation of $200,000, plus reimbursement for certain business-related aviation expenses, and the use of a Company-owned vehicle. Donald J. Carter's Executive Employment Agreement generally requires the Company to pay Mr. Carter's salary throughout the five-year term unless Mr. Carter voluntarily terminates his employment during such term. Donald J. Carter has agreed, pursuant to his Executive Employment Agreement, not to compete with the Company during his employment and for three years thereafter (or, if earlier, until such time as one of Mr. Carter's direct lineal descendants is no longer the Chief Executive Officer of the Company). In 1999, the Company paid Mr. Carter approximately $201,000 pursuant to the terms and conditions of his Executive Employment Agreement.

CARTER & SONS FREIGHTWAYS, INC.

     Ronald L. Carter, the brother of Donald J. Carter, Jr., Chief Executive Officer, and Christina L. Carter Urschel, President, is President and Chief Executive Officer of Carter & Sons Freightways, Inc. ("Carter & Sons"), a trucking company that handles a small portion of the Company's freight. Ronald
L. Carter and Donald J. Carter own all of the outstanding stock of Carter & Sons. During 1999, the Company paid Carter & Sons approximately $108,000 for its services.

SALE OF HOMCO PROPERTY TO DONALD J. CARTER, JR.

     On March 13, 2000, the Board approved the sale of the Homco manufacturing and warehouse facility in McKinney, Texas to Donald J. Carter, Jr. for approximately $3.7 million. Homco's sale of its McKinney property to Mr. Carter is conditioned on Homco not receiving a better offer from a third party before the consummation of that transaction. If Homco receives a better offer for the property before the closing of that sale, Homco will have the right to accept that offer unless Mr. Carter agrees to purchase the property on the price and terms set forth in that offer. If Mr. Carter declines to purchase the property on those terms, then Mr. Carter's contract will become a "back-up" contract subordinate to the contract that Homco negotiates with the third party.

     The Company expects that the sale of the Homco facility will qualify as a
Section 1031 Tax-Free Exchange under the IRS Code. The Company expects to record a pre-tax gain of approximately $3.0 million on the sale of this property for financial reporting purposes in the first quarter of 2000.

CERTAIN OTHER TRANSACTIONS

     In connection with the Recapitalization, the Company entered into an agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. The Monitoring and Oversight Agreement makes available to the Company and its management on an ongoing basis the resources of Hicks Muse Partners concerning a wide variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. Pursuant to the Monitoring and Oversight Agreement, the Company will pay Hicks Muse Partners a fee, payable quarterly, for monitoring and oversight services to be provided to the Company. The fee will be adjusted, but not below $1.0 million on January 1 of each calendar year to an amount equal to 1.0% of the consolidated annual budgeted earnings of the Company before interest, taxes, depreciation and amortization, but in no event shall such fee exceed $1.5 million annually. The Company paid Hicks Muse Partners $1.2 million for monitoring and oversight services in 1999.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements:

     (1) and (2) Financial Statements and Schedules

          See "Index to Consolidated Financial Statements and Schedules" on page F-1.

     (3) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1             -- Agreement and Plan of Merger, dated April 13, 1998,
                            merging Crowley Investments, Inc. into the Company
                            (incorporated by reference to Exhibit 2.1 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
         2.2             -- Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
         3.1             -- Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
         3.2             -- Bylaws of the Company (incorporated by reference to
                            Exhibit 3.2 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.1             -- Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States
                            Trust Company of New York (incorporated by reference to
                            Exhibit 4.1 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.2             -- Purchase Agreement, dated as of May 28, 1998, among the
                            Company, as issuer, the Guarantors named therein and
                            Bear, Stearns & Co., Inc., Chase Securities, Inc., Morgan
                            Stanley Dean Witter and NationsBanc Montgomery Securities
                            LLC, as initial purchasers (incorporated by reference to
                            Exhibit 4.2 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.3             -- Exchange and Registration Rights Agreement, dated as of
                            June 4, 1998, among the Company, the Guarantors named
                            therein and Bear, Stearns & Co., Inc., Chase Securities,
                            Inc., Morgan Stanley Dean Witter and NationsBanc
                            Montgomery Securities LLC. (incorporated by reference to
                            Exhibit 4.3 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.1             -- Credit Agreement, dated as of June 4, 1998, among the
                            Company, the Lenders from time to time party thereto, The
                            Chase Manhattan Bank, as syndication agent, National
                            Westminster Bank, PLC, as documentation agent, The
                            Prudential Insurance Company of America, as a co-agent,
                            Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                            co-agent, and Nationsbank, N.A., as administrative agent
                            for the Lenders (incorporated by reference to Exhibit
                            10.1 of the Company's Registration Statement on Form S-4,
                            No. 333-62021, filed on November 30, 1998).
        10.1.1           -- First Amendment to Credit Agreement, dated as of December
                            18, 1998, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders (incorporated by
                            reference to Exhibit 10.1.1 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.1.2           -- Second Amendment to Credit Agreement, dated as of March
                            12, 1999, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders (incorporated by
                            reference to Exhibit 10.1.2 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).
        10.1.3*          -- Third Amendment to Credit Agreement, dated as of November
                            19, 1999, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders.
        10.2             -- Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco,
                            Inc., Homco Puerto Rico, Inc., Spring Valley Scents,
                            Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse &
                            Co. Partners, L.P. (incorporated by reference to Exhibit
                            10.2 of the Company's Registration Statement on Form S-4,
                            No. 333-62021, filed on November 30, 1998).
        10.3             -- Monitoring and Oversight Agreement, dated June 4, 1998
                            between the Company, Dallas Woodcraft, Inc., GIA, Inc.,
                            Homco, Inc., Homco Puerto Rico, Inc., Spring Valley
                            Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks,
                            Muse & Co. Partners, L.P. (incorporated by reference to
                            Exhibit 10.3 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.4             -- Consulting Agreement, dated June 4, 1998, between Company and Ronald L. Carter (incorporated by reference to
                            Exhibit 10.4 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.5             -- Home Interiors & Gifts, Inc. 1998 Stock Option Plan for
                            Key Employees, dated June 4, 1998 (incorporated by
                            reference to Exhibit 10.5 of the Company's Annual Report
                            on Form 10-K, No. 333-62021, filed March 16, 1999).
        10.6             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Donald J. Carter (incorporated by
                            reference to Exhibit 10.6 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
        10.7             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Donald J. Carter Jr.
                            (incorporated by reference to Exhibit 10.7 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.8             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Barbara J. Hammond (incorporated
                            by reference to Exhibit 10.8 of the Company's
                            Registration Statement on Form S-4, No. 333-62021, filed
                            on November 30, 1998).
        10.9             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Christina L. Carter Urschel
                            (incorporated by reference to Exhibit 10.9 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.10            -- Home Interiors & Gifts, Inc., 1998 Stock Option Plan for
                            Unit Directors, Branch Directors and Certain Other
                            Independent Contractors (incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.11            -- Home Interiors & Gifts, Inc. 1998 Stock Option Trust,
                            dated June 4, 1998 (incorporated by reference to Exhibit
                            10.11 of the Company's Registration Statement on Form
                            S-4, No. 333-62021, filed on November 30, 1998).
        10.12            -- Agreement, dated February 26, 1997, by and between the
                            Company and Distribution Architects International, Inc.
                            (incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.13            -- ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated
                            by reference to Exhibit 10.13 of the Company's
                            Registration Statement on Form S-4, No. 333-62021, filed
                            on November 30, 1998).
        10.14            -- Shareholders Agreement, as of June 4, 1998 between the
                            Company, Adkins Family Partnership, LTD., M. Douglas
                            Adkins, Estate of Fern Ardinger, Ardinger Family
                            Partnership, LTD., Donald J. Carter, Jr., Linda J.
                            Carter, Ronald Lee Carter, Donald J. Carter, William J.
                            Hendrix, as Independent Special Trustee of the Carter
                            1997 Charitable Remainder Unit Trust, Howard L. Hammond
                            and Barbara J. Hammond, Trustees of the Hammond Family
                            Trust and Christina Carter Urschel (incorporated by
                            reference to Exhibit 10.14 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
        10.15            -- Agreement of Partnership of Laredo Candle Company, dated as of December 14, 1998, between the Company and Miracle
                            Candle Company (incorporated by reference to Exhibit
                            10.15 of the Company's Annual Report on Form 10-K, No.
                            333-62021, filed March 16, 1999).
        10.15.1          -- First Amendment to Agreement of Partnership of Laredo
                            Candle Company, dated as of February 1, 1999, between the
                            Company and Miracle Candle Company (incorporated by
                            reference to Exhibit 10.15.1 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).
        10.16            -- Consulting Services Agreement dated as of June 3, 1999, between the Company and Tompkins Associated Incorporated
                            (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17            -- Real Estate Purchase Contract dated July 19, 1999,
                            between the Company and Parker Equities, Inc.
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17.1          -- First Amendment to Real Estate Purchase Contract dated
                            July 19, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.3 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17.2          -- Second Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.17.3          -- Third Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.2 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.17.4          -- Fourth Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.3 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.18            -- Purchase and Sale Agreement dated July 19, 1999, between
                            Argent Frankford, L.P. and the Company (incorporated by
                            reference to Exhibit 10.4 of the Company's Quarterly
                            Report on Form 10-Q, No. 333-62021, filed on August 13,
                            1999).
        10.18.1          -- First Amendment to Purchase and Sale Agreement dated July
                            23, 1999, between Argent Frankford, L.P. and the Company
                            (incorporated by reference to Exhibit 10.5 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.18.2*         -- Second Amendment to Purchase and Sale Agreement dated
                            October 20, 1999, between Argent Frankford, L.P. and the
                            Company.
        10.18.3*         -- Third Amendment to Purchase and Sale Agreement dated
                            February 9, 2000, between Argent Frankford, L.P. and the
                            Company.
        10.19            -- Employment Agreement dated November 1, 1999, between the
                            Company and Parker Equities, Inc. (incorporated by
                            reference to Exhibit 10.4 of the Company's Quarterly
                            Report on Form 10-Q of the Company, No. 333-62021, filed
                            on November 8, 1999).
        10.20*           -- Professional Services Agreement dated December 1, 1999, between EXE Technologies, Inc. and the Company.
        10.21*           -- Master Software License Agreement dated December 1, 1999, between EXE Technologies, Inc. and the Company.
        10.22*           -- Granite Tower at the Centre Office Lease dated August 17,
                            1999, between 520 Partners, Ltd. and the Company.
        10.23*           -- Proposal Including Sales Agreement No. 56-5879 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company.
        10.24*           -- Proposal Including Sales Agreement No. 56-5898 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company.
        10.25*           -- Proposal Including Sales Agreement No. 56-5738 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company.
        10.26*           -- Form of Purchase and Sale Agreement between Homco, Inc.
                            and Donald J. Carter, Jr.
        21.1*            -- Subsidiaries of the Company.
        27.1*            -- Financial Data Schedule (EDGAR only).

---------------

* Filed herewith.

  (b) Reports on Form 8-K; Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HOME INTERIORS & GIFTS, INC.

                                            By:  /s/ DONALD J. CARTER, JR.
                                               ---------------------------------
                                                    Donald J. Carter, Jr.
                                                  Chairman of the Board and
                                                   Chief Executive Officer
Date: March 13, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
              /s/ DONALD J. CARTER, JR.                Chairman of the Board and Chief  March 13, 2000
-----------------------------------------------------    Executive Officer (principal
                Donald J. Carter, Jr.                    executive officer)

               /s/ BARBARA J. HAMMOND                  Director and Vice Chairman       March 13, 2000
-----------------------------------------------------
                 Barbara J. Hammond

           /s/ CHRISTINA L. CARTER URSCHEL             Director and President           March 13, 2000
-----------------------------------------------------
             Christina L. Carter Urschel

               /s/ KENNETH J. CICHOCKI                 Vice President of Finance and    March 13, 2000
-----------------------------------------------------    Chief Financial Officer
                 Kenneth J. Cichocki                     (principal financial and
                                                         accounting officer)

                 /s/ THOMAS O. HICKS                   Director                         March 13, 2000
-----------------------------------------------------
                   Thomas O. Hicks

                  /s/ JACK D. FURST                    Director                         March 13, 2000
-----------------------------------------------------
                    Jack D. Furst

                /s/ JOSEPH COLONNETTA                  Director                         March 13, 2000
-----------------------------------------------------
                  Joseph Colonnetta

                /s/ SHELDON I. STEIN                   Director                         March 13, 2000
-----------------------------------------------------
                  Sheldon I. Stein

              /s/ GRETCHEN M. WILLIAMS                 Director                         March 13, 2000
-----------------------------------------------------
                Gretchen M. Williams

              /s/ ROBERT H. DEDMAN, JR.                Director                         March 13, 2000
-----------------------------------------------------
                Robert H. Dedman, Jr.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   F-3
Consolidated Statements of Operations and Comprehensive
  Income for the years ended December 31, 1997, 1998 and
  1999......................................................   F-4
Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998 and 1999......   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II Valuation and Qualifying Accounts...............  F-28

                          INDEPENDENT AUDITORS' REPORT

     March 13, 2000

To the Board of Directors and Shareholders of Home Interiors & Gifts, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the consolidated financial position of Home Interiors & Gifts, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             /s/ PricewaterhouseCoopers LLP

Dallas, Texas

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                1998        1999
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  41,024   $  32,406
  Accounts receivable, net..................................      7,975      13,885
  Inventories, net..........................................     31,010      42,716
  Deferred income tax benefit...............................      2,164       3,922
  Other current assets......................................      1,040       4,736
                                                              ---------   ---------
          Total current assets..............................     83,213      97,665
Property, plant and equipment, net..........................     21,774      30,473
Restricted cash.............................................         --      14,590
Investments.................................................      1,667       1,668
Debt issuance costs, net....................................     19,132      15,881
Other assets................................................      6,662       1,264
                                                              ---------   ---------
          Total assets......................................  $ 132,448   $ 161,541
                                                              =========   =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable..........................................  $  13,119   $  20,986
  Accrued seminars and incentive awards.....................     12,422      14,146
  Royalties payable.........................................      6,922       9,771
  Hostess prepayments.......................................      8,719       8,687
  Income taxes payable......................................      4,101       2,858
  Current maturities of long-term debt and capital lease
     obligations............................................     33,723      27,308
  Other current liabilities.................................     13,555      11,318
                                                              ---------   ---------
          Total current liabilities.........................     92,561      95,074
Long-term debt and capital lease obligations, net of current
  maturities................................................    453,277     428,238
Other liabilities...........................................        176       6,443
                                                              ---------   ---------
          Total liabilities.................................    546,014     529,755
                                                              ---------   ---------
Minority interest...........................................        508       2,972
Commitments and contingencies (see Note 15)
Shareholders' equity (deficit):
Preferred stock, 10,000 shares authorized...................         --          --
  Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,234,422 and 15,240,218 shares issued and
     outstanding............................................      1,523       1,524
  Additional paid-in capital................................    178,944     179,975
  Accumulated deficit.......................................   (594,314)   (552,726)
  Other.....................................................       (227)         41
                                                              ---------   ---------
          Total shareholders' equity (deficit)..............   (414,074)   (371,186)
                                                              ---------   ---------
          Total liabilities and shareholders' equity
            (deficit).......................................  $ 132,448   $ 161,541
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                1997       1998       1999
                                                              --------   --------   --------
Net sales...................................................  $468,845   $490,223   $503,344
Cost of goods sold..........................................   239,664    242,343    240,390
                                                              --------   --------   --------
Gross profit................................................   229,181    247,880    262,954
Selling, general and administrative:
  Selling...................................................    74,010     81,124     89,721
  Freight, warehouse and distribution.......................    41,844     44,718     49,860
  General and administrative................................    23,921     20,641     27,270
  Gains on the sale of assets...............................      (198)    (6,375)   (10,650)
  Stock option expense......................................        --        563        912
  Recapitalization expenses.................................        --      6,198         --
                                                              --------   --------   --------
          Total selling, general and administrative.........   139,577    146,869    157,113
                                                              --------   --------   --------
Operating income............................................    89,604    101,011    105,841
Other income (expense):
  Interest income...........................................     7,985      5,563      2,978
  Interest expense..........................................      (362)   (27,532)   (44,081)
  Other income (expense), net...............................     2,884      1,020       (183)
                                                              --------   --------   --------
          Other income (expense), net.......................    10,507    (20,949)   (41,286)
                                                              --------   --------   --------
Income before income taxes..................................   100,111     80,062     64,555
Income taxes................................................    37,919     31,807     22,967
                                                              --------   --------   --------
Net income..................................................    62,192     48,255     41,588
Other comprehensive income (loss), before tax:
  Cumulative translation adjustment.........................       (88)      (139)       268
  Unrealized gains (losses) on investments..................     1,074     (1,074)        --
                                                              --------   --------   --------
          Other comprehensive income (loss), before tax.....       986     (1,213)       268
  Income tax (expense) benefit related to items of other
     comprehensive income...................................      (376)       376         --
                                                              --------   --------   --------
          Other comprehensive income (loss), net of tax.....       610       (837)       268
                                                              --------   --------   --------
Comprehensive income........................................  $ 62,802   $ 47,418   $ 41,856
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                            RETAINED
                                                             ADDITIONAL     EARNINGS
                                       COMMON      COMMON     PAID-IN     (ACCUMULATED   TREASURY
                                       SHARES       STOCK     CAPITAL       DEFICIT)      STOCK     OTHER     TOTAL
                                     -----------   -------   ----------   ------------   --------   -----   ---------
Balance, December 31, 1996.........   58,704,900   $5,870     $     --     $ 209,171     $(73,814)  $  --   $ 141,227
  Net income.......................                                           62,192                           62,192
  Issuance of common stock.........      237,600       24        1,120                                          1,144
  Cumulative translation
    adjustment.....................                                                                   (88)        (88)
  Unrealized gains on
    investments....................                                                                   698         698
  Dividends, $0.30 per share.......                                          (15,242)                         (15,242)
                                     -----------   -------    --------     ---------     --------   -----   ---------
Balance, December 31, 1997.........   58,942,500    5,894        1,120       256,121      (73,814)    610     189,931
  Net income.......................                                           48,255                           48,255
  Recapitalization adjustments (see
    Note 3):
    Issuance of common stock to
      Hicks Muse...................   10,111,436    1,011      181,546                                        182,557
    Purchase and retirement of
      common stock.................  (45,836,584)  (4,584)      (1,120)     (821,853)                        (827,557)
    Retirement of treasury stock...   (7,985,700)    (798)                   (73,016)      73,814                  --
    Transaction fees and
      expenses.....................                             (3,215)                                        (3,215)
  Issuance of common stock.........        2,770       --           50                                             50
  Cumulative translation
    adjustment.....................                                                                  (139)       (139)
  Unrealized losses on
    investments....................                                                                  (698)       (698)
  Stock option expense.............                                563                                            563
  Dividends, $0.075 per share......                                           (3,821)                          (3,821)
                                     -----------   -------    --------     ---------     --------   -----   ---------
Balance, December 31, 1998.........   15,234,422    1,523      178,944      (594,314)          --    (227)   (414,074)
  Net income.......................                                           41,588                           41,588
  Issuance of common stock.........        5,796        1          119                                            120
  Cumulative translation
    adjustment.....................                                                                   268         268
  Stock option expense.............                                912                                            912
                                     -----------   -------    --------     ---------     --------   -----   ---------
Balance, December 31, 1999.........   15,240,218   $1,524     $179,975     $(552,726)    $     --   $  41   $(371,186)
                                     ===========   =======    ========     =========     ========   =====   =========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
Net income..................................................  $  62,192   $  48,255   $  41,588
                                                              ---------   ---------   ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      2,613       3,170       4,032
  Amortization of debt issuance costs and other.............        146       1,986       3,251
  Provision for doubtful accounts...........................        753         664       1,662
  Provision for losses on inventories.......................      1,561          --       1,342
  Gains on the sale of assets...............................       (198)     (6,375)    (10,650)
  Stock option expense......................................         --         563         912
  Realized gains on investments.............................     (1,859)       (203)         --
  Equity in earnings of an affiliate........................       (180)       (159)         (1)
  Deferred tax expense (benefit)............................       (577)        364       1,591
  Minority interest.........................................         --          --         163
  Changes in assets and liabilities:
    Accounts receivable.....................................     (1,754)      1,023      (8,867)
    Inventories.............................................     (8,958)       (479)    (13,048)
    Other current assets....................................        (32)       (600)     (2,946)
    Other assets............................................       (491)        470        (179)
    Accounts payable........................................      1,229       4,418       6,948
    Income taxes payable....................................       (989)        994      (1,243)
    Other accrued liabilities...............................      6,829       5,056       3,160
                                                              ---------   ---------   ---------
        Total adjustments...................................     (1,907)     10,892     (13,515)
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........     60,285      59,147      28,073
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of investments and other assets.................   (204,315)    (87,482)         --
  Proceeds from the sale of investments.....................    142,388     155,163          --
  Deposit on new warehouse and distribution facility........         --          --        (750)
  Purchases of property, plant and equipment................     (4,617)     (7,935)    (10,540)
  Purchases of property, plant, and equipment by the
    minority owner of Laredo Candle.........................         --        (508)     (2,163)
  Issuance of notes receivable..............................     (2,520)         --          --
  Payments received on notes receivable.....................      1,812       2,045       6,464
  Proceeds from the sale of property, plant and equipment...        229       7,800          --
  Other.....................................................         --          --         304
                                                              ---------   ---------   ---------
        Net cash (used in) provided by investing
          activities........................................    (67,023)     69,083      (6,685)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Dividends paid............................................    (22,190)     (9,554)         --
  Capital contribution from the minority owner of Laredo
    Candle..................................................         --         508       2,301
  Proceeds from issuance of common stock....................        430     182,607         120
  Purchase of treasury stock................................         --    (827,557)         --
  Proceeds from issuance of the Notes.......................         --     200,000          --
  Proceeds from borrowings under the Senior Credit
    Facility................................................         --     300,000          --
  Payments under the Senior Credit Facility.................         --     (13,000)    (32,695)
  Debt issuance costs.......................................         --     (21,118)         --
  Recapitalization fees and expenses........................         --      (3,215)         --
                                                              ---------   ---------   ---------
        Net cash used in financing activities...............    (21,760)   (191,329)    (30,274)
                                                              ---------   ---------   ---------
Effect of cumulative translation adjustment.................        (88)       (139)        268
                                                              ---------   ---------   ---------
Net decrease in cash and cash equivalents...................    (28,586)    (63,238)     (8,618)
Cash and cash equivalents at beginning of year..............    132,848     104,262      41,024
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 104,262   $  41,024   $  32,406
                                                              =========   =========   =========
Supplemental disclosures:
  Income taxes paid.........................................  $  38,723   $  29,935   $  24,210
  Interest paid.............................................         19      22,354      40,692

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BACKGROUND

     Home Interiors & Gifts, Inc., ("HI") together with its subsidiaries (the "Company"), is a direct seller of home decorative accessories using the "party plan" method whereby members of its non-employee, independent sales representatives ("Displayers") conduct shows in the homes of potential customers. The Company believes that in-home shows provide a comfortable environment where the unique benefits and attributes of the Company's products can be demonstrated in a more effective manner than the typical retail setting.

     The Company has been located in Dallas, Texas since its inception in 1957. Approximately 27% of the dollar volume of products purchased by the Company in 1999 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The Company purchases the remainder of its product line from a select group of independent suppliers, many of whom sell their products exclusively to the Company. The Company expanded its operations internationally in 1995.

     The following is a brief description of the Company's subsidiaries, each of which is wholly-owned, except as indicated:

     - Dallas Woodcraft, Inc. ("DWC") manufactures framed artwork and mirrors using custom-designed equipment.

     - GIA, Inc. ("GIA") and Homco, Inc. ("Homco") manufacture various types of molded plastic products using custom-designed equipment. On February 1, 2000, the Company announced that it would combine its two separate injection molding facilities into a single facility at GIA in Grand Island, Nebraska. (See Note 14).

     - Laredo Candle Company, L.L.P. ("Laredo Candle"), which is owned 60% by the Company, recently was established and began manufacturing candles in late 1999.

     - Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to the international Displayers.

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

  Principles of Consolidation

     These consolidated financial statements include the accounts of the Company. Accordingly, all significant inter-company transactions have been eliminated.

  Financial Instruments

     The Company considers all liquid interest-bearing instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions in excess of federally insured limits.

     The Company uses interest rate swap agreements to limit the effect of changes in interest rates on its variable rate long-term borrowings. Periodic amounts paid or received under the swap agreements are recorded as part of interest expense. The swaps contain option provisions, which are separately valued and adjusted to market quarterly. Any resulting gain or loss is included in other income (expense).

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

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

  Hostess Prepayments

     As a sales incentive, hostesses earn certificates redeemable for an exclusive line of hostess merchandise. The amount of certificates awarded to hostesses varies depending, among other things, upon the sales of the show, the number of customers attending the show and whether any promotional program is in effect. The Company issues these certificates to its Displayers in exchange for cash and establishes a liability for the amount of certificates issued. These certificates are later redeemed by Displayers as payment for hostess merchandise. The Company reduces the liability for these hostess certificates to the extent that purchased certificates are not expected to be redeemed based on historical redemption rates and management's estimates and assumptions.

  Foreign Currency Translation

     The balance sheet accounts of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rate. Revenues and expenses are translated at the weighted average exchange rate for each period. Translation gains and losses are included in shareholders' equity (deficit).

  New Accounting Pronouncement

     In June 1999, the Financial Accounting Standards Board (the "FASB") voted to delay the effective date for implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the effect the new standard will have on its financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

  Reclassifications

     Certain reclassifications have been made to prior years' balances to conform with current year presentation.

3. THE RECAPITALIZATION

     The Company completed a recapitalization (the "Recapitalization") on June 4, 1998 through the following simultaneous transactions:

     - contribution of $182.6 million by Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") in exchange for 10,111,436 shares of the common stock, or approximately 66% of all outstanding shares upon completion of the Recapitalization;

     - issuance of $200.0 million of senior subordinated notes (the "Notes");

     - borrowing of $300.0 million under a $340.0 million senior credit facility (the "Senior Credit Facility"); and,

     - use of the above proceeds, together with available cash of $169.3 million, to:

      -- redeem 45,836,584 shares of common stock for $827.6 million

      -- pay fees and expenses of $24.3 million associated with the Recapitalization consisting of:

         - $11.2 million financial advisory fee paid to Hicks Muse for its role in obtaining financing for the Recapitalization;

         - $11.6 million of debt issuance costs paid primarily to the bank syndicate group for the Senior Credit Facility and the initial purchasers of the Notes; and,

         - $1.5 million of legal and accounting fees

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

     Hicks Muse and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the "Carter Shareholders") entered into a Shareholders Agreement (the "Shareholders Agreement") upon the consummation of the Recapitalization. The Shareholders Agreement provides that the Company's Board of Directors (the "Board") shall consist of six Directors designated by Hicks Muse, three

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

Directors designated by the Carter Shareholders, and two independent Directors mutually designated. As of March 13, 2000, Hicks Muse is still entitled to designate one additional Director.

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

4. ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following as of December 31 (in thousands):

                                                              1998     1999
                                                             ------   -------
Trade receivables..........................................  $5,090   $14,166
Current portion of notes receivable........................   1,485       189
Other......................................................   1,748       843
                                                             ------   -------
                                                              8,323    15,198
Allowance for doubtful accounts............................    (348)   (1,313)
                                                             ------   -------
                                                             $7,975   $13,885
                                                             ======   =======

5. INVENTORIES

     Inventories, net consisted of the following as of December 31 (in thousands):

                                                             1998      1999
                                                            -------   -------
Raw materials.............................................  $ 6,134   $ 7,085
Work in process...........................................    1,742     2,598
Finished goods............................................   23,134    33,033
                                                            -------   -------
                                                            $31,010   $42,716
                                                            =======   =======

     As of December 31, 1999, raw materials include an allowance of $593,000 for obsolete materials, and finished goods include a net realizable value provision of $749,000. No provision or allowance for losses on inventories was recorded as of December 31, 1998.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following as of December 31 (in thousands):

                                                       ESTIMATED
                                                      USEFUL LIFE     1998       1999
                                                      -----------   --------   --------
Land................................................                $  5,388   $  4,290
Buildings and improvements..........................  5-40 years      18,416     15,427
Computer hardware and software......................   5 years         2,831      8,024
Equipment, furniture and fixtures...................  3-10 years      29,758     35,650
                                                                    --------   --------
                                                                      56,393     63,391
Accumulated depreciation and amortization...........                 (36,882)   (34,798)
                                                                    --------   --------
                                                                      19,511     28,593
Software and hardware implementation in process.....                   2,263        510
Distribution automation in process..................                      --      1,370
                                                                    --------   --------
                                                                    $ 21,774   $ 30,473
                                                                    ========   ========

     Equipment, furniture and fixtures include furniture and fixtures held under a capital lease obligation, with a cost of $1,241,000 and no accumulated amortization as of December 31, 1999. No assets were held under capital lease obligations as of December 31, 1998.

7. NEW WAREHOUSE AND DISTRIBUTION FACILITY

     The Company is currently operating in and from several separate warehouse and distribution facilities. On July 19, 1999, the Company entered into a contract with Argent Frankford L.P. ("Argent") to construct a new 660,000 square-foot warehouse and distribution facility in Carrollton, Texas for approximately $19.4 million. The contract has been amended to provide that Argent will complete $2.0 million of customized improvements to the facility, for a total purchase price of approximately $21.4 million. The "shell" facility is substantially complete and Argent is nearing completion of the interior improvements to the warehouse portion of the facility. The Company expects to incur an additional $1.2 million in office improvements to the facility.

     On December 1, 1999, the Company sold substantially all its owned properties and facilities in the Dallas area, including all its warehouse and distribution facilities and its corporate headquarters, to Parker Equities, Inc. ("Parker") for approximately $14.7 million. On February 23, 2000, the Company used the $14.7 million in net proceeds from this sale to purchase an undivided 69% interest in the new warehouse and distribution facility from Argent. The remaining undivided 31% interest in the facility will be purchased by the Company for approximately $6.7 million. The Company has agreed to complete the purchase no later than May 26, 2000.

     The new warehouse and distribution facility will allow the Company to use an automated order fulfillment system, which the Company expects will result in significant labor savings. The automated order fulfillment system will include a new conveyor system, special racks and storage bins, and a warehouse management software system. In December 1999, the Company entered into a capital lease obligation with Bank One Leasing for certain equipment associated with the automated order fulfillment system to be used in the new warehouse and distribution facility. Construction of the automated order fulfillment system is in process and should be completed by April 2000. The initial term of the lease is 7 years. Interest is imputed at approximately 7.06%. Total costs of the equipment are approximately $6.2 million. Total annual payments equal $1.4 million, which are payable in monthly installments. The amounts are funded by the lessor as the equipment is purchased. As of December 31, 1999, no funding had occurred under this capital lease obligation.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     The Company expects that the sale of its current facilities and properties in exchange for the purchase of the new warehouse and distribution facility will qualify as a non-taxable Section 1031 like-kind exchange under the United States Internal Revenue Code of 1986, as amended (the "IRC"). The Company recorded a pre-tax gain of approximately $10.6 million on the sale of its properties and facilities for financial reporting purposes in 1999.

     The transactions described above required the consent of the Company's senior lenders, which the Company obtained in November 1999. Additionally, the Senior Credit Facility was amended to exclude these transactions from certain debt covenant requirements.

     On December 1, 1999, the Company entered into several lease agreements to lease back the properties and facilities sold to Parker until the Company's new warehouse and distribution facility is ready for occupancy, which is expected to be in April 2000. The lease terms vary in length based on a predetermined schedule of facility closings between April 2000 and August 2000 with month to month extensions available for certain properties through December 2000. The Company expects that its rent expense associated with the lease of these facilities will be approximately $1.1 million in 2000. Rent expense associated with the lease of these facilities totaled $149,000 in 1999.

8. CORPORATE HEADQUARTERS FACILITY

     On January 3, 2000, the Company entered into a ten-year lease for a new corporate headquarters location in Dallas, Texas. This facility consists of approximately 75,000 square feet of office space for annual rent of approximately $1.6 million. Tenant improvements to customize the space totaled approximately $2.9 million, of which approximately $2.0 million was borne by the landlord as improvement allowances and $0.9 million was included in accounts payable as of December 31, 1999. Additionally, on December 30, 1999, the Company entered into a $1.2 million capital-lease obligation for certain furniture and fixtures to be used in the new corporate headquarters.

     Future minimum annual lease payments due under non-cancellable operating lease agreements for the new corporate headquarters as of December 31, 1999, is as follows (in thousands):

2000.......................................................  $ 1,416
2001.......................................................    1,416
2002.......................................................    1,416
2003.......................................................    1,416
2004.......................................................    1,416
Thereafter.................................................    7,450
                                                             -------
                                                             $14,530
                                                             =======

     The Company's rent payments per square foot are fixed for the first 5 years and escalate to a fixed amount per square foot for the remaining five years of the lease term. Approximately $2.0 million of tenant improvements borne by the landlord are being deferred and amortized over the term of the lease. These deferred lease incentives reduce annual rent expense by approximately $200,000 and are included in other liabilities as of December 31, 1999. The Company did not incur any rent expense under the lease for the new corporate headquarters in 1999.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

9. OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                             1998      1999
                                                            -------   -------
Interest payable..........................................  $ 2,959   $ 2,289
Accrued compensation......................................    3,606     2,803
Employee benefit plan contributions.......................    2,264     1,190
Sales taxes payable.......................................    1,871     2,644
Other current liabilities.................................    2,855     2,392
                                                            -------   -------
                                                            $13,555   $11,318
                                                            =======   =======

10. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     In connection with the Recapitalization, the Company issued $200.0 million of Notes and entered into a $340.0 million Senior Credit Facility, which includes $40.0 million of revolving loans (the "Revolving Loans"). The Revolving Loans remained undrawn as of December 31, 1999. Prior to the Recapitalization, the Company had no indebtedness. The Senior Credit Facility provides for a $200.0 million term loan (the "Tranche A Loan"), a $100.0 million term loan (the "Tranche B Loan"), and $40.0 million of Revolving Loans. The Company may use the Revolving Loans for letters of credit of up to $15.0 million. Letters of credit of $2.2 million were outstanding as of December 31, 1998 and 1999.

     Borrowings under the Senior Credit Facility require quarterly principal and interest payments. The Tranche A Loan and Revolving Loans mature on June 30, 2004. The Tranche B Loan matures on June 30, 2006. The Company may, at its option, prepay the term loans without premium or penalty. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company's wholly-owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly-owned subsidiaries. There are no material restrictions on the Company's ability to obtain funds from its wholly-owned subsidiaries by dividend or otherwise.

     The loans under the Senior Credit Facility bear interest, at the Company's election, at either the LIBOR Rate plus an applicable margin or the Base Rate Basis plus an applicable margin. The Base Rate Basis is the higher of the prime rate of NationsBank, N.A. or the federal funds effective rate plus 0.5%. The applicable LIBOR margin is 2.0% for the Tranche A Loan and the Revolving Loans and 2.5% for the Tranche B Loan. The applicable Base Rate Basis margin is 0.75% for the Tranche A Loan and the Revolving Loans, and 1.25% for the Tranche B Loan. The interest rates on all borrowings outstanding under the Senior Credit Facility as of December 31, 1998 and 1999 were based on LIBOR. The applicable margin with respect to the loans will be eligible for certain performance pricing step-downs.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     A summary of long-term debt and capital lease obligations as of December 31, is as follows (in thousands):

                                                                1998       1999
                                                              --------   --------
Notes, interest at 10.125% with semi-annual interest
  payments due on June 1 and December 1.....................  $200,000   $200,000
Tranche A Loan, interest at LIBOR plus an applicable margin
  (7.10% and 7.94% as of December 31, 1998 and 1999)........   187,500    158,241
Tranche B Loan, interest at LIBOR plus an applicable margin
  (7.52% and 8.33% as of December 31, 1998 and 1999)........    99,500     96,064
Capitalized lease obligation, collateralized by certain
  furniture and fixtures, effective interest at 7.29%.......        --      1,241
                                                              --------   --------
                                                               487,000    455,546
Less current maturities.....................................   (33,723)   (27,308)
                                                              --------   --------
                                                              $453,277   $428,238
                                                              ========   ========

     The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of December 31, 1998 and 1999. Commitment fees of $114,000 and $200,000 are included in interest expense in 1998 and 1999.

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

     The following table represents a summary of the current maturities of long-term debt and capital lease obligations as of December 31, 1999 (in thousands):

                                        TRANCHE A   TRANCHE B   CAPITAL
                                          LOAN        LOAN       LEASE     NOTES      TOTAL
                                        ---------   ---------   -------   --------   --------
2000..................................  $ 26,554     $   625    $  129    $     --   $ 27,308
2001..................................    31,554         625       151          --     32,330
2002..................................    36,554         625       162          --     37,341
2003..................................    41,554         625       174          --     42,353
2004..................................    22,025      22,625       188          --     44,838
Thereafter............................        --      70,939       437     200,000    271,376
                                        --------     -------    ------    --------   --------
                                        $158,241     $96,064    $1,241    $200,000   $455,546
                                        ========     =======    ======    ========   ========

     The terms of the Notes and the Senior Credit Facility contain a number of covenants which, among other things, limit or restrict the ability of the Company and its subsidiaries to make investments, incur additional indebtedness, create liens on assets, enter into mergers or consolidations or liquidate, wind up or dissolve, dispose of assets, pay dividends and redeem stock, redeem or make prepayments on the Notes, make capital expenditures in excess of certain amounts and engage in certain transactions with subsidiaries and affiliates. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to these financial ratios

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES and tests, the Company will be required to make certain mandatory prepayments of the term loans annually on March 31. The Company was required to prepay $7.7 million of the term loans on March 31, 1999. The Company is not required to make a mandatory prepayment on March 31, 2000.

  Interest Rate Swap Agreements

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

     In late 1999, the Company entered into three separate six-month interest rate swap agreements to limit the effect of changes in interest rates on long-term borrowings. Under each swap agreement, the Company pays interest at a fixed rate on the notional amount and receives interest thereon at three-month LIBOR on a quarterly basis. The lenders have the option at the end of the term of each swap agreement to extend each agreement for an additional six-month period.

     The knockout and option provisions are separately adjusted to market on a quarterly basis. The total adjustment was income of approximately $159,000 in 1998 and a loss of approximately $816,000 in 1999, which is included in other income. The level of variable-rate debt, after the effect of the swap has been considered, is approximately 44% and 39% of the total interest-bearing debt outstanding at December 31, 1998 and 1999. During 1999, the average rate received on the notional amount of the swaps was 5.29% and the average rate paid was 5.57%. During 1998, the average rate received on the notional amount of the swap was 5.64% and the average rate paid was 5.50%.

     The following table summarizes the terms of the interest rate swap agreements as of December 31, 1999 (dollars in thousands):

EFFECTIVE DATE  MATURITY DATE   NOTIONAL AMOUNT   FIXED RATE
--------------  -------------   ---------------   ----------
   07/01/98      12/31/00         7$5,000          5.50%
   09/30/99      03/30/00         70,000           5.80%
   11/30/99      05/30/00         50,000           5.80%
   12/03/99      06/06/00         15,000           5.90%

11. INCOME TAXES

     The components of income tax expense for the years ended December 31 are as follows (in thousands):

                                                           1997      1998      1999
                                                          -------   -------   -------
Current:
  Federal...............................................  $33,144   $29,095   $19,143
  State.................................................    5,352     2,348     2,233
                                                          -------   -------   -------
                                                           38,496    31,443    21,376
Deferred, net...........................................     (577)      364     1,591
                                                          -------   -------   -------
                                                          $37,919   $31,807   $22,967
                                                          =======   =======   =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     A reconciliation of income tax expense computed at the federal statutory rate to income tax expense at the Company's effective tax rate for the years ended December 31 is as follows (in thousands):

                                                           1997      1998      1999
                                                          -------   -------   -------
Federal statutory rate applied to earnings before income
  taxes.................................................  $35,039   $28,022   $22,594
State income taxes, net of federal benefit..............    3,479     1,526     1,783
Nondeductible Recapitalization expenses.................       --     2,169        --
Other...................................................     (599)       90    (1,410)
                                                          -------   -------   -------
                                                          $37,919   $31,807   $22,967
                                                          =======   =======   =======

     The components of the net deferred tax balances as of December 31 are as follows (in thousands):

                                                               1998     1999
                                                              ------   -------
Inventories.................................................  $  272   $ 1,012
Allowance for doubtful accounts.............................     122       525
Debt issuance costs and stock options.......................      --       958
Investments.................................................      --       263
Accrued employee benefits and Displayer incentives..........   1,791     1,962
Other.......................................................      --       423
                                                              ------   -------
  Gross deferred tax assets.................................   2,185     5,143
Deferred gain on sale of facilities.........................      --    (4,030)
Property, plant and equipment...............................    (176)     (516)
Investments.................................................      --      (200)
Other.......................................................     (21)       --
                                                              ------   -------
  Net deferred tax asset....................................   1,988       397
Less current deferred tax asset.............................   2,164     3,922
                                                              ------   -------
  Noncurrent deferred income tax liability..................  $  176   $ 3,525
                                                              ======   =======

12. OTHER LIABILITIES

     Other long-term liabilities consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                              1998    1999
                                                              ----   ------
Deferred income tax liability...............................  $176   $3,525
Interest rate swap derivatives..............................    --      916
Deferred lease incentives...................................    --    2,002
                                                              ----   ------
                                                              $176   $6,443
                                                              ====   ======

13. BENEFIT PLANS

  Employee Benefit Plans

     In 1993, the Company established an Employee Stock Ownership Plan (the "ESOP") for all full-time employees who had at least one year of service and were age 18 or older. Historically, the Company made annual contributions to the ESOP at the discretion of the Board.

     In connection with the Recapitalization, the ESOP was converted into a 401(k) plan and the shares of common stock previously held by the ESOP were redeemed for cash. The 401(k) plan covers all full-time employees who have at least six months of service and are age 18 or older. Beginning in 1999, the 401(k) plan generally allows employees to contribute up to 16% of their base salary in various investment alternatives and

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES provides for Company matching contributions of up to 4%. Company matching contributions totaled $1.0 million in 1999. Additionally, the Board may make discretionary contributions to the 401(k) plan at any time. The Board approved discretionary contributions of $2.3 million and $1.2 million to the 401(k) for 1998 and 1999.

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

     Options granted under both plans vest ratably over five years and have a 10 year term; however, if an initial public offering occurs, vesting is accelerated for options issued under the Independent Contractor Stock Option Plan. All options issued in 1998 under both plans have an exercise price of $18.05451, the price per share paid in connection with the Recapitalization. There were no expired or exercisable options under either plan as of December 31, 1998. All options issued in 1999 under both plans have an exercise price of $21.33.

  Key Employee Stock Option Plan

     Options for a total of 1,353,924 shares of common stock are available for grant under the Key Employee Stock Option Plan. As common stock is not publicly traded, the fair value of options granted to key employees was estimated on the date of grant using the Minimum Value method of option pricing and the assumptions set forth below in order to determine compensation expense for disclosure purposes only in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company accounts for options issued under the Key Employee Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25 ("APB 25").

  Independent Contractor Stock Option Plan

     Options for a total of 338,481 shares are available for grant to the Stock Option Trust for the benefit of certain Displayers and other independent contractors under the Independent Contractor Stock Option Plan. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes method of option pricing based on the assumptions set forth below in order to determine compensation expense for the period. As common stock is not publicly traded, a volatility factor for a peer group of public companies is utilized in the Black-Scholes model. The Company accounts for options issued under the Independent Contractor Stock Option Plan in accordance with SFAS 123. Compensation expense totaled $563,000 and $912,000 for 1998 and 1999.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     Key information related to the Company's stock-based compensation plans is summarized below:

                                                                           INDEPENDENT
                                                                           CONTRACTOR
                                                KEY EMPLOYEE                  STOCK
                                                STOCK OPTION   EXERCISE      OPTION      EXERCISE
                                                    PLAN         PRICE        PLAN         PRICE
                                                ------------   ---------   -----------   ---------
Options outstanding as of December 31, 1997...          --            --           --           --
  Granted.....................................     984,432     $18.05451      275,338    $18.05451
  Exercised...................................          --            --           --           --
  Forfeited...................................          --            --       (3,047)   $18.05451
                                                 ---------                  ---------
Options outstanding as of December 31, 1998...     984,432                    272,291
  Granted.....................................      42,192     $   21.33       22,230    $   21.33
  Exercised...................................       1,108     $18.05451           --
  Forfeited...................................      (5,540)    $18.05451       (7,036)   $18.05451
                                                 ---------                  ---------
Options outstanding as of December 31, 1999...   1,022,192                    287,485
                                                 =========                  =========
Options exercisable as of December 31, 1999...     194,670     $18.05451      264,311    $18.05451
Weighted average fair value of all options
  granted.....................................   $    5.97                  $    9.92
Weighted average remaining contractual life...   8.6 years                  8.5 years
Valuation assumptions:
  Expected term...............................   6.0 years                  6.0 years
  Expected dividend yield.....................        0.00%                      0.00%
  Expected volatility.........................          --                      38.05%
  Risk-free interest rate.....................        5.63%                      5.23%

     SFAS 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company's Key Employee Stock Option Plan been determined consistent with SFAS 123, the Company's compensation cost and net income for 1998 and 1999 would approximate (in thousands):

                                                              KEY EMPLOYEE
                                                                  STOCK
                                                               OPTION PLAN
                                                            -----------------
                                                             1998      1999
                                                            -------   -------
SFAS 123 Compensation Cost:
  As reported............................................        --        --
  Pro forma..............................................   $   336   $   649
Net Income:
  As reported............................................   $48,255   $41,588
  Pro forma..............................................   $47,919   $40,939

14. SUBSEQUENT EVENTS

     On February 1, 2000, the Company announced that it will close the Homco manufacturing and warehouse facility in McKinney, Texas, and its operations will be combined with the GIA manufacturing operations located in Grand Island, Nebraska. The Company plans for the transition to be completed by March 31, 2000. Both facilities, which manufacture various types of molded plastic products such as picture frames, were underutilized for current market conditions. The Company expects that the consolidation will generate new efficiencies in the production of molded plastic products.

     The Company will incur non-recurring costs of approximately $700,000 related to the combination of Homco operations into GIA. These charges include direct costs that can be estimated with reasonable

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES accuracy, and are clearly identifiable, and will be reflected in the Company's statement of operations during the quarter ended March 31, 2000. The Company does not anticipate any significant impairment of fixed assets at Homco.

     On March 13, 2000, the Board approved the sale of the Homco manufacturing and warehouse facility to Donald J. Carter, Jr., the Company's Chairman of the Board and Chief Executive Officer, for approximately $3.7 million. Homco's sale of its McKinney property to Mr. Carter, is conditioned on Homco not receiving a better offer from a third party before the consummation of the transaction. If Homco receives a better offer for the property before the closing of that sale, Homco will have the right to accept that offer unless Mr. Carter agrees to purchase the property on the price and terms set forth in that offer. If Mr. Carter declines to purchase the property on those terms, then Mr. Carter's contract will become a "back-up" contract subordinate to the contract that Homco negotiates with the third party.

     The Company expects that the sale of the Homco manufacturing and warehouse facility in exchange for the purchase of a new facility will qualify as a non-taxable Section 1031 like-kind exchange under the IRC. The Company expects to record a pre-tax gain of approximately $3.0 million in the first quarter of 2000 on the sale of this property for financial reporting purposes.

15. COMMITMENTS AND CONTINGENCIES

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

  Environmental Issues

     In 1989, DWC was named as a potentially responsible party ("PRP") based on allegedly having sent 2,640 gallons of waste to the Chemical Recycling, Inc. facility in Wylie, Texas. The Company believes that DWC's share of the total cleanup costs based on a volumetric allocation would be less than one percent. In the future, DWC and the other PRPs, who are jointly and severally liable, may incur additional costs related to the cleanup of hazardous substances at the facility. DWC did not incur any cleanup related costs during 1997, 1998 or 1999. Because the site has been dormant for several years, the Company does not believe it is probable that any additional costs will be incurred and, accordingly, has not established any accruals for future cleanup costs at this site.

     In 1997, Homco was named as a PRP based on allegedly having transported hazardous substances to the Materials Recovery Enterprises, Inc. facility near Ovalo, Texas in Taylor County, Texas. In 1998, Homco paid an assessment of $1,000 for liability at the facility. By agreement, Kraft Foods, Inc., a partial indemnitor to Homco, paid Homco 96.5% of this past assessment; assumed the future administration of the matter, including payment of future costs; and may, upon demand, request reimbursement from Homco for 3.5% of future costs. Although Homco remains jointly and severally liable for the remediation of the Site, the probability that Homco will be required to pay more than a de minimis amount is remote.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     On February 9, 1999, the EPA conducted an inspection at GIA to determine compliance with the toxic chemical release reporting requirements for 1997 pursuant to the Emergency Planning and Community Right To Know Act of 1986 (the "EPCRA"), Section 313. Calculation errors in the Form R Report were noted during the inspection. The EPA assessed GIA with an administrative penalty of $21,000 on September 21, 1999. GIA's consultant assumed responsibility for these mistakes including paying the fine, and negotiated a reduction in the penalty to $14,000. The Consent Order and Agreement was executed in early March, 2000. This matter is closed.

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

16. RELATED PARTY TRANSACTIONS

     A majority of the Company's inventory purchases are from suppliers whose primary customer is the Company.

     A shareholder and former Director of the Company is a partner of a law firm that renders various legal services for the Company. The Company paid the firm approximately $269,000, $798,000, and $385,000 for legal services during 1997, 1998 and 1999. Approximately $398,000 of the fees paid in 1998 were incurred in connection with the Recapitalization and accordingly are reflected in Recapitalization expenses in the accompanying statements of operations. Amounts due to the law firm totaled $25,000, and $27,000 as of December 31, 1998 and 1999.

     Another shareholder and former Director of the Company owns a company which supplies inventory items to the Company and whose primary customer is the Company. The Company paid the supplier approximately $45.6 million, $37.0 million, and $30.9 million during 1997, 1998 and 1999. Amounts due to this supplier totaled approximately $14,000 and $4.2 million as of December 31, 1998 and 1999.

     The Company owns 21% of the common stock of Charles W. Weaver Manufacturing Company, a supplier whose primary customer is the Company. The investment was purchased on December 31, 1996 from a former affiliate for approximately $1.3 million and had a balance of approximately $1.6 million and $1.7 million as of December 31, 1998 and 1999. The Company paid the supplier approximately $10.5 million, $11.4 million, and $10.7 million during 1997, 1998 and 1999. Amounts due to this supplier totaled $0.4 million as of December 31, 1998. No amounts were due as of December 31, 1999.

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

     The Company leased improved real estate from its former chief executive officer for $52,000 per year plus expenses during 1997 and the three month period ended March 31, 1998. CCP subleased a portion of the real estate from the Company from June through December 1997 for monthly payments of $2,000. In April 1998, the Company exchanged such real estate, which was valued at approximately $1.9 million, for two airplane hangers and cash of approximately $340,000. The real estate was recorded by the Company at an amount equal to the sum of the net book value of the two airplane hangars exchanged of $858,000 and the cash paid.

     During 1997 and 1998, the Company leased a condominium from a related party for approximately $24,000 per year; the amount paid in 1999 was approximately $19,000.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     The Company engages the services of a freight company to handle a small portion of its freight. The freight company is controlled by former Directors of the Company. The Company paid this freight company $96,000, $87,000 and $108,000 during 1997, 1998 and 1999 for its services. Amounts due to this freight company totaled $5,600 and $13,000 as of December 31, 1998 and 1999.

     In conjunction with the Recapitalization, the Company entered into an agreement requiring payment of a quarterly management fee to Hicks Muse. The management fee will be adjusted annually, but in no event will the annual fee be less than $1.0 million or exceed $1.5 million. Management fees totaled $574,000 and $1.2 million during 1998 and 1999. In addition, if the Board requests Hicks Muse to perform additional financial advisory services in the future, Hicks Muse will receive a financial advisory fee. The management agreement with Hicks Muse terminates on June 4, 2008 or earlier under certain circumstances.

     On June 4, 1998, the Company entered into a five-year executive employment agreement with its former chief executive officer with annual compensation of $200,000, plus reimbursement for certain expenses. The agreement generally requires the Company to pay the former chief executive officer's salary throughout the five-year term unless he voluntarily terminates his employment during such term. The agreement, which contains a covenant not to compete with the Company during the employment term and for three years thereafter, can be voluntarily terminated only by the employee. In 1998 and 1999, the Company paid the former chief executive officer approximately $127,000 and $201,000 pursuant to the terms and conditions of his executive employment agreement.

     On June 4, 1998, the Company also entered into a one-year consulting agreement with a former employee and former Director for $200,000. The agreement also contains a three-year covenant not to compete.

     During 1999, Board fees were paid to certain outside Directors which totaled $32,500. These Board fees were paid to Sheldon I. Stein in the amount of $15,000, Gretchen M. Williams in the amount of $12,500 and Robert H. Dedman, Jr. in the amount of $5,000.

17. LAREDO CANDLE COMPANY

     The Company entered into a partnership agreement with Miracle Candle Company ("Miracle") on December 14, 1998 to form Laredo Candle. In December 1998, the Company contributed $762,000 for its share of land which was purchased for approximately $1.3 million. The land was used to build a candle manufacturing plant, which became operational in late 1999. The Company's former chief executive officer provided a bridge loan of $2.8 million to Miracle at the prime rate plus 1.0% per annum until Miracle repaid the loan in late 1999. Miracle is also a current supplier to the Company. The Company paid Miracle $4.1 million and $34.0 million in 1998 and 1999 for inventory items. No amounts were due to Miracle as of December 31, 1998; as of December 31, 1999, $9,000 was due.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair market value due to their short maturities. The carrying amounts of notes receivable and variable rate long-term debt also approximate fair market value as their interest rates are based on current interest rates. The Notes had a carrying value of $200.0 million as of December 31, 1998 and 1999. The Notes approximated fair value as of December 31, 1998, and the Notes had a fair value of approximately $170.0 million as of December 31, 1999. The interest rate swap had a carrying value of $68,000 and negative fair value of approximately $1.4 million as of December 31, 1998. The interest rate swaps had a combined negative carrying value of $916,000 and a combined fair value of $260,000 as of December 31, 1999. The negative fair value of the swaps reflect the estimated amount that the Company would have to pay to terminate the swaps.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

19. SEGMENT REPORTING

     The Company's reportable segments are based upon functional lines of business as follows:

     - HI -- direct seller of home decorative accessories in the United States;

     - Manufacturing -- manufactures framed artwork and mirrors, as well as various types of molded plastic products and candles for Home Interiors; and

     - International -- direct seller of home decorative accessories in Mexico and Puerto Rico.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the chief operation decision maker of the Company as of and for the years ended December 31 (in thousands):

                                      HI      MANUFACTURING   INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                   --------   -------------   -------------   ------------   ------------
1997
Net sales........................  $466,831      $76,493         $4,094         $(78,573)      $468,845
EBITDA...........................    72,791       17,995           (607)           1,840         92,019
Total assets.....................   226,476       42,641            234          (25,161)       244,190
Capital expenditures.............     2,893        1,794             22              (92)         4,617
1998
Net sales........................   486,434       86,661          6,406          (89,278)       490,223
EBITDA...........................    84,392       20,380           (296)              91        104,567
Total assets.....................   115,310       26,906           (608)          (9,160)       132,448
Capital expenditures.............     4,872        3,013             50               --          7,935
1999
Net sales........................  $499,515      $88,083         $9,098         $(93,352)      $503,344
EBITDA...........................    83,425       17,993           (338)            (946)       100,134
Total assets.....................   145,222       42,577            825          (27,083)       161,541
Capital expenditures.............     5,449        4,938            245              (92)        10,540

     The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the years ended December 31 (in thousands):

                                                         1997       1998       1999
                                                       --------   --------   --------
EBITDA...............................................  $ 92,019   $104,567   $100,134
Depreciation and amortization........................    (2,613)    (3,170)    (4,032)
Gains on the sale of assets..........................       198      6,375     10,650
Stock option expenses................................        --       (563)      (912)
Recapitalization expenses............................        --     (6,198)        --
Interest income......................................     7,985      5,563      2,978
Interest expense.....................................      (362)   (27,532)   (44,081)
Other income (expense), net..........................     2,884      1,020       (183)
                                                       --------   --------   --------
Income before income taxes...........................  $100,111   $ 80,062   $ 64,555
                                                       ========   ========   ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited quarterly results of operations for the quarters ended (in thousands):

                                       MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31    TOTAL
                                       --------   --------   ------------   -----------   --------
1997
  Net sales..........................  $ 85,784   $122,736     $113,579      $146,746     $468,845
  Gross profit.......................    41,779     60,216       53,841        73,345      229,181
  Operating income...................    14,409     26,403       19,268        29,524       89,604
  Net income.........................     9,634     17,575       13,216        21,767       62,192
1998
  Net sales..........................  $108,321   $127,752     $111,132      $143,018     $490,223
  Gross profit.......................    53,997     65,989       56,561        71,333      247,880
  Operating income...................    24,435     21,161       23,271        32,144      101,011
  Net income.........................    16,010     12,179        7,287        12,779       48,255
1999
  Net sales..........................  $116,748   $126,234     $112,075      $148,287     $503,344
  Gross profit.......................    60,036     65,955       56,867        80,096      262,954
  Operating income...................    20,489     26,147       18,080        41,125      105,841
  Net income.........................     5,942      9,018        7,048        19,580       41,588

     The Company's quarterly results have been impacted by several significant items. In June 1998 the Company incurred approximately $6.2 in financial and legal advisory fees in connection with the Recapitalization. The Company incurred significant interest expense beginning in June 1998 as a result of issuance of the Notes and borrowings under the Senior Credit Facility. The Company recorded a gain of $4.1 million on the sale of one of its aircraft in the first quarter of 1998. The Company recorded a gain of approximately $10.6 million on the sale of substantially all of its properties and facilities in the fourth quarter of 1999. Net sales for the quarter ended December 31, 1998 included an unusual backlog of unfilled orders of approximately $6.5 million, which the Company was unable to fill and ship during the final week of September 1998.

21. ISSUANCE OF COMPANY COMMON STOCK

     In October 1997, a former employee of the Company purchased 237,600 shares of common stock for approximately $430,000 under an exclusive stock option agreement. The transaction resulted in a tax benefit for the Company of $714,000, which has been credited to additional paid-in capital.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

22. GUARANTOR FINANCIAL DATA

     DWC, GIA, Homco, SVS and Homco PR (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Notes. The Company's other subsidiaries, Homco de Mexico and Laredo Candle (the "Non-Guarantors") have not guaranteed the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $487,028    $87,900        $ 5,168         $(89,873)      $490,223
Cost of good sold.................   262,918     64,483          3,553          (88,611)       242,343
                                    --------    -------        -------         --------       --------
  Gross profit....................   224,110     23,417          1,615           (1,262)       247,880
                                    --------    -------        -------         --------       --------
Total selling, general and
  administrative..................   140,797      4,164          2,667             (759)       146,869
                                    --------    -------        -------         --------       --------
  Operating income................    83,313     19,253         (1,052)            (503)       101,011
Other income (expense), net.......   (21,579)       860            529             (759)       (20,949)
                                    --------    -------        -------         --------       --------
  Income before income taxes......    61,734     20,113           (523)          (1,262)        80,062
Income taxes......................    24,539      7,268             --               --         31,807
                                    --------    -------        -------         --------       --------
  Net income......................  $ 37,195    $12,845        $  (523)        $ (1,262)      $ 48,255
                                    ========    =======        =======         ========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $499,515    $84,590        $12,591         $(93,352)      $503,344
Cost of good sold.................   259,266     63,950          8,891          (91,717)       240,390
                                    --------    -------        -------         --------       --------
  Gross profit....................   240,249     20,640          3,700           (1,635)       262,954
                                    --------    -------        -------         --------       --------
Total selling, general and
  administrative..................   149,124      4,771          3,964             (746)       157,113
                                    --------    -------        -------         --------       --------
  Operating income................    91,125     15,869           (264)            (889)       105,841
Other income (expense), net.......   (41,821)     1,107            (29)            (543)       (41,286)
                                    --------    -------        -------         --------       --------
  Income before income taxes......    49,304     16,976           (293)          (1,432)        64,555
Income taxes......................    16,313      6,654             --               --         22,967
                                    --------    -------        -------         --------       --------
  Net income......................  $ 32,991    $10,322        $  (293)        $ (1,432)      $ 41,588
                                    ========    =======        =======         ========       ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1998

                                      HI       GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
                                                 ASSETS

Current assets:
  Cash and cash equivalents......  $  40,428    $   440        $   156         $     --      $  41,024
  Accounts receivable, net.......      7,553        293            129               --          7,975
  Inventories....................     21,103     10,558            418           (1,069)        31,010
  Other current assets...........      2,721        461             22               --          3,204
  Intercompany...................     (2,075)     4,484         (1,554)            (855)            --
                                   ---------    -------        -------         --------      ---------
     Total current assets........     69,730     16,236           (829)          (1,924)        83,213
Property, plant and equipment,
  net............................     12,080      8,421          1,365              (92)        21,774
Investment in subsidiaries.......      7,029         --             --           (7,029)            --
Debt issuance costs and Other
  assets.........................     26,471      1,105             --             (115)        27,461
                                   ---------    -------        -------         --------      ---------
     Total assets................  $ 115,310    $25,762        $   536         $ (9,160)     $ 132,448
                                   =========    =======        =======         ========      =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable...............  $  12,069    $ 1,963        $    36         $   (949)     $  13,119
  Current maturities of long-term
     debt........................     33,723         --             --               --         33,723
  Other current liabilities......     42,315      3,543             88             (227)        45,719
                                   ---------    -------        -------         --------      ---------
     Total current liabilities...     88,107      5,506            124           (1,176)        92,561
Long-term debt, net of current
  maturities.....................    453,277         --             --               --        453,277
Deferred income taxes............         25        266             --             (115)           176
                                   ---------    -------        -------         --------      ---------
     Total liabilities...........    541,409      5,772            124           (1,291)       546,014
                                   ---------    -------        -------         --------      ---------
Minority interest................         --         --            508               --            508
Commitments and contingencies
  (see Note 15)
Shareholders' equity (deficit):
  Common stock...................      1,523      1,010              9           (1,019)         1,523
  Additional paid-in capital.....    178,944     10,292            763          (11,055)       178,944
  Retained earnings (accumulated
     deficit)....................   (606,566)     8,688           (641)           4,205       (594,314)
  Other..........................         --         --           (227)              --           (227)
                                   ---------    -------        -------         --------      ---------
     Total shareholders' equity
       (deficit).................   (426,099)    19,990            (96)          (7,869)      (414,074)
                                   ---------    -------        -------         --------      ---------
     Total liabilities and
       shareholders' equity
       (deficit).................  $ 115,310    $25,762        $   536         $ (9,160)     $ 132,448
                                   =========    =======        =======         ========      =========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1999

                                      HI       GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
                                                 ASSETS

Current assets:
  Cash and cash equivalents......  $  31,687    $   150        $   151         $    418      $  32,406
  Accounts receivable, net.......     13,372        182            331               --         13,885
  Inventories, net...............     33,778      8,797          2,479           (2,338)        42,716
  Other current assets...........      7,678        824            156               --          8,658
  Intercompany...................    (11,850)    14,867         (1,204)          (1,813)            --
                                   ---------    -------        -------         --------      ---------
     Total current assets........     74,665     24,820          1,913           (3,733)        97,665
Property, plant and equipment,
  net............................     15,525      7,543          7,497              (92)        30,473
Restricted cash..................     14,590         --             --               --         14,590
Investment in subsidiaries.......     22,038         --             --          (22,038)            --
Debt issuance costs and other
  assets.........................     19,003      1,031             --           (1,221)        18,813
                                   ---------    -------        -------         --------      ---------
     Total assets................  $ 145,821    $33,394        $ 9,410         $(27,084)     $ 161,541
                                   =========    =======        =======         ========      =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable...............  $  19,528    $ 1,148        $ 1,797         $ (1,487)     $  20,986
  Current maturities of long-term
     debt and capital lease
     obligations.................     27,308         --             --               --         27,308
  Other current liabilities......     43,236      3,187            357               --         46,780
                                   ---------    -------        -------         --------      ---------
     Total current liabilities...     90,072      4,335          2,154           (1,487)        95,074
Long-term debt and capital lease
  obligations, net of current
  maturities.....................    428,238         --             --               --        428,238
Other liabilities................      7,265        399             --           (1,221)         6,443
                                   ---------    -------        -------         --------      ---------
     Total liabilities...........    525,575      4,734          2,154           (2,708)       529,755
Minority interest................         --         --          2,809              163          2,972
Commitments and contingencies
  (see Note 15)
Shareholders' equity (deficit):
  Common stock...................      1,524      1,011              8           (1,019)         1,524
  Additional paid-in capital.....    179,976     10,292          5,458          (15,751)       179,975
  Retained earnings (accumulated
     deficit)....................   (561,254)    17,357         (1,060)          (7,769)      (552,726)
  Other..........................         --         --             41               --             41
                                   ---------    -------        -------         --------      ---------
     Total shareholders' equity
       (deficit).................   (379,754)    28,660          4,447          (24,539)      (371,186)
                                   ---------    -------        -------         --------      ---------
     Total liabilities and
       shareholders' equity
       (deficit).................  $ 145,821    $33,394        $ 9,410         $(27,084)     $ 161,541
                                   =========    =======        =======         ========      =========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATING CASH FLOW INFORMATION

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                        ---------------------------------------------------------------------
                                           HI       GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        ---------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities..........................  $  49,370    $ 10,410        $(406)          $(227)       $  59,147
Net cash provided by investing
  activities..........................     72,122      (2,625)        (414)             --           69,083
Net cash provided by financing
  activities..........................   (162,378)    (30,079)         901             227         (191,329)

                                                         FOR THE YEAR ENDED DECEMBER 31, 1999
                                         --------------------------------------------------------------------
                                            HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         --------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities...........................  $ 41,281    $ 1,684        $  (138)        $(14,754)      $ 28,073
Net cash provided by investing
  activities...........................   (17,284)    (1,974)        (2,436)          15,009         (6,685)
Net cash provided by financing
  activities...........................   (32,738)        --          2,301              163        (30,274)

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

           COLUMN A               COLUMN B            COLUMN C ADDITIONS             COLUMN D        COLUMN E
           --------             ------------   ---------------------------------   -------------   -------------
                                 BALANCE AT     CHARGED TO
                                BEGINNING OF     COSTS AND        CHARGED TO                        BALANCE AT
                                   PERIOD       EXPENSES(1)    OTHER ACCOUNTS(2)   DEDUCTIONS(3)   END OF PERIOD
                                ------------   -------------   -----------------   -------------   -------------
Allowance for Doubtful
  Accounts:
  Year ended December 31,
     1997.....................     $  218         $  753             $357             $(1,089)        $  239
  Year ended December 31,
     1998.....................        239            664              289                (844)           348
  Year ended December 31,
     1999.....................        348          1,662              108                (805)         1,313

---------------

(1) Represents provision for losses on accounts receivable.

(2) Represents collection of bad debts.

(3) Represents write-off of uncollectible accounts receivable.

           COLUMN A               COLUMN B            COLUMN C ADDITIONS             COLUMN D        COLUMN E
           --------             ------------   ---------------------------------   -------------   -------------
                                 BALANCE AT     CHARGED TO
                                BEGINNING OF     COSTS AND        CHARGED TO                        BALANCE AT
                                   PERIOD        EXPENSES       OTHER ACCOUNTS     DEDUCTIONS(1)   END OF PERIOD
                                ------------   -------------   -----------------   -------------   -------------
Allowance for Inventory
  Losses:
  Year ended December 31,
     1997.....................     $   --         $1,561             $ --             $    --         $1,561
  Year ended December 31,
     1998.....................      1,561             --               --              (1,561)            --
  Year ended December 31,
     1999.....................         --          1,342               --                  --          1,342

---------------

(1) Represents disposal of obsolete inventories.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1             -- Agreement and Plan of Merger, dated April 13, 1998,
                            merging Crowley Investments, Inc. into the Company
                            (incorporated by reference to Exhibit 2.1 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
         2.2             -- Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
         3.1             -- Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
         3.2             -- Bylaws of the Company (incorporated by reference to
                            Exhibit 3.2 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.1             -- Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States
                            Trust Company of New York (incorporated by reference to
                            Exhibit 4.1 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.2             -- Purchase Agreement, dated as of May 28, 1998, among the
                            Company, as issuer, the Guarantors named therein and
                            Bear, Stearns & Co., Inc., Chase Securities, Inc., Morgan
                            Stanley Dean Witter and NationsBanc Montgomery Securities
                            LLC, as initial purchasers (incorporated by reference to
                            Exhibit 4.2 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.3             -- Exchange and Registration Rights Agreement, dated as of
                            June 4, 1998, among the Company, the Guarantors named
                            therein and Bear, Stearns & Co., Inc., Chase Securities,
                            Inc., Morgan Stanley Dean Witter and NationsBanc
                            Montgomery Securities LLC. (incorporated by reference to
                            Exhibit 4.3 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.1             -- Credit Agreement, dated as of June 4, 1998, among the
                            Company, the Lenders from time to time party thereto, The
                            Chase Manhattan Bank, as syndication agent, National
                            Westminster Bank, PLC, as documentation agent, The
                            Prudential Insurance Company of America, as a co-agent,
                            Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                            co-agent, and Nationsbank, N.A., as administrative agent
                            for the Lenders (incorporated by reference to Exhibit
                            10.1 of the Company's Registration Statement on Form S-4,
                            No. 333-62021, filed on November 30, 1998).
        10.1.1           -- First Amendment to Credit Agreement, dated as of December
                            18, 1998, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders (incorporated by
                            reference to Exhibit 10.1.1 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).
        10.1.2           -- Second Amendment to Credit Agreement, dated as of March
                            12, 1999, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders (incorporated by
                            reference to Exhibit 10.1.2 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.1.3*          -- Third Amendment to Credit Agreement, dated as of November
                            19, 1999, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders.
        10.2             -- Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco,
                            Inc., Homco Puerto Rico, Inc., Spring Valley Scents,
                            Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse &
                            Co. Partners, L.P. (incorporated by reference to Exhibit
                            10.2 of the Company's Registration Statement on Form S-4,
                            No. 333-62021, filed on November 30, 1998).
        10.3             -- Monitoring and Oversight Agreement, dated June 4, 1998
                            between the Company, Dallas Woodcraft, Inc., GIA, Inc.,
                            Homco, Inc., Homco Puerto Rico, Inc., Spring Valley
                            Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks,
                            Muse & Co. Partners, L.P. (incorporated by reference to
                            Exhibit 10.3 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.4             -- Consulting Agreement, dated June 4, 1998, between Company and Ronald L. Carter (incorporated by reference to
                            Exhibit 10.4 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.5             -- Home Interiors & Gifts, Inc. 1998 Stock Option Plan for
                            Key Employees, dated June 4, 1998 (incorporated by
                            reference to Exhibit 10.5 of the Company's Annual Report
                            on Form 10-K, No. 333-62021, filed March 16, 1999).
        10.6             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Donald J. Carter (incorporated by
                            reference to Exhibit 10.6 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
        10.7             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Donald J. Carter Jr.
                            (incorporated by reference to Exhibit 10.7 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.8             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Barbara J. Hammond (incorporated
                            by reference to Exhibit 10.8 of the Company's
                            Registration Statement on Form S-4, No. 333-62021, filed
                            on November 30, 1998).
        10.9             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Christina L. Carter Urschel
                            (incorporated by reference to Exhibit 10.9 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.10            -- Home Interiors & Gifts, Inc., 1998 Stock Option Plan for
                            Unit Directors, Branch Directors and Certain Other
                            Independent Contractors (incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.11            -- Home Interiors & Gifts, Inc. 1998 Stock Option Trust,
                            dated June 4, 1998 (incorporated by reference to Exhibit
                            10.11 of the Company's Registration Statement on Form
                            S-4, No. 333-62021, filed on November 30, 1998).
        10.12            -- Agreement, dated February 26, 1997, by and between the
                            Company and Distribution Architects International, Inc.
                            (incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.13            -- ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated
                            by reference to Exhibit 10.13 of the Company's
                            Registration Statement on Form S-4, No. 333-62021, filed
                            on November 30, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.14            -- Shareholders Agreement, as of June 4, 1998 between the
                            Company, Adkins Family Partnership, LTD., M. Douglas
                            Adkins, Estate of Fern Ardinger, Ardinger Family
                            Partnership, LTD., Donald J. Carter, Jr., Linda J.
                            Carter, Ronald Lee Carter, Donald J. Carter, William J.
                            Hendrix, as Independent Special Trustee of the Carter
                            1997 Charitable Remainder Unit Trust, Howard L. Hammond
                            and Barbara J. Hammond, Trustees of the Hammond Family
                            Trust and Christina Carter Urschel (incorporated by
                            reference to Exhibit 10.14 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
        10.15            -- Agreement of Partnership of Laredo Candle Company, dated as of December 14, 1998, between the Company and Miracle
                            Candle Company (incorporated by reference to Exhibit
                            10.15 of the Company's Annual Report on Form 10-K, No.
                            333-62021, filed March 16, 1999).
        10.15.1          -- First Amendment to Agreement of Partnership of Laredo
                            Candle Company, dated as of February 1, 1999, between the
                            Company and Miracle Candle Company (incorporated by
                            reference to Exhibit 10.15.1 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).
        10.16            -- Consulting Services Agreement dated as of June 3, 1999, between the Company and Tompkins Associated Incorporated
                            (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17            -- Real Estate Purchase Contract dated July 19, 1999,
                            between the Company and Parker Equities, Inc.
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17.1          -- First Amendment to Real Estate Purchase Contract dated
                            July 19, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.3 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17.2          -- Second Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.17.3          -- Third Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.2 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.17.4          -- Fourth Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.3 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.18            -- Purchase and Sale Agreement dated July 19, 1999, between
                            Argent Frankford, L.P. and the Company (incorporated by
                            reference to Exhibit 10.4 of the Company's Quarterly
                            Report on Form 10-Q, No. 333-62021, filed on August 13,
                            1999).
        10.18.1          -- First Amendment to Purchase and Sale Agreement dated July
                            23, 1999, between Argent Frankford, L.P. and the Company
                            (incorporated by reference to Exhibit 10.5 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.18.2*         -- Second Amendment to Purchase and Sale Agreement dated
                            October 20, 1999, between Argent Frankford, L.P. and the
                            Company.
        10.18.3*         -- Third Amendment to Purchase and Sale Agreement dated
                            February 9, 2000, between Argent Frankford, L.P. and the
                            Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.19            -- Employment Agreement dated November 1, 1999, between the
                            Company and Parker Equities, Inc. (incorporated by
                            reference to Exhibit 10.4 of the Company's Quarterly
                            Report on Form 10-Q of the Company, No. 333-62021, filed
                            on November 8, 1999).
        10.20*           -- Professional Services Agreement dated December 1, 1999, between EXE Technologies, Inc. and the Company.
        10.21*           -- Master Software License Agreement dated December 1, 1999, between EXE Technologies, Inc. and the Company.
        10.22*           -- Granite Tower at the Centre Office Lease dated August 17,
                            1999, between 520 Partners, Ltd. and the Company.
        10.23*           -- Proposal Including Sales Agreement No. 56-5879 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company.
        10.24*           -- Proposal Including Sales Agreement No. 56-5898 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company.
        10.25*           -- Proposal Including Sales Agreement No. 56-5738 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company.
        10.26*           -- Form of Purchase and Sale Agreement, between
                            Homco, Inc. and Donald J. Carter, Jr.
        21.1*            -- Subsidiaries of the Company.
        27.1*            -- Financial Data Schedule (EDGAR only).

---------------

* Filed herewith.

                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)