Form 10-Q
period 2000-03-31
HOME INTERIORS & GIFTS INC
filed 2000-05-08
CIK 1067541

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                  -----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                  -----------

                         COMMISSION FILE NO. 333-62021

                          HOME INTERIORS & GIFTS, INC.
             (Exact name of registrant as specified in its charter)


             TEXAS                                           75-0981828
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

    4055 VALLEY VIEW LANE, SUITE 500
            DALLAS, TEXAS                                     75244
(Address of principal executive offices)                   (Zip Code)


                                 (972) 386-1000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         As of May 8, 2000, the registrant had outstanding 15,240,218 shares of its common stock, $0.10 par value per share.



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

  Consolidated Balance Sheets as of December 31, 1999 and
     March 31, 2000 ...................................................... 3

  Consolidated Statements of Operations and Comprehensive Income
     for the three months ended March 31, 1999 and 2000 .................. 4

  Consolidated Statements of Cash Flows for the three months ended
     March 31, 1999 and 2000 ............................................. 5

  Notes to Unaudited Interim Consolidated Financial Statements ........... 6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................... 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ....... 14

PART II - OTHER INFORMATION

Item 1. Legal proceedings ................................................ 15
Item 6. Exhibits and Reports on Form 8-K ................................. 15

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1999 AND MARCH 31, 2000
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                      ASSETS
                                                                                   DECEMBER 31,        MARCH 31,
                                                                                       1999              2000
                                                                                   ------------      ------------
                                                                                                      (UNAUDITED)
Current assets:
   Cash and cash equivalents .................................................     $     32,406      $     27,324
   Accounts receivable, net ..................................................           13,885            13,873
   Inventories ...............................................................           42,716            41,772
   Deferred income tax benefit ...............................................            3,922             3,609
   Other current assets ......................................................            4,736             1,755
                                                                                   ------------      ------------
      Total current assets ...................................................           97,665            88,333

   Property, plant and equipment, net ........................................           30,473            46,480
   Restricted cash ...........................................................           14,590                --
   Investments ...............................................................            1,668             1,668
   Debt issuance costs, net ..................................................           15,881            15,105
   Other assets ..............................................................            1,264             1,273
                                                                                   ------------      ------------
      Total assets ...........................................................     $    161,541      $    152,859
                                                                                   ============      ============

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable ..........................................................     $     20,986      $     20,023
   Accrued seminars and incentive awards .....................................           14,146            10,283
   Royalties payable .........................................................            9,771             4,989
   Hostess prepayments .......................................................            8,687             3,223
   Income taxes payable ......................................................            2,858             3,701
   Current maturities of long-term debt and capital lease obligations ........           27,308            28,559
   Other current liabilities .................................................           11,318            19,684
                                                                                   ------------      ------------
         Total current liabilities ...........................................           95,074            90,462

Long-term debt and capital lease obligations, net of current maturities ......          428,238           420,794
Other liabilities ............................................................            6,443             6,503
                                                                                   ------------      ------------
         Total liabilities ...................................................          529,755           517,759
                                                                                   ------------      ------------
Minority interest ............................................................            2,972             3,161

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, 10,000 shares authorized .................................               --                --
   Common stock, par value $0.10 per share, 75,000,000 shares
      authorized, 15,240,218 shares issued and outstanding ...................            1,524             1,524
   Additional paid-in capital ................................................          179,975           180,103
   Accumulated deficit .......................................................         (552,726)         (549,721)
   Other .....................................................................               41                33
                                                                                   ------------      ------------
         Total shareholders' deficit .........................................         (371,186)         (368,061)
                                                                                   ------------      ------------

         Total liabilities and shareholders' deficit .........................     $    161,541      $    152,859
                                                                                   ============      ============


   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   --------------------
                                                                     1999        2000
                                                                   --------    --------
Net Sales............................................              $116,748    $121,121
Cost of goods sold...................................                56,712      60,644
                                                                   --------    --------

Gross Profit.........................................                60,036      60,477
Selling, general and administrative:
 Selling.............................................                21,719      20,688
 Freight, warehouse and distribution.................                11,133      12,665
 General and administrative..........................                 6,214      10,021
 Gains on the sale of assets.........................                    --          (2)
 Stock option expense................................                   481         128
 Restructuring expense...............................                    --       1,027
                                                                   --------    --------
     Total selling, general and administrative.......                39,547      44,527
                                                                   --------    --------

Operating Income.....................................                20,489      15,950
Other income (expense):
 Interest income.....................................                   774         621
 Interest expense....................................               (11,261)    (11,131)
 Other income (expense), net.........................                    70        (593)
                                                                   --------    --------
      Other income (expense), net....................                10,417      11,103
                                                                   --------    --------

Income before income taxes...........................                10,072       4,847
Income taxes.........................................                 4,130       1,842
                                                                   --------    --------

Net income...........................................                 5,942       3,005

 Cumulative translation adjustment...................                   272          32
                                                                   --------    --------
Comprehensive income.................................              $  6,214    $  3,037
                                                                   ========    ========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             1999        2000
                                                           --------    --------
Cash flows from operating activities:
Net income .............................................   $  5,942    $  3,005
                                                           --------    --------
Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization .........................        907         976
 Amortization of debt issuance costs ...................        776         776
 Provision for doubtful accounts .......................        317         376
 Provision for losses on inventories ...................         --         198
 Gains on the sale of assets ...........................         --          (2)
 Stock option expense ..................................        481         128
 Equity in earnings of an affiliate ....................        (42)         --
 Deferred tax expense (benefit) ........................       (499)        313
 Minority interest .....................................         --          59
 Changes in assets and liabilities:
  Accounts receivable ..................................     (3,849)       (353)
  Inventories ..........................................     (7,472)        746
  Other current assets .................................       (735)      2,981
  Other assets .........................................         16        (221)
  Accounts payable .....................................     (1,619)       (963)
  Income taxes payable .................................      3,771         843
  Other accrued liabilities ............................      7,834      (5,636)
                                                           --------    --------
    Total adjustments ..................................       (114)        221
                                                           --------    --------
    Net cash provided by operating activities ..........      5,828       3,226
                                                           --------    --------

Cash flows from investing activities:
 Purchases of property, plant, and equipment ...........     (1,259)    (16,980)
 Purchases of property, plant, and equipment by the
  minority owner of Laredo Candle ......................       (249)        (36)
 Payments received on notes receivable .................      2,151         189
 Decrease in restricted cash ...........................         --      14,590
                                                           --------    --------
    Net cash (used in) provided by investing
     activities ........................................        643      (2,237)
                                                           --------    --------

Cash flows from financing activities:
 Capital contribution from the minority owner of
  Laredo Candle ........................................        280         130
 Payments under the Senior Credit Facility .............    (14,186)     (6,193)
                                                           --------    --------
    Net cash used in financing activities ..............    (13,906)     (6,063)
                                                           --------    --------

Effect of cumulative translation adjustment ............        272          (8)
                                                           --------    --------
Net decrease in cash and cash equivalents ..............     (7,163)     (5,082)
Cash and cash equivalents at beginning of year .........     41,024      32,406
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 33,861    $ 27,324
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

         The Company has been located in Dallas, Texas since its inception in 1957. The Company manufactures approximately 27% of its products and purchases the remainder of its product line from a select group of independent suppliers, many of whom sell their products exclusively to the Company. The Company expanded its operations internationally in 1995.

         The following is a brief description of the Company's subsidiaries, each of which is wholly-owned except as indicated:

       o Dallas Woodcraft, Inc. ("DWC"), manufactures framed artwork and mirrors using custom-designed equipment.

       o GIA, Inc. ("GIA") and Homco, Inc. ("Homco") manufacture various types of molded plastic products using custom-designed equipment. On February 1, 2000, the Company announced that it would combine its two separate injection molding facilities into a single facility at GIA in Grand Island, Nebraska. (See Note 5.)

       o Laredo Candle Company, L.L.P. ("Laredo Candle"), which is owned 60% by the Company, recently was established and began manufacturing candles in late 1999.

       o Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to the international Displayers.

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

         These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday and every quarter consists of thirteen weeks. The last days of the quarter ended March 31, 1999 and 2000 in the accompanying unaudited consolidated financial information were April 3, 1999 and April 1, 2000, respectively.

         The consolidated financial information as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of March 31, 2000, and its operating results, comprehensive income and cash flows for the three months ended March 31, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

3.       INVENTORIES

         Inventories consisted of the following as of December 31, 1999 and March 31, 2000 (in thousands):

                                               DECEMBER 31, 1999         MARCH 31, 2000
                                               ------------------        --------------
                                                                          (UNAUDITED)
Raw materials ..............................   $            7,085        $        8,102
Work in process ............................                2,598                 1,878
Finished goods .............................               33,033                31,792
                                               ------------------        --------------
                                               $           42,716        $       41,772
                                               ==================        ==============

         As of December 31, 1999 and March 31, 2000, raw materials include an allowance of $593,000 and $481,000 for obsolete materials, and finished goods include a net realizable value provision of $749,000 at the end of each period presented.

4.       OTHER CURRENT LIABILITIES

         Other current liabilities consisted of the following as of December 31, 1999 and March 31, 2000 (in thousands):

                                               DECEMBER 31, 1999         MARCH 31, 2000
                                               ------------------        --------------
                                                                           (UNAUDITED)
Interest payable ...........................   $            2,289        $        6,750
Accrued compensation .......................                2,803                 4,238
Employee benefit plan contributions ........                1,190                 1,356
Sales tax payable ..........................                2,644                 3,622
Other current liabilities ..................                2,392                 3,718
                                               ------------------        --------------
                                               $           11,318        $       19,684
                                               ==================        ==============

5.       CONSOLIDATION OF HOMCO INTO GIA

         On February 1, 2000, the Company announced that it would combine its Homco manufacturing operations with GIA's operations. On April 1, 2000, the Company discontinued operations at the Homco manufacturing and warehouse facility in McKinney, Texas and transferred operations to GIA in Grand Island, Nebraska. The Company has estimated that it will incur approximately $1,027,000 of non-recurring costs related to the combination of Homco's operations into GIA. This charge is reflected as restructing expense in the accompanying statement of operations for the three months ended March 31, 2000.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6.        SEGMENT REPORTING

          The Company's reportable segments are based upon functional lines of business as follows:

       o Home Interiors ("HI") - direct seller of home decorative accessories in the United States;

       o Manufacturing - manufactures framed artwork and mirrors, as well as various types of molded plastic products and candles, for Home Interiors; and

       o International - direct seller of home decorative accessories in Mexico and Puerto Rico.

         The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization, less gains on the sale of assets, plus stock option expense and restructuring expense ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information used by the chief operating decision-maker about reportable segments of the Company as of and for the three months ended March 31 (in thousands):


                               HI               MANUFACTURING           INTERNATIONAL          ELIMINATIONS          CONSOLIDATED
                          -------------         -------------           -------------          ------------          ------------

1999
----
Net sales                 $    116,443          $     25,085          $      1,493           $    (26,273)          $    116,748
EBITDA                          16,853                 6,035                   (86)                  (925)                21,877
Total assets                   132,040                32,549                  (482)               (28,698)               135,409
Capital expenditures(1)            733                   525                     1                     --                  1,259



2000
----
Net sales                 $    120,093          $     20,479          $      2,837           $    (22,288)          $    121,121
EBITDA                          13,946                 3,756                    66                    311                 18,079
Total assets                   148,357                34,873                  (237)               (30,134)               152,859
Capital expenditures(1)         16,696                   272                    12                     --                 16,980

(1) Additional capital expenditures of $249,000 and $36,000 were paid by the minority owner of Laredo Candle in the three months ended March 31, 1999 and 2000.

          The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the three months ended March 31 (in thousands):


                                                                    1999                   2000
                                                                ------------           ------------
EBITDA ...............................................          $     21,877           $     18,079
Depreciation and amortization ........................                  (907)                  (976)
Gains on the sale of assets ..........................                    --                      2
Stock option expense .................................                  (481)                  (128)
Restructing expense ..................................                    --                 (1,027)
Interest income ......................................                   774                    621
Interest expense .....................................               (11,261)               (11,131)
Other income (expense), net ..........................                    70                   (593)
                                                                ------------           ------------


Income before income taxes ...........................          $     10,072           $      4,847
                                                                ============           ============

7. RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board voted to delay the effective date for implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after June 15, 2000. The Company will adopt this new standard in the first quarter of fiscal 2001 and it has not yet determined the effect the new standard will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes as of and for the year ended December 31, 1999, included in its Form 10-K. Unless otherwise mentioned, all references to the number of Displayers, number of orders shipped, and average order size, relate to domestic sales activity only.

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

         All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) loss of Displayers; (ii) loss or retirement of key members of management; (iii) imposition of state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) unexpected delays or problems associated with the completion of the Company's new warehouse and distribution facility; (vii) the success of the Company's new program designed to better reward hostesses ("Hostesses") of home shows conducted by Displayers; and (viii) unexpected delays or problems associated with integration and implementation of the Company's automated order fulfillment system. Many of these factors will be beyond the control of the Company.

         Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

COMPANY BACKGROUND

         The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. As of March 31, 2000, the Company sold its products to approximately 64,700 active Displayers located in the United States; the Company is also represented in Mexico and Puerto Rico. Displayer productivity also fluctuates from time to time based on length of service, training, seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales. The Company offers a variety of discounts and incentives to Displayers. The amount and timing of discounts and incentives vary from year to year. The cost of discounts is reflected in the Company's net sales while the cost of incentives is reflected in selling expense.

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

         Historically, the Company has benefited from relatively stable gross profit and operating profit margins. The Company has steadily improved its gross profit margin since mid-1997, when the markup on all new products was increased. Prior to that time, the Company seldom changed product markups. During 1999, the Company initiated a plan to broaden its product line with new product categories which are targeted to appeal to a broader market. The Company also is reviewing its pricing policies and, in the future, may purchase a larger percentage of products directly from overseas vendors, which the Company believes will improve its gross profit margins. The Company experienced significant manufacturing inefficiencies in the latter half of 1999 and in the first quarter of

2000. While the manufacturing inefficiencies have been identified and corrective cost reduction actions have been taken, the Company believes that, primarily as a result of continued volume declines, margin deterioration will continue in 2000.

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

         In March 2000, the Company implemented a new Hostess program. The new Hostess program enables Hostesses to select merchandise from the entire product line rather than from a limited number of exclusive Hostess products offered under the previous Hostess program. Hostesses of shows that meet certain sales thresholds receive products with a value equal to 20% of the sales generated at the show. The Company's product line under the previous Hostess program included an exclusive line of non-commissionable, low-margin Hostess products. Because the Company altered the product mix covered by the new Hostess program to include one complete line of higher-margin, commissionable merchandise, the Company expects that the new Hostess program will result in higher gross profit margins for the Company, as well as higher selling expenses. In addition, as of March 2000, the Company no longer sells Hostess merits, which will result in an increase in general and administrative expenses due to a reduction in income from unredeemed Hostess merits. The Company believes that, in addition to simplifying the sales process, the new Hostess program will also benefit Displayers by increasing the product selection for Hostesses and customers. While the Company believes that the new Hostess program benefits Displayers, Hostesses and customers in numerous ways, the Company also realizes that training its Displayers on how to market the new Hostess program is critical. As a result, the Company plans to devote a substantial amount of resources during the remainder of 2000 to effectively train its Displayers in the new Hostess program.

RESULTS OF OPERATIONS

         The Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Net sales. Net sales increased $4.4 million, or 3.7%, to $121.1 million in the three months ended March 31, 2000 from $116.7 million in the comparable period in 1999. This growth primarily was attributable to an increase in the number of orders shipped, up 7.6% to 217,137 orders in the three months ended March 31, 2000 from 201,875 orders shipped in the comparable period in 1999. This growth more than offset a 4.6% reduction in the average order size of $545 in the three months ended March 31, 2000 from $571 in the comparable period in 1999. The change in composition and growth of the Displayer network is a major factor in the overall sales production; the average number of Displayers increased 30.9% to 66,500 in the three months ended March 31, 2000 from 50,800 in the comparable period in 1999. Growth in the Displayer base resulted in an increased percentage of less experienced and, therefore, less productive sales representation. Additionally, the Company experienced an unusual increase in sales immediately prior to the implementation of the new Hostess program in March 2000 as Hostesses redeemed their outstanding merits for low-margin, non-commissionable Hostess merchandise. The Company expects that the trend of more orders shipped and lower order sizes, each as compared to comparable historical periods, will continue throughout 2000 as a result of the factors discussed above.

         Gross profit. Gross profit remained flat at $60.5 million in the three months ended March 31, 2000 and $60.0 million in the comparable period in 1999. As a percentage of net sales, gross profit declined to 49.9% in the 2000 period from 51.4% in the 1999 period. While the Company has benefited from the introduction of new products with higher margins, manufacturing inefficiencies experienced in the latter half of 1999 continued in the first quarter of 2000. Most of the inefficiencies were related to product mix and low production volumes. While the manufacturing inefficiencies have been identified and corrective cost reduction actions have been taken, volume declines have continued. In response to these issues, the Company consolidated its Homco operations with its GIA operations to maximize operational efficiency and to absorb underutilized capacity that existed in its molded plastic manufacturing operations. The Company expects that the consolidation will generate new efficiencies in the production of molded plastic products. The Company made additional selective temporary and permanent work-force reductions in the first quarter of 2000 at DWC, GIA and Laredo Candle. In spite of the measures already taken to reduce costs, the Company expects that it may incur additional margin deterioration in 2000 as a result of these manufacturing related issues, primarily as a result of lower volumes.

         Selling expense. Selling expense decreased $1.0 million, or 4.7%, to $20.7 million in the three months ended March 31, 2000 from $21.7 million in the comparable period in 1999. As a percentage of net sales, selling expense decreased to 17.1% in the 2000 period from 18.6% in the 1999 period. This decrease was primarily attributable to lower reimbursed selling expenses, reduced incentive costs and lower bonus accrual for directors. The Company anticipates that the trend of lower incentive costs will continue throughout 2000 in line with the Company's intention to rely less on an incentive-driven sales strategy. The reduced level of expenses more than offset an increase in royalties paid, which began to increase in March 2000 in connection with the new Hostess program when substantially all products were made commissionable.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense increased $1.6 million, or 13.8%, to $12.7 million in the three months ended March 31, 2000 from $11.1 million in the comparable period in 1999. These costs were 10.5% of net sales in the 2000 period compared to 9.5% in the 1999 period. This increase was due primarily to higher warehouse and distribution expense in the 2000 period due to non-recurring facility costs and an increase in the number of orders shipped, which requires additional labor to service the higher level of ordering activity. The Company expects that the trend of higher operating costs will continue throughout 2000 until all of its warehouse and distribution centers have been consolidated, the automated order fulfillment system is fully operational and integration is complete.

         General and administrative expense. General and administrative expense increased $3.8 million, or 61.3%, to $10.0 million in the three months ended March 31, 2000 from $6.2 million in the comparable period in 1999. This increase was primarily due to higher costs related to personnel and professional fees, payment of credit card fees in connection with Home Online orders and other credit card transactions, increased depreciation and amortization expense, a reduction in income from unredeemed Hostess merits, and rent for the Company's new corporate headquarters, which began in January 2000. Sales force growth and modernization of the Company's computer systems required the Company to hire additional employees with specialized skills, which contributed to higher personnel costs.

         Restructuring expenses. Restructuring expenses consist of non-recurring costs related to the combination of Homco operations into GIA in the three months ended March 31, 2000.

         Other income (expense). Other income (expense) included an adjustment to expense in the three months ended March 31, 2000 of approximately $406,000 to adjust to market the knockout and option provisions of the Company's interest rate swap agreements.

         Income taxes. Income taxes decreased $2.3 million, or 55.4%, to $1.8 million in the three months ended March 31, 2000 from $4.1 million in the comparable period in 1999. Income taxes, as a percentage of income before income taxes, decreased to 38.0% in the 2000 period from 41.0% in the 1999 period. The Company believes that the effective income tax rate in the 2000 period will be consistent with its effective income tax rate for the year ended December 31, 2000.

SEGMENT PROFITABILITY

         The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico and Puerto Rico. International sales are directly attributable to the number of international Displayers the Company has selling its products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 6 to Unaudited Interim Consolidated Financial Statements.

         Consolidated net sales increased $4.4 million, or 3.7%, to $121.1 million in the three months ended March 31, 2000 from $116.7 million in the comparable period of 1999 due to the $3.6 million increase in the Company's domestic direct sales. International sales increased $1.3 million, or 87.1%, to $2.8 million in the three months ended March 31, 2000 from $1.5 million in the comparable period of 1999 due to expansion of the international Displayer network. Manufacturing related sales in the three months ended March 31, 2000 decreased $4.6 million, or 18.4%, to $20.5 million in the three months ended March 31, 2000 from $25.1 million in the comparable period of 1999 primarily due to volume declines in wood-framed prints and plastic products as a result of a higher percentage of candle sales relative to overall sales in the 2000 period.

         Consolidated EBITDA decreased $3.8 million, or 17.4%, to $18.1 million in the three months ended March 31, 2000 from $21.9 million in the comparable period of 1999 primarily due to higher general and administrative costs in the Company's domestic direct sales business and manufacturing inefficiencies in the 2000 period. Manufacturing related EBITDA decreased $2.2 million, or 37.8%, to $3.8 million in 2000 from $6.0 million in 1999 primarily due to lower production volumes and product mix. International EBITDA is not significant.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its historical requirements for capital through cash flow from operations. As a result of the borrowings under the Senior Credit Facility and the issuance of the Notes, the Company is subject to cash requirements which are significantly greater than its historical requirements. Net cash provided by operating activities decreased $2.6 million to $3.2 million in the three months ended March 31, 2000 from $5.8 million in the comparable period in 1999.

     The Company estimates that its capital expenditures for the year ended December 31, 2000 will increase significantly compared to 1999. In February 2000, the Company purchased an undivided 69% interest in a new warehouse and distribution facility for $14.7 million with the restricted cash proceeds received from the sale of substantially all of its owned properties and facilities in the Dallas area in December 1999. The Company's purchase of the undivided 69% interest in the new warehouse and distribution facility represented a signification portion of the $17.0 million of capital expenditures in the three months ended March 31, 2000. The Company is scheduled to purchase the remaining undivided 31% interest in the new warehouse and distribution facility no later than May 26, 2000, for approximately $6.7 million. Additionally, the Company expects to incur approximately $1.2 million in improvements to construct office space in the warehouse and distribution facility, which is expected to be completed by June 2000.

     The Company will use an automated order fulfillment system in the new warehouse and distribution facility, which is expected to cost approximately $11.0 million. The Company incurred $1.2 million in costs associated with the automated order fulfillment system in 1999, $900,000 in the three months ended March 31, 2000, and entered into a capital lease obligation of $6.2 million for certain automated equipment in April 2000. The Company expects to incur the remaining $2.7 million during the three months ended June 30, 2000 when the automated order fulfillment system becomes operational.

     The Company spent approximately $740,000 on its computer system and Internet capabilities in the first three months of 2000. The Company has engaged Vectrix.com, an e-commerce consulting firm, to assist the Company in enhancing its Internet capabilities, including improvements to the Home Online order entry system for Displayers. The Company plans to complete the initial phase of its e-commerce strategy with Vectrix, which consists primarily of enhancements to the business-to-business application, by September 1, 2000, at a cost of approximately $2.0 million. The Company currently expects to spend approximately $10.0 million on its computer system and Internet related strategy over the entire year.

     Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998, and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $40.0 million of revolving loans (the "Revolving Loans"), which mature on June 30, 2004. The Revolving Loans remained undrawn as of March 31, 2000.

     The Company paid a total of $12.0 million in debt service for the three months ended March 31, 2000, consisting of principal payments under the Senior Credit Facility of $6.2 million and interest under the Senior Credit Facility of approximately $5.8 million. The Company anticipates that its debt service requirements will total approximately $68.3 million in 2000, consisting of principal payments due under the Senior Credit Facility of approximately $27.2 million, interest due under the Senior Credit Facility of approximately $20.8 million and interest of approximately $20.3 million due on the Notes.

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. The Company prepaid $7.7 million on the term loans as of March 31, 1999. The Company was not required to make a mandatory prepayment on March 31, 2000. The Revolving Loans remained undrawn as of March 31, 2000. However, as a result of the timing and the magnitude of working capital requirements and capital expenditures, the Company may have to utilize the Revolving Loans at varying times during 2000, primarily to meet working capital needs and to make capital expenditures. The Company anticipates that use of the Revolving Loans, if any, will be on a short-term basis.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate risks on changes in interest rates, the Company uses derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's international operations are not significant, and as a result, changes in foreign currency exchange rates do not have a material effect on the Company. There are no material quantitative changes in market risk exposure as of March 31, 2000 when compared to December 31, 1999.

ENVIRONMENTAL ISSUES

     In 1989, DWC was named as a potentially responsible party ("PRP") based on alledgedly having sent 2,640 gallons of waste to the Chemical Recycling, Inc. facility in Wylie, Texas. The Company believes that DWC's share of the total cleanup costs based on a volumetric allocation would be less than one percent. In the future, DWC and the other PRPs, who are jointly and severally liable, may incur additional costs related to the cleanup of hazardous substances at the facility. DWC did not incur any cleanup related costs in 1996, 1997, 1998, 1999 or in the three months ended March 31, 2000. Because the site has been dormant for several years, the Company does not believe it is probable that any additional costs will be incurred and, accordingly, has not established any accruals for future cleanup costs at the site.

     In 1997, Homco was named as a PRP based on allegedly having transported hazardous substances to the Materials Recovery Enterprises, Inc. facility near Ovalo, Texas in Taylor County, Texas. In 1998, Homco paid an assessment of approximately $1,000 for liability at the facility. By agreement, Kraft Foods, Inc., a partial indemnitor to Homco, paid Homco 96.5% of this past assessment; assumed the future administration of the matter, including payment of future costs; and may, upon demand, request reimbursement from Homco for 3.5% of future costs. Although Homco remains jointly and severally liable for the remediation of the site, the Company believes that the probability that Homco will be required to pay more than a de minimis amount is remote.

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

RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board voted to delay the effective date for implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after June 15, 2000. The Company will adopt this new standard in the first quarter of fiscal 2001 and it has not yet determined the effect the new standard will have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Refer to information appearing under the subheading "Market-Sensitive Instruments and Risk Management" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is hereby incorporated by reference into this Item 3. All statements other than historical information incorporated into this Item 3 are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, the factors discussed in this report.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Issues" for information regarding legal proceedings which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit Number         Description

                  (27)              Financial Data Schedule

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HOME INTERIORS & GIFTS, INC.


By: /s/ KENNETH J. CICHOCKI
    -----------------------
Kenneth J. Cichocki
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Date: May 8, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27              Financial Data Schedule