Form 10-Q
period 2000-06-30
HOME INTERIORS & GIFTS INC
filed 2000-08-14
CIK 1067541

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                   ----------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

    As of August 14, 2000, the registrant had outstanding 15,240,218 shares of its common stock, $0.10 par value per share.

                          HOME INTERIORS & GIFTS, INC.

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Interim Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1999 and
     June 30, 2000....................................................................            3
  Consolidated Statements of Operations and Comprehensive Income
     for the three months and six months ended June 30, 1999 and 2000.................            4
  Consolidated Statements of Cash Flows for the six months ended
     June 30, 1999 and 2000...........................................................            5
  Notes to Unaudited Interim Consolidated Financial Statements........................            6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.................................................           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................           18

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings............................................................           19
Item 5.  Other Information............................................................           19
Item 6.  Exhibits and Reports on Form 8-K.............................................           19

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 2000
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS


                                                                                  DECEMBER 31,         JUNE 30,
                                                                                      1999              2000
                                                                                  ------------      ------------
                                                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents .................................................     $     32,406      $     14,300
  Accounts receivable, net ..................................................           13,885            14,510
  Inventories ...............................................................           42,716            38,247
  Deferred income tax benefit ...............................................            3,922             4,202
  Other current assets ......................................................            4,736             3,836
                                                                                  ------------      ------------
          Total current assets ..............................................           97,665            75,095

Property, plant and equipment, net ..........................................           30,473            58,630
Restricted cash .............................................................           14,590                --
Investments .................................................................            1,668             1,690
Debt issuance costs, net ....................................................           15,881            14,328
Other assets ................................................................            1,264             1,039
                                                                                  ------------      ------------

          Total assets ......................................................     $    161,541      $    150,782
                                                                                  ============      ============

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ..........................................................     $     20,986      $     20,653
  Accrued seminars and incentive awards .....................................           14,146            10,548
  Royalties payable .........................................................            9,771             4,271
  Hostess prepayments .......................................................            8,687             2,500
  Income taxes payable ......................................................            2,858                --
  Current maturities of long-term debt and capital lease obligations ........           27,308            30,897
  Other current liabilities .................................................           11,318            13,968
                                                                                  ------------      ------------
          Total current liabilities .........................................           95,074            82,837

Long-term debt and capital lease obligations, net of current maturities .....          428,238           419,439
Other liabilities ...........................................................            6,443             6,465
                                                                                  ------------      ------------

          Total liabilities .................................................          529,755           508,741
                                                                                  ------------      ------------

Minority interest ...........................................................            2,972             3,706

Commitments and contingencies  (See Note 10)

Shareholders' deficit:
   Preferred stock, 10,000 shares authorized ................................               --                --
   Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,240,218 shares issued and outstanding ...................            1,524             1,524
   Additional paid-in capital ...............................................          179,975           180,299
   Accumulated deficit ......................................................         (552,726)         (543,396)
   Other ....................................................................               41               (92)
                                                                                  ------------      ------------
          Total shareholders' deficit .......................................         (371,186)         (361,665)
                                                                                  ------------      ------------

          Total liabilities and shareholders' deficit .......................     $    161,541      $    150,782
                                                                                  ============      ============


   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                             --------------------------      --------------------------
                                                                1999            2000            1999            2000
                                                             ----------      ----------      ----------      ----------
Net sales ..............................................     $  126,234      $  104,932      $  242,982      $  226,053
Cost of goods sold .....................................         60,279          48,996         116,991         109,640
                                                             ----------      ----------      ----------      ----------
Gross profit ...........................................         65,955          55,936         125,991         116,413
Selling, general and administrative:
  Selling ..............................................         20,642          18,017          42,361          38,705
  Freight, warehouse and distribution ..................         12,501          12,802          23,634          25,467
  General and administrative ...........................          6,398           8,273          12,612          18,294
  Gains on the sale of assets ..........................             --          (2,711)             --          (2,713)
  Stock option expense .................................            267             196             748             324
  Restructuring expense ................................             --              --              --           1,027
                                                             ----------      ----------      ----------      ----------
          Total selling, general and administrative ....         39,808          36,577          79,355          81,104
                                                             ----------      ----------      ----------      ----------
Operating income .......................................         26,147          19,359          46,636          35,309
Other income (expense):
  Interest income ......................................            595             494           1,369           1,115
  Interest expense .....................................        (11,063)        (11,268)        (22,324)        (22,399)
  Other income (expense), net ..........................           (176)          1,074            (106)            480
                                                             ----------      ----------      ----------      ----------
          Other income (expense), net ..................        (10,644)         (9,700)        (21,061)        (20,804)
                                                             ----------      ----------      ----------      ----------
Income before income taxes .............................         15,503           9,659          25,575          14,505
Income taxes ...........................................          6,485           3,333          10,615           5,175
                                                             ----------      ----------      ----------      ----------
Net income .............................................          9,018           6,326          14,960           9,330
   Cumulative translation adjustment ...................            (54)           (165)            218            (133)
                                                             ----------      ----------      ----------      ----------
Comprehensive income ...................................     $    8,964      $    6,161      $   15,178      $    9,197
                                                             ==========      ==========      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                                     --------
                                                                                               1999            2000
                                                                                            ----------      ----------
Cash flows from operating activities:
Net income ............................................................................     $   14,960      $    9,330
                                                                                            ----------      ----------
Adjustments  to  reconcile  net income to net cash (used in) provided by operating activities:
  Depreciation and amortization .......................................................          1,815           2,285
  Amortization of debt issuance costs .................................................          1,596           1,553
  Provision for doubtful accounts .....................................................            278             894
  Provision for losses on inventories .................................................             --           1,268
  Gains on the sale of assets .........................................................             --          (2,713)
  Stock option expense ................................................................            748             324
  Equity in earnings of an affiliate ..................................................            (62)            (22)
  Deferred tax expense (benefit) ......................................................            176            (280)
  Minority interest ...................................................................             --              92
  Changes in assets and liabilities:
    Accounts receivable ...............................................................         (4,572)         (1,508)
    Inventories .......................................................................        (10,318)          3,201
    Other current assets ..............................................................         (1,245)            900
    Other assets ......................................................................             53              --
    Accounts payable ..................................................................         (4,328)           (333)
    Income taxes payable ..............................................................         (1,277)         (2,858)
    Other accrued liabilities .........................................................            780         (11,671)
                                                                                            ----------      ----------
        Total adjustments .............................................................        (16,356)         (8,868)
                                                                                            ----------      ----------
        Net cash (used in) provided by operating activities ...........................         (1,396)            462
                                                                                            ----------      ----------

Cash flows from investing activities:
  Purchases of property, plant, and equipment .........................................         (5,009)        (26,619)
  Payments received on notes receivable ...............................................          3,089             189
  Purchase of property, plant, and equipment by the minority owner of Laredo Candle ...         (1,229)            (19)
  Proceeds from the sale of property, plant, and equipment ............................             --           5,407
  Decrease in restricted cash .........................................................             --          14,590
                                                                                            ----------      ----------
        Net cash used in investing activities .........................................         (3,149)         (6,452)
                                                                                            ----------      ----------

Cash flows from financing activities:
  Proceeds from issuance of Company common stock ......................................            100              --
  Capital contribution from the minority owner of  Laredo Candle ......................          1,298             642
  Payments under the Senior Credit Facility ...........................................        (20,355)        (12,625)
                                                                                            ----------      ----------
          Net cash used in financing activities .......................................        (18,957)        (11,983)
                                                                                            ----------      ----------

Effect of cumulative translation adjustment ...........................................            218            (133)
                                                                                            ----------      ----------
Net decrease in cash and cash equivalents .............................................        (23,284)        (18,106)
Cash and cash equivalents at beginning of year ........................................         41,024          32,406
                                                                                            ----------      ----------
Cash and cash equivalents at end of  period ...........................................     $   17,740      $   14,300
                                                                                            ==========      ==========


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

         The Company has been located in Dallas, Texas since its inception in 1957. The Company manufactures approximately 30% of its products and purchases the remainder of its product line from a select group of independent suppliers, many of whom sell their products exclusively to the Company. The Company expanded its operations internationally in 1995.

         The following is a brief description of the Company's principal subsidiaries, each of which is wholly owned:

     o Dallas Woodcraft, Inc. ("DWC") manufactures framed artwork and mirrors using custom-designed equipment.

     o GIA, Inc. ("GIA") and Homco, Inc. ("Homco") manufacture various types of molded plastic products using custom-designed equipment. On April 3, 2000, the Company combined its two separate injection molding facilities into a single facility at GIA in Grand Island, Nebraska. (See Note 8.)

     o Laredo Candle Company, L.L.P. ("Laredo Candle") began manufacturing candles in late 1999. (See Note 6).

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

         These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday and every quarter consists of thirteen weeks. The last days of the quarter ended June 30, 1999 and 2000 in the accompanying unaudited consolidated financial information were July 3, 1999 and July 1, 2000.

         The consolidated financial information as of June 30, 2000 and for the three months and six months ended June 30, 1999 and 2000 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 2000, its operating results and comprehensive income for the three months and six months ended June 30, 1999 and 2000, and its cash flows for the six months ended June 30, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

         These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the SEC.

3.       INVENTORIES

         Inventories consisted of the following as of December 31, 1999 and June 30, 2000 (in thousands):

                                             DECEMBER 31,   JUNE 30, 2000
                                                1999        -------------
                                             -----------     (UNAUDITED)
Raw materials ..........................     $     7,085     $     6,638
Work in process ........................           2,598           2,105
Finished goods .........................          33,033          29,504
                                             -----------     -----------
                                             $    42,716     $    38,247
                                             ===========     ===========

         As of December 31, 1999 and June 30, 2000, raw materials include an allowance of $593,000 and $225,000 for obsolete materials, and finished goods include a net realizable value provision of $749,000 and $1,131,000.

4.       CAPITAL LEASE OBLIGATIONS

         In December 1999, the Company entered into capital leases with Bank One Leasing for certain equipment associated with the automated order fulfillment system located at the new warehouse and distribution facility. The lessor funded the equipment purchase when construction of the automated order fulfillment system was completed in April 2000. The initial term of each of the leases is seven years. Interest is imputed at approximately 7.06% per annum. Total estimated cost of the equipment is approximately $6.2 million. The Company also leases certain office furniture and equipment under capital lease obligations. Future minimum lease payments for the Company's assets held under capital lease obligations as of June 30, 2000 are as follows (in thousands):

           Years ending December 31:
           ------------------------
           2000........................................................    $   854
           2001........................................................      1,708
           2002........................................................      1,708
           2003 .......................................................      1,500
           2004 .......................................................      1,350
           Thereafter..................................................      3,159
                                                                           -------
           Total minimum lease obligations.............................    $10,279
           Less: amounts representing interest.........................     (1,909)
                                                                           -------
           Present value of minimum lease obligations..................    $ 8,370
           Less current maturities.....................................     (1,218)
                                                                           -------
           Long-term capital lease obligations at June 30, 2000 .......    $ 7,152
                                                                           =======


5.       OTHER CURRENT LIABILITIES


         Other current liabilities consisted of the following as of December 31, 1999 and June 30, 2000 (in thousands):


                                             DECEMBER 31,   JUNE 30, 2000
                                                1999        -------------
                                             -----------     (UNAUDITED)

Interest payable .........................   $     2,289     $     2,464
Accrued compensation .....................         2,803           3,453
Employee benefit plan contributions ......         1,190           1,675
Sales tax payable ........................         2,644           2,248
Other current liabilities ................         2,392           4,128
                                             -----------     -----------
                                             $    11,318     $    13,968
                                             ===========     ===========


6.       LAREDO CANDLE COMPANY

         On July 3, 2000, Spring Valley Scents, Inc. ("SVS"), a wholly owned subsidiary of the Company, purchased the remaining 40% ownership interest of Laredo Candle not owned by the Company from the minority owner for $8.7 million in cash. Of the total purchase price, $900,000 is held in escrow and is subject to offset if certain EBITDA performance standards are not satisfied by Laredo Candle during the twelve months ending June 30, 2001.

7.       AMENDMENT TO THE SENIOR CREDIT FACILITY

         Effective July 3, 2000, the Company amended the terms of its Senior Credit Facility primarily to authorize the purchase by SVS of the minority owner's interest in Laredo Candle and to provide for a future increase in the Company's Revolving Loans from $40.0 million to up to $70.0 million (with any such increase to be effective only at the request of the Company and subject to, among other conditions, the agreement of the requisite lenders to participate in such increase).

8.       CONSOLIDATION OF HOMCO INTO GIA

         On April 1, 2000, the Company discontinued operations at Homco's manufacturing and warehouse facility in McKinney, Texas and transferred operations to GIA's facility in Grand Island, Nebraska. The Company estimated that it would incur approximately $1,027,000 of non-recurring costs related to the combination of Homco's operations into GIA and recorded a charge to restructuring expense of this amount in its Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2000. There were no significant changes to this estimate during the three months ended June 30, 2000.

         On May 15, 2000, the Company sold Homco's manufacturing and warehouse facility to Donald J. Carter, Jr., the Company's Chairman of the Board and Chief Executive Officer, for approximately $3.7 million. The Company used the proceeds from the sale, together with approximately $1.7 million in proceeds from the sale of another property, to purchase a portion of an undivided interest in the Company's new warehouse and distribution facility. The Company expects that the sale of these properties, in exchange for the purchase of an undivided interest in the Company's new warehouse and distribution facility, will qualify as a
Section 1031 like-kind exchange under the Internal Revenue Code. The Company recorded a pre-tax gain of approximately $5.4 million in the three months ended June 30, 2000, on the sale of these properties for financial reporting purposes.

9.       INTEREST RATE SWAP AGREEMENTS

         In May 2000, the Company terminated the swap portion of a $75.0 million interest rate swap and received approximately $1.0 million, which resulted in a deferred gain of approximately $722,000 on the transaction. The gain has been recorded as a long-term liability and will be amortized over the remaining term of the swap as an adjustment to interest expense. The option portion of this instrument is still outstanding and had a fair market value of $720,000 at June 30, 2000 and is included in long-term liabilities.

         In addition, during the first six months of 2000, three other interest rate swap agreements expired and the bank that was a party to such agreements did not exercise its option to renew the agreements. There were no significant gains or losses recorded on the expiration of these three agreements.

10.      REORGANIZATION ACTIVITIES


         On August 1, 2000, the Company announced its plans to relocate approximately one-half of its headquarters employees to office space in its consolidated distribution facility. The Company considers a portion of its approximately $3.2 million build-out costs and its approximate $1.6 million in annual rental costs attributable to its headquarters to be redundant as a result of this reorganization. The Company intends to sub-lease its unoccupied office space as soon as possible. Future charges, if any, for impairment of the build-out costs and for rental costs in excess of rental income will be based on the terms of sub-lease agreements.

         The Company's previously announced plan to consolidate its several distribution centers into a single facility was contingent upon timely integration and implementation of its automated order fulfillment system. The Company has encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. The Company has hired consultants to identify and correct any system design problems and to improve the overall productivity of the consolidated distribution facility. The Company anticipates that it will incur additional capital expenditures to improve the operational effectiveness of the automated order fulfillment system. The Company continues to operate two of its older manual order fulfillment distribution facilities. One distribution facility will remain operational until October 2000 when its manual operation will be moved into the consolidated distribution facility. The Company has extended the lease term on the other manual distribution facility for a period of five years, which was the minimum term permitted by the landlord. Annual rentals on this facility are approximately $250,000. The Company intends to sub-lease that facility once the automated order fulfillment system and consolidated distribution facility are fully operational. The inability to sub-lease the manual distribution facility for an amount equal to or in excess of the remaining rents may result in a non-recurring charge.

         As a result of these issues, the Company anticipates that it will incur significant costs to maintain and operate duplicate distribution facilities. The Company intends to reduce the number of SKUs it currently offers in a further effort to improve the operational effectiveness of the consolidated distribution facility. The Company estimates that its related costs will be between $8 million and $15 million in 2000 in connection with its reorganization and distribution-related activities relating to staff reductions, the accelerated liquidation of excess SKUs, the operation of multiple facilities and costs associated with improving the operational effectiveness of the automated order fulfillment system.

11.      SEGMENT REPORTING

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

         The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization, less gains on the sale of assets, plus stock option expense and restructuring expense ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information used by the chief operating decision-maker about reportable segments of the Company as of and for the three months and six months ended June 30 1999 and 2000 (in thousands):

THREE MONTHS ENDED
      JUNE 30:                HI          MANUFACTURING    INTERNATIONAL      ELIMINATIONS         CONSOLIDATED
      --------            ---------       -------------    -------------      ------------         ------------
1999
----
Net sales                 $ 125,381           $ 22,232         $ 2,040         $ (23,419)           $ 126,234
EBITDA                       21,605              5,635              91                (9)              27,322


2000
----
Net sales                 $ 103,241           $ 18,997         $ 3,385         $ (20,691)           $ 104,932
EBITDA                       13,465              4,464             235               (11)              18,153


 SIX MONTHS ENDED
      JUNE 30:                HI          MANUFACTURING    INTERNATIONAL      ELIMINATIONS         CONSOLIDATED
      --------            ---------       -------------    -------------      ------------         ------------


1999
----
Net sales                 $ 241,824           $ 47,317         $ 3,533         $ (49,692)           $ 242,982
EBITDA                       38,458             11,670               5              (934)              49,199
Total assets                112,342             38,146             588           (26,428)             124,648
Capital expenditures (1)      2,408              2,591              10                --                5,009


2000
----
Net sales                 $ 223,335           $ 39,474         $ 6,223         $ (42,979)           $ 226,053
EBITDA                       27,411              8,219             301               301               36,232
Total assets                143,275             54,933             206           (47,632)             150,782
Capital expenditures (1)     22,244              4,362              13                --               26,619



(1) Additional capital expenditures of $1.2 million and $19,000 were paid by the minority owner of Laredo Candle in the six months ended June 1999 and 2000.

         The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the three months and six months ended June 30, 1999 and 2000 (in thousands):


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                                      --------                        --------
                                                1999            2000            1999            2000
                                             ----------      ----------      ----------      ----------
EBITDA .................................     $   27,322      $   18,153      $   49,199      $   36,232
Depreciation and amortization ..........           (908)         (1,309)         (1,815)         (2,285)
Gains on the sale of assets ............             --           2,711              --           2,713
Stock option expense ...................           (267)           (196)           (748)           (324)
Restructuring expense ..................             --              --              --          (1,027)
Interest income ........................            595             494           1,369           1,115
Interest expense .......................        (11,063)        (11,268)        (22,324)        (22,399)
Other income (expense), net ............           (176)          1,074            (106)            480
                                             ----------      ----------      ----------      ----------
Income before income taxes .............     $   15,503      $    9,659      $   25,575      $   14,505
                                             ==========      ==========      ==========      ==========

12.      RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

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

         All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) loss of Displayers; (ii) loss or retirement of key members of management; (iii) imposition of state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of the Company's new program designed to better reward hostesses ("Hostesses") of home shows conducted by Displayers; and (vii) unexpected or increased delays or problems associated with integration and implementation of the Company's automated order fulfillment system and operational effectiveness of the Company's consolidated distribution facility. Many of these factors will be beyond the control of the Company.

         Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

COMPANY BACKGROUND

         The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. As of June 30, 2000, the Company sold its products to approximately 60,900 active Displayers located in the United States. The Company is also represented in Mexico and Puerto Rico. Displayer productivity fluctuates from time to time based on length of service, training, seasonality and special marketing programs, which offer Displayers incentives and discounts timed to generate additional sales. The Company traditionally has offered a variety of discounts, promotions and incentives to Displayers. The amount and timing of discounts, promotions and incentives vary from year to year. The cost of discounts is reflected in the Company's net sales while the cost of promotions and incentives is reflected in selling expense.

         In March 2000, the Company implemented a new Hostess program. The new Hostess program enables Hostesses to select merchandise from the entire product line rather than from a limited number of exclusive Hostess products offered under the previous Hostess program. Hostesses of shows that meet certain sales thresholds receive products with a value equal to 20% of the sales generated at the show. The Company's product line under the previous Hostess program included an exclusive line of non-commissionable, low-margin Hostess products. Because the Company altered the product mix covered by the new Hostess program to include one complete line of higher-margin, commissionable merchandise, the Company experienced higher gross profit margins and higher selling expenses in the three months ended June 30, 2000 as compared to the comparable period of 1999. In addition, as of March 2000, under the new Hostess program the Company no longer sells or utilizes Hostess merits, which resulted in an increase in general and administrative expenses due to the reduction in income from unredeemed Hostess merits. The Company believes that, in addition to simplifying the sales process, the new Hostess program will also benefit Displayers by increasing the product selection for Hostesses and customers. While the Company believes that the new Hostess program benefits Displayers, Hostesses and customers in numerous ways, the Company also recognizes that training its Displayers on how to most effectively market the new Hostess program is critical. As a result, the Company devoted a substantial amount of time during the second quarter of 2000 to effectively train its Displayers in the new Hostess program and to develop improved training materials for the program.

         The Company's ability to maintain its sales volume and to achieve growth depends upon its ability to attract, train and retain a significant number of new Displayers each year. The Company's average annual Displayer turnover of approximately 42% during the last three fiscal years increased significantly to approximately 90% for the twelve months ended June 30, 2000. While this recent level of sales representative turnover is relatively common in the direct sales industry, it is unusual for the Company. Although numerous other general and economic factors might affect Displayer turnover, the Company believes that new Displayers are generally among the least productive Displayers and that the majority of Displayers who become inactive in any particular year are Displayers recruited in that year or in the immediately preceding year. The Company believes that the recent increase in Displayer turnover is due to the adoption of revised recruiting and training criteria in early 1999, and, to a lesser extent, a change in the policy in 2000 that requires a Displayer to place an order at least once in each quarter to be considered "active." Among other things, the Company increased its efforts to recruit new Displayers in early 1999 by reducing initial purchase requirements and time commitments and by lowering certain other barriers to becoming a Displayer. These changes resulted in a significant increase in the number of new Displayers, and the active Displayer base grew from 50,100, as of December 31, 1998, to 68,300, as of December 31, 1999. This growth resulted in a greater percentage of newer, less experienced, and, therefore, less productive sales representation. Additionally, in June 1999, the Company lowered its minimum order requirements, and experienced a further decline in Displayer productivity, reflected primarily in lower average order sizes. The Company believes that many of the new Displayers recruited in 1999 were former Hostesses who became Displayers in order to purchase merchandise at a discount. A majority of these personal purchases occurred during the seasonal period in the fourth quarter of 1999. As of June 30, 2000, the active Displayer base was 60,900, which was less than the 61,400 active Displayers as of June 30, 1999.

         In connection with training its Displayers on the new Hostess program, the Company is in the process of re-establishing productivity standards and higher expectations for its new Displayers through a more targeted training program. While the Company intends to improve its training focus, it realizes that training is an intensive process that may take time away from potential sales activity. The Company believes that this factor, combined with fewer and less productive Displayers than the prior year, will result in lower sales during the remainder of 2000 as compared to the comparable period in 1999.

REORGANIZATION ACTIVITIES

         On August 1, 2000, the Company announced its plans to relocate approximately one-half of its headquarters employees to office space in its consolidated distribution facility. The Company considers a portion of its approximately $3.2 million build-out costs and its approximate $1.6 million in annual rental costs attributable to its headquarters to be redundant as a result of this reorganization. The Company intends to sub-lease its unoccupied office space as soon as possible. Future charges, if any, for impairment of the build-out costs and for rental costs in excess of rental income will be based on the terms of sub-lease agreements.

         The Company's previously announced plan to consolidate its several distribution centers into a single facility was contingent upon timely integration and implementation of its automated order fulfillment system. The Company has encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. The Company has hired consultants to identify and correct any system design problems and to improve the overall productivity of the consolidated distribution facility. The Company anticipates that it will incur additional capital expenditures to improve the operational effectiveness of the automated order fulfillment system. The Company continues to operate two of its older manual order fulfillment distribution facilities. One distribution facility will remain operational until October 2000 when its manual operation will be moved into the consolidated distribution facility. The Company has extended the lease term on the other manual distribution facility for a period of five years, which was the minimum term permitted by the landlord. Annual rentals on this facility are approximately $250,000. The Company intends to sub-lease that facility once the automated order fulfillment system and consolidated distribution facility are fully operational. The inability to sub-lease the manual distribution facility for an amount equal to or in excess of the remaining rents may result in a non-recurring charge.

         As a result of these issues, the Company anticipates that it will incur significant costs to maintain and operate duplicate distribution facilities. The Company intends to reduce the number of skills it currently offers in a further effort to improve the operational effectiveness of the consolidated distribution facility. The Company estimates that its related costs will be between $8 million and $15 million in 2000 in connection with its reorganization and distribution-related activities relating to staff reductions, the accelerated liquidation of excess SKUs, the operation of multiple facilities and costs associated with improving the operational effectiveness of the automated order fulfillment system.

RESULTS OF OPERATIONS

         The Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

         Net sales. Net sales decreased $21.3 million, or 16.9%, to $104.9 million in the three months ended June 30, 2000 from $126.2 million in the comparable period in 1999. Although the average number of active Displayers increased 11.2% to 62,800 in the three months ended June 30, 2000 from 56,500 in the comparable period in 1999, the number of active Displayers declined 5.9% from 64,700 at March 31, 2000 to 60,900 at June 30, 2000. Orders per Displayer dropped 25.0% from 4.4 in the 1999 period to 3.3 in the 2000 period, which resulted in a decrease in the number of orders shipped, down 15.8% to 206,919 orders in the three months ended June 30, 2000 from 245,877 orders shipped in the comparable period in 1999. Additionally, the average order size declined 2.8% to $491 in the three months ended June 30, 2000 from $505 in the comparable period in 1999.

         The Company believes that Displayer productivity in the three months ended June 30, 2000 was impacted by a change in the Company's incentive-driven sales strategy. Although the Company believes that its Displayers depend upon a certain level of discounts, promotions and incentives, the Company provided no significant discounts, promotions or incentives during the three months ended June 30, 2000, primarily in an effort to emphasize the new Hostess program. The Company devoted a substantial amount of time during the second quarter of 2000 to effectively train its Displayers in the new Hostess program and to develop improved training materials for the program. Focused training will continue through the remainder of 2000. Additionally, the Company intends to return to more of an incentive-driven sales strategy in order to improve Displayer productivity.

         Displayer productivity was also impacted by a significant decline in the historical merchandise fulfillment rate during the three months ended June 30, 2000. The Company believes many factors have contributed to the increase in the percentage of items within each order that are not shipped to the Displayer. These factors include, but are not limited to, an increase in the number of product SKUs to a level that exceeds the capacity of the Company's distribution facilities; an increased reliance on products manufactured overseas that require longer lead times than products manufactured by domestic suppliers; the use of less efficient temporary laborers in the distribution centers due to the problems experienced in the consolidated distribution facility; and the inability of certain domestic suppliers to deliver sufficient products in a timely manner primarily as a result of their working capital constraints.

         Gross profit. Gross profit decreased $10.1 million to $55.9 million in the three months ended June 30, 2000 from $66.0 million in the comparable period in 1999. As a percentage of net sales, gross profit increased to 53.3% in the 2000 period from 52.2% in the 1999 period. The increase in gross profit percentage was primarily due to the change to the new Hostess program that altered the product mix to more high-margin products and significantly fewer discounts in the 2000 period as a result of less reliance on an incentive-driven sales strategy during that period, partially offset by an increase in the provision for obsolete inventory of $1.1 million.

         Selling expense. Selling expense decreased $2.6 million, or 12.7%, to $18.0 million in the three months ended June 30, 2000 from $20.6 million in the comparable period in 1999. As a percentage of net sales, selling expense increased to 17.2% in the 2000 period from 16.4% in the 1999 period. This increase was primarily attributable to the higher effective commission rates, which began to increase in March 2000 in connection with the implementation of the new Hostess program when substantially all products were made commissionable.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense increased $0.3 million, or 2.4%, to $12.8 million in the three months ended June 30, 2000 from $12.5 million in the comparable period in 1999. These costs were 12.2% of net sales in the 2000 period compared to 9.9% in the 1999 period. This increase was primarily due to duplicate facility costs, the use of less efficient temporary labor to operate duplicate facilities, and an increase in the percentage of heavier items shipped in the 2000 period. In addition, certain of the Company's freight expenses are fixed, and do not decrease as a result of reduced shipments. The Company expects that the trend of higher operating costs as a percentage of net sales will continue throughout 2000.

         General and administrative expense. General and administrative expense increased $1.9 million, or 29.3%, to $8.3 million in the three months ended June 30, 2000 from $6.4 million in the comparable period in 1999. This increase was due primarily to credit card fees in connection with the Company's internet-based order entry system, Home Online, increased depreciation and amortization expense as a result of a higher level of capital expenditures, a reduction in income from unredeemed Hostess merits, rent for the Company's new corporate headquarters which began in January 2000, and an increase in the allowance for doubtful accounts.

         Other income (expense). Other income (expense) included an adjustment to income in the three months ended June 30, 2000 of approximately $945,000 to adjust to fair market value the option provisions of the Company's interest rate swap agreements.

         Income taxes. Income taxes decreased $3.2 million, or 48.6%, to $3.3 million in the three months ended June 30, 2000 from $6.5 million in the comparable period in 1999. Income taxes, as a percentage of income before income taxes, decreased to 34.5% in the 2000 period from 41.8% in the 1999 period. The effective income tax rate for the 2000 period was impacted by the sale of certain assets and the disposition of obsolete inventory.

         The Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

         Net sales. Net sales decreased $16.9 million, or 7.0%, to $226.1 million in the six months ended June 30, 2000 from $243.0 million in the comparable period in 1999. Although the average number of active Displayers increased 18.9% to 64,700 in the six months ended June 30, 2000 from 54,400 in the comparable period in 1999, this growth has resulted in an increased percentage of less experienced and, therefore, less productive Displayers. Orders per Displayer dropped 19.5% from 8.2 in the 1999 period to 6.6 in the 2000 period, which resulted in a decrease in the number of orders shipped, down 5.3% to 424,056 orders in the six months ended June 30, 2000 from 447,752 orders shipped in the comparable period in 1999. This decline was coupled with a 3.2% reduction in the average order size to $518 in the six months ended June 30, 2000 from $535 in the comparable period in 1999. As previously discussed, Displayer productivity was impacted by fewer discounts, promotions and incentives and the decline in the merchandise fulfillment rate in the second quarter of 2000.

         Gross profit. Gross profit decreased $9.6 million to $116.4 million in the six months ended June 30, 2000 from $126.0 million in the comparable period in 1999. As a percentage of net sales, gross profit decreased to 51.5% in the 2000 period from 51.9% in the 1999 period. While the Company's gross profit margins have improved as a result of the introduction of new products with higher margins in conjunction with the new Hostess program in March 2000 and fewer discounts, primarily in the second quarter of 2000, manufacturing inefficiencies experienced in the latter half of 1999 continued through the first quarter of 2000. Although the Company consolidated its Homco operations with its GIA operations to increase operational efficiency and to absorb underutilized capacity that existed in its molded plastic manufacturing operations, the Company believes that manufacturing-related margin deterioration will continue so long as the Company experiences volume declines. Additionally, gross profit was also negatively impacted in the 2000 period by an increase in the provision for obsolete inventory of $1.3 million.

         Selling expense. Selling expense decreased $3.7 million, or 8.6%, to $38.7 million in the six months ended June 30, 2000 from $42.4 million in the comparable period in 1999. As a percentage of net sales, selling expense decreased slightly to 17.1% in the 2000 period from 17.4% in the 1999 period. This decrease was a combination of lower reimbursed selling expenses, reduced incentive costs and lower bonus accrual for sales directors as a result of the new Hostess program, offset by higher effective commission rates, which began to increase in March 2000 in connection with the new Hostess program when substantially all products were made commissionable.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense increased $1.9 million, or 7.8%, to $25.5 million in the six months ended June 30, 2000 from $23.6 million in the comparable period in 1999. These costs were 11.3% of net sales in the 2000 period compared to 9.7% in the 1999 period. This increase was primarily due to duplicate facility costs, the use of less efficient temporary labor to operate duplicate facilities, and an increase in the percentage of heavier products shipped in the 2000 period as previously discussed.

 General and administrative expense. General and administrative expense increased $5.7 million, or 45.1%, to $18.3 million in the six months ended June 30, 2000 from $12.6 million in the comparable period in 1999. This increase was primarily due to increased personnel and consulting fees, payment of credit card fees in connection with Home Online orders, increased depreciation and amortization expense, a reduction in income from unredeemed Hostess merits, an increase in the provision for doubtful accounts, and rent for the Company's new corporate headquarters, which began in January 2000. Expanded utilization of the Company's computer systems required the Company to hire additional employees with specialized skills, which contributed to higher personnel costs and higher consulting fees.

         Restructuring expenses. Restructuring expenses consisted of non-recurring costs related to the combination of Homco operations into GIA in the six months ended June 30, 2000.

         Other income (expense). Other income (expense) included an adjustment to income in the six months ended June 30, 2000 of approximately $520,000 to adjust to fair market value the option provisions of the Company's interest rate swap agreements.

         Income taxes. Income taxes decreased $5.4 million, or 51.2%, to $5.2 million in the six months ended June 30, 2000 from $10.6 million in the comparable period in 1999. Income taxes, as a percentage of income before income taxes, decreased to 35.7% in the 2000 period from 41.5% in the 1999 period. The effective income tax rate for the 2000 period was impacted by the sale of certain assets and the disposition of obsolete inventory. The Company believes that the effective income tax rate in the 2000 period will be consistent with its effective income tax rate for the year ended December 31, 2000.

SEGMENT PROFITABILITY

         The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico and Puerto Rico. International sales are directly attributable to the number of international Displayers the Company has selling its products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 11 to Unaudited Interim Consolidated Financial Statements.

         The Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

         Consolidated net sales decreased $21.3 million, or 16.9%, to $104.9 million in the three months ended June 30, 2000 from $126.2 million in the comparable period of 1999 due to the $22.2 million decrease in the Company's domestic direct sales as previously discussed. International sales increased $1.4 million, or 65.9%, to $3.4 million in the three months ended June 30, 2000 from $2.0 million in the comparable period of 1999 primarily due to expansion of the international Displayer network. Manufacturing related sales in the three months ended June 30, 2000 decreased $3.2 million, or 14.6%, to $19.0 million in the three months ended June 30, 2000 from $22.2 million in the comparable period of 1999 primarily due to overall volume declines in wood-framed prints and plastic products in the Company's domestic direct sales business.

         Consolidated EBITDA decreased $9.1 million, or 33.6%, to $18.2 million in the three months ended June 30, 2000 from $27.3 million in the comparable period of 1999 primarily due to lower sales volumes in the Company's domestic direct sales business coupled with higher general and administrative and freight, warehouse and distribution costs. Manufacturing related EBITDA decreased $1.1 million, or 20.8%, to $4.5 million in 2000 from $5.6 million in 1999 primarily due to lower production volumes. International EBITDA improved, but was not significant to consolidated EBITDA.

         The Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

         Consolidated net sales decreased $16.9 million, or 7.0%, to $226.1 million in the six months ended June 30, 2000 from $243.0 million in the comparable period of 1999 due to the $18.5 million decrease in the Company's domestic direct sales as previously discussed. International sales increased $2.7 million, or 76.1%, to $6.2 million in the six months ended June 30, 2000 from $3.5 million in the comparable period of 1999 primarily due to expansion of the international Displayer network. Manufacturing related sales in the six months ended June 30, 2000 decreased $7.8 million, or 16.6%, to $39.5 million in the six months ended June 30, 2000 from $47.3 million in the comparable period of 1999 primarily due to volume declines in wood-framed prints and plastic products in the Company's domestic direct sales business.

         Consolidated EBITDA decreased $13.0 million, or 26.4%, to $36.2 million in the six months ended June 30, 2000 from $49.2 million in the comparable period of 1999 primarily due to business sales volumes in the Company's domestic direct sales business, manufacturing inefficiencies in the 2000 period and higher general and administrative and freight, warehouse and distribution costs in the 2000 period. Manufacturing related EBITDA decreased $3.5 million, or 29.6%, to $8.2 million in 2000 from $11.7 million in 1999 primarily due to lower production volumes. International EBITDA improved, but was not significant to consolidated EBITDA.

SEASONALITY

         The Company's business is influenced by the Christmas holiday season and by promotional events. Historically, a higher portion of the Company's sales and net income have been realized during the fourth quarter, and net sales and net income have generally been slightly lower during the first quarter as compared to the second and third quarters. Working capital requirements also fluctuate during the year. They reach their highest levels during the third and fourth quarters as the Company increases its inventory for the peak season. In addition to the Company's peak season fluctuations, quarterly results of operations may fluctuate depending on the timing of, and amount of sales from, discounts, promotions and incentives and/or the introduction of new products. As a result, the Company's business activities and results of operations in any quarter are not necessarily indicative of any future trends in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its historical requirements for capital through cash flow from operations. As a result of the borrowings under the Senior Credit Facility and the issuance of the Notes, the Company is subject to cash requirements, which are significantly greater than its historical requirements. Net cash provided by operating activities increased $1.9 million to $0.5 million in the six months ended June 30, 2000, from a $1.4 million use of cash in the comparable period in 1999. A decrease in inventory in the 2000 period contributed to an increase in cash of $3.2 million as compared to a $10.3 million use of cash in the 1999 period. In connection with the implementation of the new Hostess program in March 2000, the Company announced that it would no longer sell Hostess merits. As a result, the Company experienced significant redemptions of Hostess merit certificates and other incentive coupons in the 2000 period. The increased redemption rate of Hostess merit certificates for merchandise resulted in a $6.2 million decrease in cash in the 2000 period. Additionally, a higher redemption rate of incentive coupons for cash immediately prior to the implementation of the new Hostess program contributed to the net decrease in cash of $2.1 million in the 2000 period as compared to a net increase in cash of $3.5 million in the 1999 period related to such incentive coupons.

         Investing activities during the six months ended June 30, 2000 resulted in a net cash outflow of $6.5 million. Capital expenditures increased significantly from $5.0 million in the 1999 period to $26.6 million in the 2000 period. The Company purchased the consolidated distribution facility for approximately $21.4 million and incurred approximately $1.2 million in improvements to construct office space in the facility. Proceeds of $14.6 million from the sale of properties and facilities in December 1999 and proceeds of $5.4 million from the sale of the Homco facility and another facility were used to pay for substantially all of the costs associated with the consolidated distribution facility. The remaining $4.0 million in capital expenditures in the 2000 period primarily related to costs associated with the automated order fulfillment system in the consolidated distribution facility and upgrades for the Company's new computer system and internet capabilities.

         The Company has contracted with Vectrix.com, an e-commerce consulting firm, to assist the Company in enhancing its Internet capabilities, including improvements to the Home Online order entry system for Displayers. The Company plans to complete the initial phase of its e-commerce strategy with Vectrix.com during the fourth quarter of 2000, which consists primarily of upgrades and enhancements to its current business-to-business application at an additional cost of approximately $3.0 million.

         In December 1999, the Company entered into capital leases with Bank One for certain equipment associated with the automated order fulfillment system located at the new warehouse and distribution facility. The lessor funded the equipment purchase when construction of the automated order fulfillment system was completed in April 2000. The total estimated cost of the equipment under capital lease obligations is approximately $6.2 million. The Company originally anticipated the automated order fulfillment system would cost approximately $11.0 million. Approximately $1.2 million in costs were incurred in 1999 and the remaining $9.8 million were incurred in the six months ended June 30, 2000, consisting of capital expenditures and the foregoing capital leases. The Company has hired consultants to help improve the operational effectiveness of the system. The Company anticipates that it will incur additional capital expenditures to improve the operational effectiveness of the automated order fulfillment system.

         On July 3, 2000, SVS purchased the remaining 40% ownership interest in Laredo Candle not owned by the Company from the minority owner for $8.7 million. Of the total purchase price, $900,000 is held in escrow and is subject to offset if certain EBITDA performance standards are not satisfied by Laredo Candle during the twelve months ending June 30, 2001.

         Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998, and are due semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility currently includes $40.0 million of Revolving Loans (and, as amended, provides for a future increase up to $70.0 million subject to certain conditions), which mature on June 30, 2004.

         The Company paid a total of $33.1 million in debt service for the six months ended June 30, 2000, consisting of principal payments under the Senior Credit Facility of $12.4 million, interest of approximately $10.6 million under the Senior Credit Facility and interest of approximately $10.1 million under the Notes.

         The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. The Company was not required to make a mandatory prepayment on March 31, 2000. The Revolving Loans remained undrawn as of June 30, 2000. However, as a result of the timing and the magnitude of working capital requirements and capital expenditures, the Company may have to utilize the Revolving Loans at varying times during 2000, primarily to meet working capital needs and to make capital expenditures.

AMENDMENT TO THE SENIOR CREDIT FACILITY

         Effective July 3, 2000, the Company amended the terms of its Senior Credit Facility primarily to authorize SVS' purchase of the minority owner's interest in Laredo Candle and to provide for a future increase in the Company's Revolving Loans from $40.0 million to up to $70.0 million (with any such increase to be effective only at the request of the Company and subject to, among other conditions, the agreement of the requisite lenders to participate in such increase).

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

         In May 2000, the Company terminated the swap portion of the $75.0 million interest rate swap and received approximately $1.0 million, which resulted in a deferred gain of approximately $722,000 on the transaction. The gain has been recorded as a long-term liability and will be amortized over the remaining term of the swap as an adjustment to interest expense. The option portion of this instrument is still outstanding and had a fair market value of $720,000 at June 30, 2000 and is included in long-term liabilities.

         In addition, during the first six months of 2000, three other interest rate swap agreements expired and the bank that was a party to such agreements did not exercise its option to renew the agreements. There were no significant gains or losses recorded on these expiration of these three agreements.

ENVIRONMENTAL ISSUES

         In 1989, DWC was named as a potentially responsible party ("PRP") based on allegedly having sent 2,640 gallons of waste to the Chemical Recycling, Inc. facility in Wylie, Texas. The Company believes that DWC's share of the total cleanup costs based on a volumetric allocation would be less than one percent. In the future, DWC and the other PRPs, who are jointly and severally liable, may incur additional costs related to the cleanup of hazardous substances at the facility. DWC has not incurred any significant cleanup related costs. Because the site has been dormant for several years, the Company does not believe it is probable that any additional costs will be incurred and, accordingly, has not established any accruals for future cleanup costs at the site.

         In 1997, Homco was named as a PRP based on allegedly having transported hazardous substances to the Materials Recovery Enterprises, Inc. facility near Ovalo, Texas in Taylor County, Texas. In 1998, Homco paid an insignificant assessment for liability at the facility. By agreement, Kraft Foods, Inc., a partial indemnitor to Homco, paid Homco 96.5% of this past assessment; assumed the future administration of the matter, including payment of future costs; and may, upon demand, request reimbursement from Homco for 3.5% of future costs. Although Homco remains jointly and severally liable for the remediation of the site, the Company believes that the probability that Homco will be required to pay more than a de minimis amount is remote.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 5. OTHER INFORMATION

         On May 24, 2000, the Company entered into an employment agreement with Michael D. Lohner to serve as its Senior Vice President and Chief Operating Officer. The initial term of the employment agreement is for one year and may be extended for successive one year periods.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   Exhibit Number        Description

                        10.1 Fourth Amendment to Credit Agreement dated as of July 26, 2000, but effective as of July 3, 2000, among Home Interiors & Gifts, Inc., the various Lenders that are parties thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, Societe Generale, and Citicorp USA, Inc., as co-agents, and Bank of America, N.A., as administrative agent

                        10.2 Purchase and Sale Agreement for 1400 Lavon Street, McKinney, Texas, entered into as of May 15, 2000 between Homco, Inc. and Donald J. Carter, Jr.

                        10.3 Assignment and Assumption of Purchase and Sale Agreement dated as of May 12, 2000 between Donald J. Carter Jr. and 1400 Lavon, L.P.

                        10.4 Partnership Interests Purchase Agreement dated as of July 3, 2000 by and between Miracle Candle Company and Spring Valley Scents, Inc.

                        10.5             Employment Agreement with Michael D.
                                         Lohner, dated May 24, 2000

                        10.6 First Supplemental Indenture dated as of July 3, 2000 among Home Interiors & Gifts, Inc., Laredo Candle Company, L.P. and United States Trust Company of New York

                        10.7 Vectrix Customer Agreement dated July 21, 2000 executed by Vectrix
                                         Corporation and Home Interiors & Gifts,
                                         Inc.

                        10.8 Industrial Lease dated August 10, 2000 between Parker Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for building and facilities located in Coppell, Texas)

                        10.9 Master Lease Agreement dated as of December 30, 1999 between Banc One Leasing Corporation and Home Interiors & Gifts, Inc.

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

Date: August 14, 2000

                               INDEX TO EXHIBITS


        Exhibit
        Number             Description
        -------            -----------
         10.1              Fourth Amendment to Credit Agreement dated as of July
                           26, 2000, but effective as of July 3, 2000, among
                           Home Interiors & Gifts, Inc., the various Lenders
                           that are parties thereto, The Chase Manhattan Bank,
                           as syndication agent, National Westminster Bank, PLC,
                           as documentation agent, The Prudential Insurance
                           Company of America, Societe Generale, and Citicorp
                           USA, Inc., as co-agents, and Bank of America, N.A.,
                           as administrative agent

         10.2              Purchase and Sale Agreement for 1400 Lavon Street,
                           McKinney, Texas, entered into as of May 15, 2000 between Homco, Inc. and Donald J. Carter, Jr.

         10.3              Assignment and Assumption of Purchase and Sale
                           Agreement dated as of May 12, 2000 between Donald J.
                           Carter Jr. and 1400 Lavon, L.P.

         10.4              Partnership Interests Purchase Agreement dated as of
                           July 3, 2000 by and between Miracle Candle Company and Spring Valley Scents, Inc.

         10.5              Employment Agreement with Michael D. Lohner, dated
                           May 24, 2000

         10.6 First Supplemental Indenture dated as of July 3, 2000 among Home Interiors & Gifts, Inc., Laredo Candle
                           Company, L.P. and United States Trust Company of
                           New York

         10.7 Vectrix Customer Agreement dated July 21, 2000 executed by Vectrix Corporation and Home Interiors &
                           Gifts, Inc.

         10.8              Industrial Lease dated August 10, 2000 between Parker
                           Metropolitan, L.P. and Home Interiors & Gifts, Inc.
                           (for building and facilities located in Coppell, Texas)

         10.9 Master Lease Agreement dated as of December 30, 1999 between Banc One Leasing Corporation and Home
                           Interiors & Gifts, Inc.