Form 10-Q
period 2000-09-30
HOME INTERIORS & GIFTS INC
filed 2000-11-13
CIK 1067541

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

             4055 VALLEY VIEW LANE, SUITE 700
                       DALLAS, TEXAS                                                 75244
         (Address of principal executive offices)                                  (Zip Code)

                                 (972) 386-1000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

    As of November 6, 2000 the registrant had outstanding 15,240,218 shares of its common stock, $0.10 par value per share.

                          HOME INTERIORS & GIFTS, INC.

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Interim Consolidated Financial Statements:

 Consolidated Balance Sheets as of December 31, 1999 and
     September 30, 2000...............................................................            3
 Consolidated Statements of Operations and Comprehensive Income
     for the three months and nine months ended September 30, 1999 and 2000...........            4
 Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1999 and 2000......................................................            5
 Notes to Unaudited Interim Consolidated Financial Statements.........................            6

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations..................................................           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................           20

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings............................................................           21
Item 6.  Exhibits and Reports on Form 8-K.............................................           21

ITEM 1.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                           ASSETS



                                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                                          1999            2000
                                                                                      ------------    -------------
                                                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents .......................................................   $     32,406    $       7,499
  Accounts receivable, net ........................................................         13,885           13,619
  Inventories .....................................................................         42,716           40,158
  Deferred income tax benefit .....................................................          3,922            3,695
  Other current assets ............................................................          4,736            2,726
                                                                                      ------------    -------------
          Total current assets ....................................................         97,665           67,697

Property, plant and equipment, net ................................................         30,473           58,790
Restricted cash ...................................................................         14,590              900
Investments .......................................................................          1,668            1,703
Debt issuance costs, net ..........................................................         15,881           13,859
Other assets ......................................................................          1,264            5,111
                                                                                      ------------    -------------

          Total assets ............................................................   $    161,541    $     148,060
                                                                                      ============    =============

                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ................................................................   $     20,986    $      21,203
  Accrued seminars and incentive awards ...........................................         14,146           11,790
  Royalties payable ...............................................................          9,771            4,553
  Hostess prepayments .............................................................          8,687            1,284
  Income taxes payable ............................................................          2,858            1,434
  Current maturities of long-term debt and capital lease obligations ..............         27,308           32,201
  Other current liabilities .......................................................         11,318           18,054
                                                                                      ------------    -------------
          Total current liabilities ...............................................         95,074           90,519

Long-term debt and capital lease obligations, net of current maturities ...........        428,238          410,870
Other liabilities .................................................................          6,443            6,247
                                                                                      ------------    -------------

          Total liabilities .......................................................        529,755          507,636
                                                                                      ------------    -------------

Minority interest .................................................................          2,972               --

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, 10,000 shares authorized ......................................             --               --
   Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,240,218 shares issued and outstanding .........................          1,524            1,524
   Additional paid-in capital .....................................................        179,975          179,713
   Accumulated deficit ............................................................       (552,726)        (540,805)
   Other ..........................................................................             41               (8)
                                                                                      ------------    -------------
          Total shareholders' deficit .............................................       (371,186)        (359,576)
                                                                                      ------------    -------------

          Total liabilities and shareholders' deficit .............................   $    161,541    $     148,060
                                                                                      ============    =============

   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                             ------------------------    ------------------------
                                                                1999          2000          1999          2000
                                                             ----------    ----------    ----------    ----------
Net sales ................................................   $  112,075    $   96,970    $  355,057    $  323,023
Cost of goods sold .......................................       55,208        43,672       172,199       153,312
                                                             ----------    ----------    ----------    ----------
Gross profit .............................................       56,867        53,298       182,858       169,711
Selling, general and administrative:
  Selling ................................................       20,594        17,151        62,955        55,856
  Freight, warehouse and distribution ....................       11,785        10,226        35,419        35,123
  General and administrative .............................        6,309         8,182        18,921        26,476
  Gains on the sale of assets ............................           (3)          (22)           (3)       (2,735)
  Stock option expense (credit) ..........................          102          (587)          850          (263)
  Homco restructuring ....................................           --            --            --         1,027
  Redundant warehouse and distribution ...................           --         2,033            --         2,603
                                                             ----------    ----------    ----------    ----------
          Total selling, general and administrative ......       38,787        36,983       118,142       118,087
                                                             ----------    ----------    ----------    ----------
Operating income .........................................       18,080        16,315        64,716        51,624
Other income (expense):
  Interest income ........................................          455           286         1,824         1,401
  Interest expense .......................................      (11,018)      (11,816)      (33,342)      (34,215)
  Other income, net ......................................          419            83           313           563
                                                             ----------    ----------    ----------    ----------
          Other income (expense), net ....................      (10,144)      (11,447)      (31,205)      (32,251)
                                                             ----------    ----------    ----------    ----------
Income before income taxes ...............................        7,936         4,868        33,511        19,373
Income taxes .............................................          888         2,277        11,503         7,452
                                                             ----------    ----------    ----------    ----------
Net income ...............................................        7,048         2,591        22,008        11,921
   Cumulative translation adjustment .....................           76            85           294           (48)
                                                             ----------    ----------    ----------    ----------
Comprehensive income .....................................   $    7,124    $    2,676    $   22,302    $   11,873
                                                             ==========    ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1999          2000
                                                                                          ----------    ----------
Cash flows from operating activities:
Net income ............................................................................   $   22,008    $   11,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization .......................................................        2,883         5,498
  Amortization of debt issuance costs .................................................        2,427         2,342
  Provision for doubtful accounts .....................................................          635           942
  Provision for losses on inventories .................................................           --         1,091
  Gains on the sale of assets .........................................................           (3)       (2,735)
  Stock option expense (credit) .......................................................          850          (263)
  Equity in earnings of an affiliate ..................................................         (138)          (35)
  Deferred tax expense (benefit) ......................................................         (150)          227
  Minority interest ...................................................................           --            92
  Changes in assets and liabilities:
    Accounts receivable ...............................................................       (6,946)         (487)
    Inventories .......................................................................      (11,641)        1,467
    Other current assets ..............................................................       (1,477)        1,950
    Other assets ......................................................................          359            --
    Accounts payable ..................................................................       (2,578)          217
    Income taxes payable ..............................................................       (3,046)       (1,424)
    Other accrued liabilities .........................................................        8,165        (7,734)
                                                                                          ----------    ----------
        Total adjustments .............................................................      (10,660)        1,148
                                                                                          ----------    ----------
        Net cash provided by operating activities .....................................       11,348        13,069
                                                                                          ----------    ----------


Cash flows from investing activities:
  Purchases of property, plant, and equipment .........................................      (10,569)      (29,503)
  Payments received on notes receivable ...............................................        6,131            11
  Purchase of minority ownership of Laredo Candle .....................................           --        (7,800)
  Proceeds from the sale of property, plant, and equipment ............................           --         5,407
  Decrease in restricted cash .........................................................           --        13,690
                                                                                          ----------    ----------
        Net cash used in investing activities .........................................       (4,438)      (18,195)
                                                                                          ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of Company common stock ......................................          120            --
  Capital contribution from the minority owner of Laredo Candle .......................        2,301           642
  Proceeds from borrowings under Revolving Loan .......................................           --        20,000
  Payments under Revolving Loan .......................................................           --       (20,000)
  Payments under capital lease obligations ............................................           --          (295)
  Payments under the Senior Credit Facility ...........................................      (26,525)      (19,760)
  Debt issuance costs .................................................................           --          (320)
                                                                                          ----------    ----------
       Net cash used in financing activities ..........................................      (24,104)      (19,733)
                                                                                          ----------    ----------

Effect of cumulative translation adjustment ...........................................          294           (48)
                                                                                          ----------    ----------
Net decrease in cash and cash equivalents .............................................      (16,900)      (24,907)
Cash and cash equivalents at beginning of year ........................................       41,024        32,406
                                                                                          ----------    ----------
Cash and cash equivalents at end of  period ...........................................   $   24,124    $    7,499
                                                                                          ==========    ==========
Supplemental schedule of non-cash investing activities:
  Capital lease obligations incurred for the purchase of new equipment ................   $       --    $    7,579
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

       o GIA, Inc. ("GIA") and Homco, Inc. ("Homco") manufacture various types of molded plastic products using custom-designed equipment. On April 3, 2000 the Company combined its two separate injection molding facilities into a single facility at GIA in Grand Island, Nebraska. (See Note 6.)

       o Laredo Candle Company, L.L.P. ("Laredo Candle") began manufacturing candles in late 1999. (See Note 5).

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

         These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday and every quarter consists of thirteen weeks. The last days of the quarter ended September 30, 1999 and 2000 in the accompanying unaudited consolidated financial information were October 2, 1999 and September 30, 2000, respectively.

         The consolidated financial information as of September 30, 2000 and for the three months and nine months ended September 30, 1999 and 2000 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 2000, its operating results and comprehensive income for the three months and nine months ended September 30, 1999 and 2000, and its cash flows for the nine months ended September 30, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

         These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the SEC.

         Certain reclassifications have been made to prior period's balances to conform with current year presentation.

3.       INVENTORIES

         Inventories consisted of the following as of December 31, 1999 and September 30, 2000 (in thousands):

                                         DECEMBER 31,  SEPTEMBER 30,
                                             1999          2000
                                           --------      --------
                                                        (UNAUDITED)
         Raw materials .................   $  7,085      $  7,593
         Work in process ...............      2,598         1,845
         Finished goods ................     33,033        30,720
                                           --------      --------
                                           $ 42,716      $ 40,158
                                           ========      ========

         As of December 31, 1999 and September 30, 2000 raw materials includes an allowance of $593,000 and $212,000, respectively, for obsolete materials, and finished goods includes a net realizable value provision of $749,000 and $949,000, respectively.

4.       OTHER CURRENT LIABILITIES

         Other current liabilities consisted of the following as of December 31, 1999 and September 30, 2000 (in thousands):


                                                 DECEMBER 31,  SEPTEMBER 30,
                                                     1999          2000
                                                   --------      --------
                                                               (UNAUDITED)
         Interest payable ......................   $  2,289      $  7,634
         Accrued compensation...................      2,803         3,161
         Employee benefit plan contributions....      1,190           197
         Sales tax payable......................      2,644         3,157
         Other current liabilities..............      2,392         3,905
                                                   --------      --------
                                                   $ 11,318      $ 18,054
                                                   ========      ========

5.       LAREDO CANDLE COMPANY

         On July 3, 2000 Spring Valley Scents, Inc. ("SVS"), a wholly owned subsidiary of the Company, purchased the remaining 40% ownership interest of Laredo Candle not owned by the Company from the minority owner for $8.7 million in cash. Of the total purchase price, $900,000 is held in escrow, and has been recorded as restricted cash, and is subject to offset if certain performance standards are not satisfied by Laredo Candle during the twelve months ending June 30, 2001. The Company accounted for the acquisition by the purchase method of accounting. Goodwill of $4.2 million, representing the excess of cost over the fair value of individual net assets acquired, will be amortized over 15 years.


6.       HOMCO RESTRUCTURING


         On April 1, 2000, the Company discontinued operations at Homco's manufacturing and warehouse facility in McKinney, Texas and transferred operations to GIA's facility in Grand Island, Nebraska. The Company incurred approximately $1,027,000 of non-recurring costs related to the combination of Homco's operations into GIA and recorded a non-recurring charge amount in its Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2000.

         On May 15, 2000, the Company sold Homco's manufacturing and warehouse facility to Donald J. Carter, Jr., the Company's Chairman of the Board and Chief Executive Officer, for approximately $3.7 million. The Company used the proceeds from the sale, together with approximately $1.7 million in proceeds from the sale of another property, to purchase an undivided interest in the Company's new warehouse and distribution facility. The Company expects that the sale of these properties, in exchange for the purchase of an undivided interest in the Company's new warehouse and distribution facility, will qualify as a Section 1031 like-kind exchange under the Internal Revenue Code. The Company recorded proceeds of approximately $5.4 million on the sale of these properties for financial reporting purposes.


7.    REDUNDANT WAREHOUSE AND DISTRIBUTION COST

         The Company's previously announced plan to consolidate its several distribution centers into a single facility was contingent upon timely integration and implementation of its automated order fulfillment system. This plan anticipated a significant warehouse and distribution headcount reduction in connection with the consolidation process. The Company has encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. These delays have forced the Company to hire additional temporary laborers and retain existing warehouse employees longer than originally anticipated.

         In addition, the Company continued to operate two of its older manual order fulfillment distribution facilities through September 30, 2000. In October 2000 one of the manual operations was moved into the consolidated distribution facility. The Company has extended the lease term on the other manual distribution facility for a period of five years, which was the minimum term permitted by the landlord. Annual rentals on this facility are approximately $250,000. The Company intends to sublease that facility once the automated order fulfillment system and consolidated distribution facility are fully operational. The inability to sublease the manual distribution facility for an amount equal to or in excess of the remaining rents may result in a non-recurring charge.

         Redundant warehouse and distribution costs resulting from the issues discussed above were approximately $2.0 million and $2.6 million for the three and nine months ended September 30, 2000, respectively. These costs consist primarily of incremental labor associated with productivity issues at the new consolidated distribution facility, costs of operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.


8.    REORGANIZATION COST

         During 2000, the Company implemented a corporate reorganization plan that included among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. Additionally, the Company announced its plan to relocate its headquarters employees to office space in its consolidated distribution facility. The Company intends to sublease its unoccupied office space as soon as possible. Future charges, if any, for leasing fees, buildouts of the office space, or rental costs in excess of sublease rental income will be based on the terms of sublease agreements. Additionally, as a result of the plan to vacate the headquarters office by December 31, 2000, the Company has accelerated amortization of related leasehold improvements.

         Included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income are the following amounts associated with the Company's reorganization plan:

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                                2000                   2000
                                                         ------------------      -----------------
                                                            (UNAUDITED)             (UNAUDITED)
         Staff reductions, excess facilities
          cost and other........................           $        850            $     1,424
         Accelerated amortization of
          leasehold improvements ...............                  1,330                  1,330
                                                           ------------            -----------
                                                           $      2,180            $     2,754
                                                           ============            ===========

9.    SEGMENT REPORTING

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

         The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization, less gains on the sale of assets, plus stock option expense and restructuring expense ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information used by the chief operating decision-maker about reportable segments of the Company as of and for the three months and nine months ended September 30, 1999 and 2000 (in thousands):


   THREE MONTHS ENDED
     SEPTEMBER 30:            HI          MANUFACTURING    INTERNATIONAL      ELIMINATIONS         CONSOLIDATED
     -------------        ---------       -------------    -------------      ------------         ------------
      (UNAUDITED)
1999
Net sales                 $ 111,186         $ 19,362          $ 2,089             (20,562)          $ 112,075
EBITDA                       16,781            2,761              (94)               (201)             19,247


2000
Net sales                 $  95,154         $ 19,880          $ 3,367           $ (21,431)          $  96,970
EBITDA                       15,995            5,412               75                 321              21,803


   NINE MONTHS ENDED
     SEPTEMBER 30:            HI          MANUFACTURING    INTERNATIONAL      ELIMINATIONS         CONSOLIDATED
   -----------------      ---------       -------------    -------------      ------------         ------------
      (UNAUDITED)
1999
Net sales                  $353,010          $66,678         $  5,623           $ (70,254)          $ 355,057
EBITDA                       55,239           14,431              (89)             (1,135)             68,446
Total assets                120,398           40,476              455             (27,178)            134,151
Capital expenditures          4,227            4,248              169                 ---               8,644

2000
Net sales                  $318,488          $59,356         $  9,590           $ (64,411)          $ 323,023
EBITDA                       44,550           13,630              376                 622              59,178
Total assets                144,345           58,094              431             (54,810)            148,060
Capital expenditures         32,050            4,989               43                 ---              37,082

         The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the three months and nine months ended September 30, 1999 and 2000 (in thousands):

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30:           SEPTEMBER 30:
                                                                          (UNAUDITED)
                                                           1999        2000        1999        2000
                                                         --------    --------    --------    --------
EBITDA ...............................................   $ 19,247    $ 21,803    $ 68,446    $ 59,178
Depreciation and amortization ........................     (1,068)     (3,214)     (2,883)     (5,498)
Gains on the sale of assets ..........................          3          22           3       2,735
Stock option credit (expense).........................       (102)        587        (850)        263
Homco restructuring ..................................         --          --          --      (1,027)
Reorganization cost ..................................         --        (850)         --      (1,424)
Redundant warehouse and distribution expense .........         --      (2,033)         --      (2,603)
Interest income ......................................        455         286       1,824       1,401
Interest expense .....................................    (11,018)    (11,816)    (33,342)    (34,215)
Other income (expense), net ..........................        419          83         313         563
                                                         --------    --------    --------    --------
Income before income taxes ...........................   $  7,936    $  4,868    $ 33,511    $ 19,373
                                                         ========    ========    ========    ========

10.  RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board voted to delay the effective date for implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after June 15, 2000. The Company will adopt this new standard in the first quarter of fiscal 2001 and does not believe the new standard will have a significant impact on its financial statements.


11.  GUARANTOR FINANCIAL DATA

         DWC, GIA, Homco, SVS, Laredo Candle and Homco PR (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Company's outstanding $ 200 million 10 1/8% Senior Subordinated Notes due 2008 (the Notes). The Company's other subsidiary, Home Interiors de Mexico, (the "Non-Guarantor") has not guaranteed the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                            HI       GUARANTORS    NON-GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                         --------    ----------    -------------    ------------    ------------
Net sales ............................   $ 95,154    $   20,112    $       3,135    $    (21,431)   $     96,970
Cost of good sold ....................     48,754        14,405            1,770         (21,257)         43,672
                                         --------    ----------    -------------    ------------    ------------
  Gross profit .......................     46,400         5,707            1,365            (174)         53,298
Total selling, general and
  administrative .....................     35,196           939            1,343            (495)         36,983
                                         --------    ----------    -------------    ------------    ------------
  Operating income ...................     11,204         4,768               22             321          16,315
Other income (expense), net ..........    (11,173)          243              (22)           (495)        (11,447)
                                         --------    ----------    -------------    ------------    ------------
  Income before income taxes .........         31         5,011               --            (174)          4,868
Income taxes .........................        659         1,618               --              --           2,277
                                         --------    ----------    -------------    ------------    ------------
  Net income .........................   $   (628)   $    3,393    $          --    $       (174)   $      2,591
                                         ========    ==========    =============    ============    ============

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                            HI       GUARANTORS    NON-GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                         --------    ----------    -------------    ------------    ------------
Net sales ............................   $ 318,488    $   60,224   $       8,722    $    (64,411)   $    323,023
Cost of good sold ....................     167,993        44,655           4,863         (64,199)        153,312
                                         ---------    ----------   -------------    ------------    ------------
  Gross profit .......................     150,495        15,569           3,859            (212)        169,711
Total selling, general and
  administrative .....................     114,280         1,025           3,699            (917)        118,087
                                         ---------    ----------   -------------    ------------    ------------
  Operating income ...................      36,215        14,544             160             705          51,624
Other income (expense), net ..........     (32,136)          669             (44)           (740)        (32,251)
                                         ---------    ----------   -------------    ------------    ------------
  Income before income taxes .........       4,079        15,213             116             (35)         19,373
Income taxes .........................       2,366         5,086              --              --           7,452
                                         ---------    ----------   -------------    ------------    ------------
  Net income .........................   $   1,713    $   10,127   $         116    $        (35)   $     11,921
                                         =========    ==========   =============    ============    ============

                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                          HI        GUARANTORS   NON-GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                                       ---------    ----------   -------------    ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents ........................   $   6,544    $      565   $         390    $         --    $      7,499
  Accounts receivable, net .........................      12,706           311             602              --          13,619
  Inventories, net .................................      32,033         9,501           1,048          (2,424)         40,158
  Other current assets .............................       5,330           808             177             106           6,421
  Intercompany .....................................      (6,498)       20,624          (2,378)        (11,748)             --
                                                       ---------    ----------   -------------    ------------    ------------
     Total current assets ..........................      50,115        31,809            (161)        (14,066)         67,697
Property, plant and equipment, net .................      41,688        16,892             302             (92)         58,790
Restricted cash ....................................          --           900              --              --             900
Investment in subsidiaries .........................      31,987         3,706              --         (35,693)             --
Debt issuance costs and other assets ...............      20,555         5,077              --          (4,959)         20,673
                                                       ---------    ----------   -------------    ------------    ------------
     Total assets ..................................   $ 144,345    $   58,384   $         141    $    (54,810)   $    148,060
                                                       =========    ==========   =============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .................................   $  30,050    $    2,862   $          70    $    (11,779)   $     21,203
  Current maturities of long-term
     debt and capital lease obligations ............      32,201            --              --              --          32,201
  Other current liabilities ........................      29,170         7,557             282             106          37,115
                                                       ---------    ----------   -------------    ------------    ------------
     Total current liabilities .....................      91,421        10,419             352         (11,673)         90,519
Long-term debt and capital lease
  obligations, net of current
  maturities .......................................     410,870            --              --              --         410,870
Other liabilities ..................................      10,408           798              --          (4,959)          6,247
                                                       ---------    ----------   -------------    ------------    ------------
     Total liabilities .............................     512,699        11,217             352         (16,632)        507,636

Shareholders' equity (deficit):
  Common stock .....................................       1,524         1,010               9          (1,019)          1,524
  Additional paid-in capital .......................     179,713        14,940           1,015         (15,955)        179,713
  Retained earnings (accumulated
     deficit) ......................................    (549,591)       31,217          (1,227)        (21,204)       (540,805)
  Other ............................................          --            --              (8)             --              (8)
                                                       ---------    ----------   -------------    ------------    ------------
     Total shareholders' equity
       (deficit) ...................................    (368,354)       47,167            (211)        (38,178)       (359,576)
                                                       ---------    ----------   -------------    ------------    ------------
     Total liabilities and
       shareholders' equity
       (deficit) ...................................   $ 144,345    $   58,384   $         141    $    (54,810)   $    148,060
                                                       =========    ==========   =============    ============    ============

                       CONSOLIDATING CASH FLOW INFORMATION

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                              -----------------------------------------------------------------------
                                                 HI        GUARANTORS   NON-GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                              ---------    ----------   -------------    ------------    ------------
Net  cash  provided  by (used in)
operating activities ......................   $  12,453    $    2,077    $        (136)   $     (1,325)   $     13,069
Net  cash  provided  by (used in)
investing activities ......................     (17,221)       (2,001)             (43)          1,070         (18,195)
Net  cash  provided  by (used in)
financing activities ......................     (20,375)          805               --            (163)        (19,733)



12.  SUBSEQUENT EVENT

         On October 23, 2000 the Company signed a letter of intent to sell their ownership interest in Charles W. Weaver Manufacturing, one of their suppliers, for approximately $2.0 million. This will result in a gain of approximately $345,000 that will be recorded in the fourth quarter.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results to be materially different from the future results expressed or implied by such forward-looking statements.

         In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

         All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) loss of Displayers; (ii) loss or retirement of key members of management; (iii) imposition of state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of the Company's new program designed to better reward hostesses ("Hostesses") of home shows conducted by Displayers; (vii) unexpected or increased delays or problems associated with integration and implementation of the Company's automated order fulfillment system and operational effectiveness of the Company's consolidated distribution facility; and (viii) the failure to comply with all terms of the Company's Senior Credit Facility and Notes. Many of these factors will be beyond the control of the Company.

         Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

COMPANY BACKGROUND

         The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. As of September 30, 2000, the Company sold its products to approximately 56,400 active Displayers located in the United States. The Company is also represented in Mexico and Puerto Rico. Displayer productivity fluctuates from time to time based on length of service, training, seasonality and special marketing programs, which offer Displayers incentives and discounts timed to generate additional sales. The Company traditionally has offered a variety of discounts, promotions and incentives to Displayers. The amount and timing of discounts, promotions and incentives vary from year to year. The cost of discounts is reflected in the Company's net sales while the cost of promotions and incentives is reflected in selling expense.

         In March 2000, the Company implemented a new Hostess program. The new Hostess program enables Hostesses to select merchandise from the entire product line rather than from a limited number of exclusive Hostess products offered under the previous Hostess program. Hostesses of shows that meet certain sales thresholds receive products with a value equal to 20% of the sales generated at the show. The Company's product line under the previous Hostess program included an exclusive line of non-commissionable, low-margin Hostess products. Because the Company altered the product mix covered by the new Hostess program to include one complete line of higher-margin, commissionable merchandise, the Company has experienced higher gross profit margins since the implementation. In addition, as of March 2000 under the new Hostess program the Company no longer sells or uses Hostess merits. This has resulted in a net increase in general and administrative expenses due to the reduction in income from unredeemed Hostess merits which is reflected in general and administrative cost. The Company believes that the new Hostess program simplifies the sales process and benefits Displayers by increasing the product selection for Hostesses and customers. In addition , the Company recognizes that training its Displayers on how to most effectively market the new Hostess program is critical. As a result, the Company is devoting a substantial amount of time and effort in training its Displayers in the new Hostess program and is developing improved training materials for the program.

         The Company's ability to maintain its sales volume and to achieve growth depends upon its ability to attract, train and retain a significant number of new displayers each year. A measurement of this ability is the Company's average annual displayer turnover, which has been approximately 42% for the last three fiscal years. During the previous twelve months ended September 30, 2000 this percentage increased significantly to over 100%. While this recent level of sales representative turnover is relatively common in the direct sales industry, it is unusual for the Company. The Company believes that the recent increase in displayer turnover is due to the adoption of revised recruiting and training criteria in early 1999 coupled with the change in the policy that requires a displayer to place an order more frequently in order to be considered "active." In early 1999, the Company reduced initial purchase requirements and time obligations thereby lowering the barriers to becoming a displayer. These changes resulted in a significant increase in the number of new displayers, and the active displayer base grew from 50,100 as of December 31, 1998, to 68,300 as of December 31, 1999.

         The Company believes that the best recruit for a displayer is that displayer's former hostess. Because of this, the Company believes that many of the new displayers recruited in 1999 were former hostesses who became a displayer in order to purchase merchandise at a discount. This led to a much greater percentage of displayers who were newer, less experienced and therefore less productive. It has been the company's experience that although there are numerous general and economic factors affecting displayer turnover, the majority of displayers who become inactive in any particular year are displayers recruited in that year or in the preceding year. This general rule along with the fact that the Company increased the requirements needed in order to remain active caused an increase in displayer turnover during the first three quarters of 2000. As of September 30, 2000 the active displayer base was 56,400, which was 7,100 less than the 63,500 active displayers at September 30, 1999.

         In connection with training its Displayers on the new Hostess program, the Company is in the process of re-establishing productivity standards and higher expectations for its new Displayers through a more targeted training program. While the Company intends to continue its training focus, it realizes that training is an intensive process that may take time away from potential sales activity. The Company believes that this factor, combined with fewer Displayers than the prior year, may result in lower sales during the remainder of 2000 as compared to the comparable period in 1999.


REORGANIZATION ACTIVITIES


Homco Restructuring

         On April 1, 2000, the Company discontinued operations at Homco's manufacturing and warehouse facility in McKinney, Texas and transferred operations to GIA's facility in Grand Island, Nebraska. The Company incurred approximately $1,027,000 of non-recurring costs related to the combination of Homco's operations into GIA and recorded a non-recurring charge amount in its Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2000.

Redundant Warehouse and Distribution Cost

         The Company's previously announced plan to consolidate its several distribution centers into a single facility was contingent upon timely integration and implementation of its automated order fulfillment system. This plan anticipated a significant warehouse and distribution headcount reduction in connection with the consolidation process. The Company has encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. These delays have forced the Company to hire additional temporary laborers and retain existing warehouse employees longer than originally anticipated.

         In addition, the Company continued to operate two of its older manual order fulfillment distribution facilities through September 30, 2000. In October 2000 one of the manual operations was moved into the consolidated distribution facility. The Company has extended the lease term on the other manual distribution facility for a period of five years, which was the minimum term permitted by the landlord. Annual rentals on this facility are approximately $250,000. The Company intends to sublease that facility once the automated order fulfillment system and consolidated distribution facility are fully operational. The inability to sublease the manual distribution facility for an amount equal to or in excess of the remaining rents may result in a non-recurring charge.

         Redundant warehouse and distribution costs resulting from the issues discussed above were approximately $2.0 million and $2.6 million for the three and nine months ended September 30, 2000, respectively. These costs consist primarily of incremental labor associated with productivity issues at the new consolidated distribution facility, costs of operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

Reorganization Cost

         During 2000, the Company implemented a corporate reorganization plan that included among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. Additionally, the Company announced its plan to relocate its headquarters employees to office space in its consolidated distribution facility. The Company intends to sublease its unoccupied office space as soon as possible. Future charges, if any, for leasing fees, buildouts of the office space, or rental costs in excess of sublease rental income will be based on the terms of sublease agreements. As a result of the reorganization plan to vacate the headquarters office by December 31, 2000, the Company has accelerated amortization of related leasehold improvements. Included in general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income are the following amounts associated with the Company's reorganization plan:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                      2000                   2000
                                               ------------------      -----------------
                                                  (UNAUDITED)             (UNAUDITED)
Staff reductions, excess facilities
 cost and other........................           $        850            $     1,424
Accelerated amortization of
 leasehold improvements ...............                  1,330                  1,330
                                                  ------------            -----------
                                                  $      2,180            $     2,754
                                                  ============            ===========

RESULTS OF OPERATIONS

     The Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

         Net sales. Net sales decreased $15.1 million, or 13.5%, to $97.0 million in the three months ended September 30, 2000 from $112.1 million in the comparable period in 1999. The decline in sales was due to a decrease in the average number of displayers and the number of orders per displayer. The average number of active displayers decreased 6.2% to 58,600 in the three months ended September 30, 2000 from 62,500 in the comparable period in 1999. In addition, orders per displayer dropped 16.2% from 3.7 in the 1999 period to 3.1 in the 2000 period. The decrease in the average number of displayers and the number of orders per displayer resulted in a decrease in the number of orders shipped, from 229,401 orders in the 1999 period to 182,899 orders in the three months ended September 30, 2000. A 6.9% increase in the average order size from $479 in the third quarter of 1999 to $512 for the third quarter of 2000 partially offset the impact on net sales of the decrease in the number of orders shipped.

         Displayer productivity continues to be impacted by the change in the Hostess program, fewer sales incentive programs, product availability and distribution operations. During the third quarter of 2000 the Company devoted a substantial amount of time developing improved training materials for the new hostess program and training its Displayers. The Company also increased the number of incentive programs in the third quarter and has plans to continue such in the fourth quarter. Consultants have been engaged to enhance the design and operation of the automated order fulfillment system and overall operations of the consolidated distribution facility. When enhancements are complete, the Company anticipates an increase in displayer satisfaction regarding product availability and shipments.

         Gross profit. Gross profit decreased $3.6 million to $53.3 million in the three months ended September 30, 2000 from $56.9 million in the comparable period in 1999. As a percentage of net sales, gross profit increased to 55.0% in the 2000 period from 50.7% in the 1999 period. The increase in gross profit percentage was primarily due to the change to the new Hostess program that altered the product mix to more high-margin products as well as improved manufacturing efficiencies. Prior year gross margin was impacted by the product mix, low production volumes and unexpected high amounts of scrap material at the manufacturing subsidiaries, the majority of which was identified and corrected in fiscal 2000.

          Selling expense. Selling expense decreased $3.4 million, or 16.7%, to $17.2 million in the three months ended September 30, 2000 from $20.6 million in the comparable period in 1999. As a percentage of net sales, selling expense decreased to 17.7% in the 2000 period from 18.4% in the 1999 period. This decrease was primarily attributable to lower promotion related expenses and fewer reimbursed selling expenses to the field directors due to the change in the reimbursement policy of the new Hostess program.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense decreased $1.6 million, or 13.2%, to $10.2 million in the three months ended September 30, 2000 from $11.8 million in the comparable period in 1999. These costs remained flat at 10.5% of net sales in the 2000 period compared to 10.5% in the 1999 period. Redundant warehouse and distribution costs of $2.0 million, primarily relating to duplicate facility costs and redundant temporary labor, have been reclassified to a separate operating expense line item in the accompanying Consolidated Statements of Operations and Comprehensive Income.

         General and administrative expense. General and administrative expense increased $1.9 million, or 29.7%, to $8.2 million in the three months ended September 30, 2000 from $6.3 million in the comparable period in 1999. This increase was due primarily to corporate headquarters rental expense and increased credit card fees in connection with the Company's internet-based order entry system (Home Online). Certain non-recurring costs of $2.2 million associated with staff reductions, excess facilities and accelerated amortization on leasehold improvements at the headquarters facility are also included in general and administrative expense for the three months ended September 30, 2000.

         Redundant warehouse and distribution cost. Redundant warehouse and distribution costs of $2.0 million, consist primarily of incremental labor associated with productivity issues at the new consolidated distribution facility, costs of operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

         Other income (expense). Other income (expense) included an adjustment to income in the three months ended September 30, 2000 of approximately $463,000 to adjust to fair market value the option provisions of the Company's interest rate swap agreements.

         Income taxes. Income taxes increased $1.4 million to $2.3 million in the three months ended September 30, 2000 from $0.9 million in the comparable period in 1999. Income taxes, as a percentage of income before income taxes, increased to 46.8% in the 2000 period from 11.2% in the 1999 period. Income taxes for the three months ended September 30, 2000 reflects the impact of a change in the estimated effective income tax rate for the full year to 38.5%. Income taxes for the three months ended September 30, 1999 reflects the impact of 1998 income tax adjustments related to a prior year refund and the Recapitalization.

     The Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

         Net sales. Net sales decreased $32.1 million, or 9.0%, to $323.0 million in the nine months ended September 30, 2000 from $355.1 million in the comparable period in 1999. The average number of active Displayers increased 10.6% to 62,600 in the nine months ended September 30, 2000 from 56,600 in the comparable period in 1999. This growth resulted in an increased percentage of less experienced and less productive Displayers which is reflected in a 23.3% decrease in the number of orders per displayer from 12.0 in 1999 to 9.2 in 2000. The total number of orders shipped decreased 10.4% from 677,153 in the 1999 period to 606,955 in the nine months ended September 30, 2000. The average order size of $516 in the nine months ended September 30, 2000 was consistent with $516 for the comparable 1999 period.

         Gross profit. Gross profit decreased $13.2 million to $169.7 million in the nine months ended September 30, 2000 from $182.9 million in the comparable period in 1999. As a percentage of net sales, gross profit increased to 52.5% in the 2000 period from 51.5% in the 1999 period. Gross profit percentages increased as a result of the new higher margin products, fewer discounts and increased manufacturing efficiencies.

         Selling expense. Selling expense decreased $7.1 million, or 11.3%, to $55.9 million in the nine months ended September 30, 2000 from $63.0 million in the comparable period in 1999. As a percentage of net sales, selling expense decreased slightly to 17.3% in the 2000 period from 17.7% in the 1999 period. This decrease was due to lower reimbursed selling expenses, reduced incentive costs and lower bonus accruals for sales directors offset by higher effective commissions. Commissions have increased in connection with the new Hostess program since substantially all products were made commissionable.

         Freight, warehouse and distribution expense. Freight, warehouse and distribution expense decreased $0.3 million, or 0.8%, to $35.1 million in the nine months ended September 30, 2000 from $35.4 million in the comparable period in 1999. These costs were 10.9% of net sales in the 2000 period compared to 10.0% in the 1999 period. This increase in percentage was primarily due to an increase in the percentage of heavier products shipped in the 2000 period. Redundant warehouse and distribution costs of $2.6 million, primarily relating to duplicate facility costs and redundant temporary labor, have been reclassified to a separate operating expense line item in the accompanying Consolidated Statements of Operations and Comprehensive Income.

         General and administrative expense. General and administrative expense increased $7.6 million, or 39.9%, to $ 26.5 million in the nine months ended September 30, 2000 from $18.9 million in the comparable period in 1999. This increase was primarily due to corporate headquarters rental expense increased credit card fees in connection with the Company's internet-based order entry system (Home Online). Certain non-recurring costs of $2.8 million associated with staff reductions, excess facilities and accelerated amortization on leasehold improvements at the headquarters facility are also included in general and administrative expense for the nine months ended September 30, 2000.

         Homco restructuring. The Company incurred approximately $1.0 million of non-recurring cost related to the combination of Homco's operations into GIA, which is reflected in Homco restructuring.

         Redundant warehouse and distribution. Redundant warehouse and distribution costs of $2.6 million, consist primarily of incremental labor associated with productivity issues at the new consolidated distribution facility, costs of operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

         Other income (expense). Other income (expense) included an adjustment to income in the nine months ended September 30, 2000 of approximately $983,000 to adjust to fair market value the option provision of the Company's interest rate swap agreement.

         Income taxes. Income taxes decreased $4.0 million to $7.5 million in the nine months ended September 30, 2000 from $11.5 million in the comparable period in 1999. Income taxes, as a percentage of income before income taxes, increased to 38.5% in the 2000 period from 34.3% in the 1999 period. The Company believes that the effective income tax rate for the entire 2000 period will be consistent with the effective income tax rate for the nine months ended September 30, 2000. Income taxes for the three months ended September 30, 1999 reflects the impact of 1998 income tax return adjustments related to a prior year refund and the Recapitalization.

SEGMENT PROFITABILITY

         The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico and Puerto Rico. International sales are directly attributable to the number of international Displayers the Company has selling its products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 9 to Unaudited Interim Consolidated Financial Statements.

         The Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

         Consolidated net sales decreased $15.1 million, or 13.5%, to $97.0 million in the three months ended September 30, 2000 from $112.1 million in the comparable period of 1999 due to the $16.0 million decrease in the Company's domestic direct sales as previously discussed. International net sales increased $1.3 million, or 61.2%, to $3.4 million in the three months ended September 30, 2000 from $2.1 million in the comparable period of 1999 primarily due to expansion of the international Displayer network. Manufacturing related sales in the three months ended September 30, 2000 increased $0.5 million, or 2.7%, to $19.9 million from $19.4 million in the comparable period of 1999 primarily due to building inventory levels for certain promotions and sales incentives in the third quarter of 2000.

         Consolidated EBITDA increased $2.6 million, or 13.3%, to $21.8 million in the three months ended September 30, 2000 from $19.2 million in the comparable period of 1999 primarily due to increased gross profit as a percentage of sales that is the result of the shift to higher margin products. Manufacturing related EBITDA increased $2.6 million, or 96.0%, to $5.4 million in 2000 from $2.8 million in 1999 primarily due to increased efficiencies at the manufacturing facilities. International EBITDA improved, but was not significant to consolidated EBITDA.

         The Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

         Consolidated net sales decreased $32.1 million, or 9.0%, to $323.0 million in the nine months ended September 30, 2000 from $355.1 million in the comparable period of 1999 due to the $34.5 million decrease in the Company's domestic direct sales as previously discussed. International sales increased $4.0 million, or 70.5%, to $9.6 million in the nine months ended September 30, 2000 from $5.6 million in the comparable period of 1999 primarily due to expansion of the international Displayer network. Manufacturing related sales in the nine months ended September 30, 2000 decreased $7.3 million, or 11.0%, to $59.4 million from $66.7 million in the comparable period of 1999 primarily due to volume declines in wood-framed prints and plastic products in the Company's domestic direct sales business.

         Consolidated EBITDA decreased $9.2 million, or 13.5%, to $59.2 million in the nine months ended September 30, 2000 from $68.4 million in the comparable period of 1999 primarily due to decreases in business sales volumes in the Company's domestic direct sales business, higher general and administrative and freight, warehouse and distribution costs in the 2000 period. Manufacturing related EBITDA decreased $0.8 million, or 5.6%, to $13.6 million in 2000 from $14.4 million in 1999 primarily due to lower production volumes. International EBITDA improved, but was not significant to consolidated EBITDA.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $11.3 and $13.1 million in the nine months ended September 30, 1999 and 2000, respectively. Net cash provided by operating activities during the nine months ended September 30, 2000 was favorably impacted by a decrease in inventory and other current assets. This favorable impact was primarily offset by decreases in income taxes payable and accrued liabilities. Inventory decreased during 2000 due to the consolidation of manufacturing facilities and distribution facilities, which eliminated the need to maintain duplicate inventory sites. The decrease in other current assets is primarily as a result of lower deposits on capital assets. Income taxes payable decreased due to lower tax estimates based on net income. Accrued liabilities decreased primarily as a result of the Company announcing that it will no longer sell Hostess Merits. As a result of this announcement, the Company experienced significant redemptions of outstanding Hostess Merit certificates during the 2000 period. Hostess Merits are coupons issued to displayers, which are reflected on the Company's financial statements as a liability until the coupon is redeemed.

         Investing activities during the nine months ended September 30, 2000 resulted in a net cash outflow of $18.2 million. Capital expenditures increased significantly from $10.6 million in the 1999 period to $29.5 million, not including $7.6 million in capital leases, in the 2000 period. The Company purchased the consolidated distribution facility for approximately $21.4 million and incurred approximately $1.2 million in improvements to construct office space in the facility. Proceeds of $14.6 million from the sale of properties and facilities in December 1999 and proceeds of $5.4 million from the sale of the Homco facility and another facility, in 2000, were used to pay for substantially all of the costs associated with the consolidated distribution facility. The remaining $6.9 million in capital expenditures in the 2000 period primarily relate to costs associated with the automated order fulfillment system in the consolidated distribution facility and upgrades for the Company's new computer system and internet capabilities.

         The Company has contracted with Vectrix.com, an e-commerce consulting firm, to assist the Company in enhancing its Internet capabilities, including improvements to the Home Online order entry system for Displayers. The Company plans to complete the initial phase of its e-commerce strategy with Vectrix.com during the fourth quarter of 2000. This phase consists primarily of upgrades and enhancements to the Company's current business-to-business application at an additional cost of approximately $2.0 million.

         In December 1999, the Company entered into capital leases with Bank One for furniture and fixtures associated with its office facilities of $1.2 million. Through September 30, 2000, the Company entered into additional capital lease of $7.6 million primarily related to the automated fulfillment system located at the new warehouse and distribution facility.

         On July 3, 2000 the Company purchased the remaining 40% ownership interest in Laredo Candle not owned by the Company from the minority owner for $8.7 million. Of the total purchase price, $900,000 is held in escrow and is subject to offset if certain performance standards are not satisfied by Laredo Candle during the twelve months ending June 30, 2001. The Company accounted for the acquisition by the purchase method of accounting. Goodwill of $4.2 million, representing the excess of cost over the fair value of individual net assets acquired, will be amortized over 15 years.

         Net cash used in financing activities was $24.1 and $19.7 million during the nine months ended September 30, 1999 and 2000, respectively. Cash used to make payments under the Senior Credit Facility decreased by $6.7 million during the 2000 period primarily due to mandatory prepayments made in 1999 but not required in 2000.

         Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998, and are due semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility currently includes $70.0 million line of credit that matures on June 30, 2004. This line of credit, which does not have a fixed payment schedule, is referred to as the Revolving Loan.

         The Company paid a total of $45.8 million in debt service for the nine months ended September 30, 2000 consisting of principal payments under the Senior Credit Facility of $19.8 million, interest of approximately $15.9 million under the Senior Credit Facility and interest of approximately $10.1 million under the Notes.

         The Notes and Senior Credit Facility contain a number of affirmative and negative covenants, including restrictions on indebtedness, liens, investment sales or transfer of assets, mergers or consolidations, and dividend payments. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company is required to make certain mandatory prepayments of the term loans on an annual basis. As mentioned above, a mandatory prepayment was made in 1999 of $7.7 million whereas no prepayment was required in 2000. The Notes and Facility are guaranteed by all the Company's significant subsidiaries and are collateralized by substantially all of the assets of the Company and its significant subsidiaries.

         Revolving Loans of $20 million were drawn during the third quarter of 2000 and were repaid in full by September 30, 2000. The Company estimates that it will require additional capital during the fourth quarter of 2000, and has drawn $20 million on the Revolving Loans as of November 1, 2000, to meet working capital and capital expenditure needs. In addition, the Company may make up to $20 million in additional borrowings under the Revolving Loans prior to the end of fiscal 2000. Based on the Company's internal forecasts through December 31, 2000, the Company believes that, absent an amendment or waiver under its Senior Credit Facility, it may not be in compliance with the financial covenants (specifically, the leverage ratio and interest coverage ratio) contained in the Company's Senior Credit Facility as of the quarter ending December 31, 2000. As a result, the Company intends to seek the consent of its senior lenders to certain amendments to its Senior Credit Facility, including amendments to the financial covenants contained therein, prior to December 31, 2000 to insure such compliance. The Company has retained a financial advisor to assist it with, among other things, such efforts. While the Company believes that it will be able to obtain the requisite consent of its senior lenders to such amendments and, as a result, cause the Company to be in compliance as of December 31, 2000 with the financial covenants contained therein, there can be no assurance that it will be able to do so on terms that are satisfactory to the Company.

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

         In May 2000 the Company terminated the swap portion of the $75.0 million interest rate swap and received approximately $1.0 million, which resulted in a deferred gain of approximately $722,000 on the transaction. The gain has been recorded as a long-term liability and will be amortized over the remaining term of the swap as an adjustment to interest expense. The option portion of this instrument is still outstanding and had a fair market value of $258,000 at September 30, 2000 and is included in long-term liabilities.

         In addition, during the first nine months of 2000 three other interest rate swap agreements expired and the bank that was a party to such agreements did not exercise its option to renew the agreements. There were no significant gains or losses recorded on these expiration of these three agreements.

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

RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board voted to delay the effective date for implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after June 15, 2000. The Company will adopt this new standard in the first quarter of fiscal 2001 and does not believe the new standard will have a significant impact on its financial statements.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              Exhibit Number     Description
              --------------     -----------
                  *27.1          Financial Data Schedule

              *Filed herewith

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.


By:  /s/ KENNETH J. CICHOCKI
   -------------------------
Kenneth J. Cichocki
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Date: November 10, 2000

                                INDEX TO EXHIBIT

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
*27.1                  Financial Data Schedule

----------
*Filed herewith.