Form 10-K405
period 2000-12-31
HOME INTERIORS & GIFTS INC
filed 2001-04-04
CIK 1067541

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER 333-62021

                          HOME INTERIORS & GIFTS, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       75-0981828
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

           1649 FRANKFORD ROAD, W
              CARROLLTON, TEXAS                                    75007
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

     As of April 4, 2001, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Founded in 1957, Home Interiors & Gifts, Inc., a Dallas based Texas corporation (the "Company"), believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's products include framed artwork and mirrors, candles and candle holders, plaques, figurines, planters, artificial floral displays, wall shelves and sconces (the "Products"). The Company sells the Products to non-employee, independent contractor sales representatives ("Displayers") who resell the Products primarily using the "party-plan" method to conduct in-home presentations or shows ("Shows") for potential customers. The Company believes that in-home Shows provide a comfortable environment where the unique benefits and attributes of the Company's Products can be demonstrated in a more effective manner than in the typical retail setting. As of December 31, 2000, the Company sold its Products to approximately 59,300 active Displayers located in the United States; the Company is also represented in Mexico and Puerto Rico.

     The Company purchases Products from a select number of independent suppliers and from its subsidiaries. Approximately 36% of the dollar volume of Products purchased by the Company in 2000 was purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The following is a brief description of the Company's subsidiaries, each of which is wholly-owned:

     - Dallas Woodcraft, Inc. ("DWC"), manufactures framed artwork and mirrors using custom-designed equipment.

     - GIA, Inc. ("GIA") and Homco, Inc. ("Homco"), manufacture various types of molded plastic products using custom-designed equipment. In April 2000, the Company consolidated its two separate injection molding facilities into a single facility at GIA in Grand Island, Nebraska and sold the Homco facility in McKinney, Texas.

     - Laredo Candle Company L.P. ("Laredo Candle") manufactures candles using custom-designed equipment. Laredo Candle is a Texas limited partnership formed following the Company's purchase of the remaining 40% ownership interest in Laredo Candle Company L.L.P. from the minority interest holder in July 2000.

     - Spring Valley Scents, Inc. ("SVS") is the general partner of Laredo
       Candle.

     - Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to the international Displayers.

     Since its inception, the Company has sold a coordinated line of Products to Displayers, a group of independent and self-confident individuals (a majority of which are women), who operate their own businesses by purchasing the Products from the Company and reselling them to customers. The Company continues to stress the importance and dignity of women, a philosophy adopted by its founder, Mary Crowley. This philosophy remains deeply imbedded in the Company's training, recruiting, motivation and selling strategies. The Company believes that this philosophy has contributed to its ability to attract and to retain loyal Displayers and to distinguish its products in the marketplace. The Company also believes that by providing its Displayers with the appropriate support and encouragement, they can achieve personally satisfying and financially rewarding careers through enhancing the home environments of their customers.

PRODUCTS

     Product Line. The Company's product line consists of approximately 1,000 items. The best selling Products include framed artwork and mirrors, candles and candle holders, plaques, figurines, sconces and artificial floral displays. Most of the Products are designed for display and sale in coordinated decorative groupings, which encourages customers to purchase several accessories to achieve a "complete" look. In general, the Products fit within design categories favored by Displayers and their customers, such as Casual Comfort, Romantic Living, Timeless Elegance and Today's Lifestyle. The Company expanded its Product offerings in 2000 to provide a broader assortment, which offers consumers a comprehensive and coordinated system for decorating and which appeals to larger segments of the population, particularly a younger consumer base. Contemporary and Ethnic Products were added in 2000, and the Company expects to add a line of children's products in the near future. The Company also offers a selection of seasonal Products for holiday decorating.

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

SALES METHODS AND ORGANIZATION

     Displayers. The Company's marketing and sales strategy is focused on motivating Displayers to purchase the Company's Products, hold Shows and demonstrate the Products, and resell the Products to their customers. Because the Company does not use mail-order catalogs, retail outlets or other methods of distribution, it is entirely dependent on Displayers to purchase and resell the Products. As independent contractor sales representatives, each Displayer is responsible for operating such Displayer's own business. Displayers generally work on a part-time basis.

     Displayers can profit from the difference between the purchase price of the Products paid by them to the Company and the sales price charged by them to their customers, which, for Displayers who are not Directors, is their principal source of income from the Company. If Displayers sell the Products at the Company's suggested retail prices, they generally can realize a 45% gross profit. Displayers also can earn money and other incentives based on the dollar amount of Products they, and the Displayers they have recruited, purchase from the Company. In addition, Displayers can benefit from periodic discounts offered by the Company. See "Training and Sales Support."

     Generally, Displayers pay for Products ordered from the Company at the time an order is placed, although the Company typically provides each Displayer with an unsecured line of credit of up to $4,000. The Company periodically modifies each Displayer's credit limit based on sales volumes. In late 1999, the Company implemented an internet order entry system ("Home Online") to simplify the ordering process for its Displayers and also began to accept credit card payments on Internet orders. During 2000, Home Online was further enhanced as a business-to-business website. Approximately 70% of orders from Displayers were being received through Home Online at the end of 2000. In February 2001, the Company launched Displayer websites to assist Displayers in their selling efforts. Displayers now have the option of having their own websites, which are linked to Home Online, to allow the Displayers to better communicate with and service their customers. As of April 4, 2001, approximately 11% of Displayers have their own website.

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

     Hostesses. Hostesses are critical to a Displayer's success. A Hostess is responsible for inviting guests, or prospective customers, to a Show and later for distributing the purchased Products to each customer. Historically, to reward the Hostess for the Hostess' efforts, the Displayer gave the Hostess products from an exclusive, but limited, Product line based on the sales volume generated at the Show. Beginning in March 2000, the Company implemented a new Hostess Program which simplified the reward process for Displayers and Hostesses. Under the new Hostess Program, Hostesses who meet certain sales thresholds receive Products in an amount equal to 20% of the sales generated at the Show. The new Hostess Program enables Hostesses to select merchandise from the entire Product Line, rather than from a limited number of exclusive Hostess Products as was offered under the previous Hostess Program Hostesses also qualify for 55% discount bonus buys and can receive additional gifts for bookings. The Company believes that, in addition to simplifying the reward process, the new Hostess Program benefits Displayers and Hostesses by increasing the Product selection for customers since Products previously available only to Hostesses are now available to all customers.

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

TRAINING AND SALES SUPPORT

     Field Organization. The Company's training and sales support for Displayers is designed to promote contact between less experienced Displayers and more experienced or more active Displayers. The Company groups Displayers into "Units" for training and motivational purposes. In the United States, the number of Displayers in a Unit ranges from 22 to 210, with an average of approximately 65 Displayers per Unit. Approximately 1,000 Units are headed by either a "Branch Director" or a "Unit Director" and each Unit is grouped with other Units to constitute a "Branch." The number of Units in a Branch ranges from 4 to 23, with an average of approximately 10 Units per Branch. As of December 31, 2000, there were approximately 100 Branches in the United States, each of which was headed by a Branch Director. In addition, Branches are grouped into "Districts," and 12 District Directors travel throughout the United States, Mexico and Puerto Rico motivating, training and inspiring Branch Directors. All Directors are independent contractors and are not employees of the Company.

     Recruiting and Training. It is vital to the Company's success to consistently recruit new Displayers since the average annual turnover of Displayers over the last three years approximated 58%. Accordingly, the Company provides Displayers with both additional financial rewards and the possibility of promotions to different Director categories based upon their ability to recruit and train productive Displayers. The Company's ability to recruit, train, motivate, and retain Displayers depends upon, among other things:

     - the managerial capabilities and personal charisma of the Company's senior management;

     - the Displayers' ability to earn acceptable profits;

     - the Company's ability to provide adequate and timely recruiting and training incentives to existing Displayers;

     - the introduction of new Products and marketing concepts;

     - the effectiveness of the Company's Hostess Program;

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

     Though any Displayer can recruit an individual to become a Displayer, only Displayers who are Trainers may train a recruit and earn commissions on the Product sales of recruits that they have trained. To become a Trainer, a Displayer must: have demonstrated previous recruiting success, have been recommended by the Displayer's Branch Director and have attended training classes at the Company's headquarters. The Company has certified approximately 2,700 of its Displayers as Trainers. In 2000, Trainers earned commissions totaling $3.3 million. When the recruiting and sales volume of a Trainer and the Trainer's recruits reach certain levels, the Trainer may be permitted to form a new Unit and become a Unit Director.

     The Company believes that training is a critical component of a Displayer's success. The Company emphasizes sales of the Products and typically requires all recruits to participate in an intensive sales-education program. The Company encourages Displayers to recruit new Displayers who will sell Products to customers rather than merely purchasing items for personal consumption. In contrast, the Company believes that many other direct selling companies encourage recruiting of new sales people irrespective of the future sales potential of the new recruits. The training program primarily includes instruction by a Trainer and observing several Shows conducted by experienced Displayers. One-on-one training sessions or group training sessions are conducted by a Certified Trainer, and a marketing and service guide was created as a reference manual for Displayers. New Displayers also receive detailed instructions from their Trainer about the Products, fundamental elements of home decorating and methods for conducting successful Shows. In February 2001, the Company introduced the "Show Flip Chart," another tool to help the Displayer conduct successful Show presentations.

     Training and Motivation. The Company believes that Company-sponsored training and motivation of Displayers is critical to Displayer morale and, therefore, to the Company's sales. The Company hosts a two-day annual seminar for all Displayers. At that seminar, the Company provides motivational speakers, Product displays, entertainment and meals, and conducts recognition ceremonies to highlight Displayer achievements. The Company also sponsors one-day or two-day "rallies" every August, at locations across the United States, to introduce the Company's fall and Christmas Product lines. To further support the training and motivation of Displayers, the Company is using motivational speakers throughout 2001 to assist Branch Directors.

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

     Incentive Programs. In addition to the gross profit Displayers can earn through the purchase and resale of the Products, the Company provides incentives to Displayers by rewarding top-performing Displayers with vacation trips, gifts and other prizes. The incentive rewards, which vary annually, are based on the volume of Products purchased from the Company by a Displayer. The Company also provides a variety of discount programs in connection with Product purchases and rewards Displayers who recruit other productive Displayers.

     Remuneration. Directors earn commissions on the Product purchases of the Displayers they service and are eligible for performance bonuses. Branch and Unit Directors earned commissions, including performance bonuses, amounting to $44.9 million in 2000. District Directors also receive a monthly amount for each Unit they service plus an annual payment based on the percentage of their District's annual increase in Product purchases. District Directors earned $2.2 million in 2000. In addition, District Directors, Branch Directors, and certain Unit Directors are reimbursed for certain travel and other expenses. Reimbursed expenses totaled $2.6 million in 2000.

PRODUCT SUPPLY AND MANUFACTURING

     Approximately 36% of the dollar volume of Products purchased by the Company in 2000 were purchased from, and manufactured by, the Company's subsidiaries. The Company manufactures framed artwork and mirrors, candles, plaques, and various types of molded plastic products through the use of custom-designed equipment. To date, the Company has been able to secure an adequate supply of raw materials for its manufacturing operations from numerous sources, and the Company does not expect any material interruptions in the supply of raw materials it uses to manufacture Products.

     In April 2000, the Company closed its Homco facility in McKinney, Texas due to low utilization rates. The Company consolidated Homco's operations with GIA, its manufacturing operations located in Grand Island, Nebraska. Both Homco and GIA manufactured molded plastic products. The consolidation has generated new efficiencies in the production of molded plastic products and has improved capacity at the GIA facility.

     Products not manufactured by the Company are purchased from numerous foreign and domestic suppliers. During 1999, the Company increased its number of overseas suppliers in conjunction with the expansion of its Product line, particularly its Ethnic Products. The number of suppliers remained constant in 2000 as compared to 1999. The Company is either the largest or the only customer of many of its suppliers, and many of its Products are manufactured exclusively for the Company. Many of the Company's supplier relationships have existed for more than 20 years, and the Company has experienced minimal supplier turnover in the recent years. However, because the Company generally does not enter into supply agreements with its suppliers, these relationships generally may be terminated at any time by either party. The Company believes that its relationships with its suppliers are good. The Company has not had any material interruptions in the supply of Products it purchases from suppliers. Other than H.T. Ardinger & Son Company, which supplied the Company with 11.5% of its Products in 2000, no third-party supplier furnished the Company with more than 10% of its purchased Products during 2000.

PRODUCT DISTRIBUTION

     Displayers typically submit orders to the Company's headquarters weekly on one assigned order processing day. Upon receipt, orders are recorded and the Displayer's recent sales activity, credit and accounts receivable status are verified. Each purchase order is then forwarded to the Company's distribution center, where it is filled and shipped, generally on the same day it is received.

     In May 2000, the Company implemented an automated order fulfillment system which includes a new conveyor system, special racks and storage bins and a warehouse management software system. The Company also consolidated its distribution centers from six facilities to two facilities. The Company encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. The Company has identified and is in the process of correcting any system design problems and is improving the overall productivity of the consolidated distribution facility. The Company expects to have fully consolidated distribution into one facility by December 31, 2001, upon improvement of the operational effectiveness of the Company's automated order fulfillment system.

     To minimize shipping costs, the Company uses a two-step process in which approximately 100 common carriers ship full truck loads of Products to approximately 200 regional delivery sites where locally-based freight distributors ("Local Distributors") sort the full loads and deliver the Products to each Displayer. Approximately 78% of the Products shipped by the Company are delivered in this manner. In cases where Local Distributors are not used, the Products are shipped by common carrier or UPS directly to Displayers.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

     Refer to the information under Note 17 to Consolidated Financial Statements which is hereby incorporated by reference.

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

     The Company also competes with other direct-selling organizations, even those whose products may not compete with the Products, in recruiting and retaining Displayers. The Company's success requires the recruitment, retention and integration into the Company's business of highly qualified management, sales, marketing and product development personnel.

EMPLOYEES

     As of April 4, 2001, the Company employed approximately 1,200 persons, principally in the Dallas, Texas metropolitan area. None of the employees of the Company is represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

     As of December 31, 2000, the Company owned the following properties, which are used for the purposes set forth below:

                                                                                   APPROXIMATE
LOCATION(1)                                     PURPOSE                           SQUARE FOOTAGE
-----------                                     -------                           --------------
                        Corporate headquarters; warehouse and distribution           660,000
Carrollton(2).........  facility
Dallas................  DWC manufacturing facility                                   209,000
Grand Island,           GIA manufacturing facility                                   140,000
  Nebraska............
Laredo................  Laredo Candle manufacturing facility                         103,000
Coppell(3)............  Vacant land                                                  317,500
Dallas(4).............  Vacant land near DWC manufacturing facility                  237,400

(1) All cities are located in Texas, except as noted.

(2) In 2000, the Company purchased an undivided 100% interest in a 660,000 square-foot warehouse and distribution facility in Carrollton, Texas from Argent Frankford L.P. ("Argent") for approximately $21.4 million. In December 2000, the Company relocated its corporate staff from its former leased headquarters at Granite Tower, Dallas, Texas to the Company's warehouse and distribution facility in Carrollton, Texas. In February 2001, the Company subleased approximately 40,000 square feet of the Company's former leased headquarters to a subtenant. The Company has hired consultants to assist in subleasing the remaining unused space to its current subtenant or to another subtenant or to complete a buyout of the remaining lease obligation by December 31, 2001.

(3) Approximately 317,500 square-feet of vacant land located in Coppell, Texas was contracted for sale to Lincoln Property Company Commercial, Inc. on January 3, 2001, with an anticipated closing date of May 9, 2001.

(4) Approximately 237,400 square-feet of vacant land near the DWC manufacturing facility in Dallas, Texas was contracted for sale to S&A Enterprises, Inc. on November 17, 2000, with an anticipated closing date of April 30, 2001.

     The Company entered into a 60-month Industrial Lease with Parker Metropolitan, L.P. ("Parker") for land, building and related facilities located at 815 South Coppell, Coppell, Texas. As a result of the commencement of this lease on August 1, 2000, the Company terminated two existing leases, one in Frisco, Texas and the other in Coppell, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Company's common stock, $0.10 par value per share. As of April 4, 2001, the Company had outstanding 15,240,218 shares of common stock held by approximately 188 shareholders.

     Holders of common stock are entitled to share ratably in dividends, if and when declared by the Company's Board of Directors (the "Board") out of funds legally available therefor. Dividends of $0.075 were paid during the first quarter of 1998. The Company has not paid any dividends on its common stock since the closing in June 1998 of the transactions that were the subject of the Agreement and Plan of Merger dated April 13, 1998, by and between the Company and Crowley Investments, Inc. ("CII") (the "Merger Agreement"). The Company also is restricted in the amount of dividends that may be paid to holders of common stock pursuant to the credit agreement with its principal lenders (the "Senior Credit Facility") and the Indenture dated as of June 4, 1998 (the "Indenture"), among the Company, certain of its subsidiaries, as guarantors, and United States Trust Company of New York, as trustee, pursuant to which the Company issued its 10 1/8% Senior Subordinated Notes Due 2008 (the "Notes"). Since the terms of the Notes and the Company's Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following summary is intended to highlight certain information contained elsewhere in this report. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" elsewhere in this report for greater detail.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1996       1997       1998        1999       2000
                                         --------   --------   ---------   --------   --------
                                                 (IN THOUSANDS, EXCEPT DISPLAYER DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..............................  $434,299   $468,845   $ 490,223   $503,344   $460,440
Cost of goods sold.....................   225,137    239,664     242,343    240,390    223,514
                                         --------   --------   ---------   --------   --------
Gross profit...........................   209,162    229,181     247,880    262,954    236,926
Selling, general and administrative:
  Selling..............................    69,964     74,010      81,124     89,721     81,668
  Freight, warehouse and
     distribution......................    37,842     41,844      44,718     49,860     46,333
  General and administrative(1)........    20,096     23,921      20,641     27,270     48,047
  Gains on the sale of assets..........    (2,077)      (198)     (6,375)   (10,650)    (2,738)
  Stock option expense (credit)........        --         --         563        912       (351)
  Homco restructuring..................        --         --          --         --      1,027
  Redundant warehouse and
     distribution......................        --         --          --         --      6,089
  Recapitalization expenses(2).........        --         --       6,198         --         --
                                         --------   --------   ---------   --------   --------
          Total selling, general and
            administrative.............   125,825    139,577     146,869    157,113    180,075
                                         --------   --------   ---------   --------   --------
Operating income.......................    83,337     89,604     101,011    105,841     56,851
Other income (expense):
  Interest income......................     5,113      7,985       5,563      2,978      2,208
  Interest expense.....................      (503)      (362)    (27,532)   (44,081)   (45,496)
  Other income (expense)...............       456      2,884       1,020       (183)     2,116
                                         --------   --------   ---------   --------   --------
Other income (expense), net............     5,066     10,507     (20,949)   (41,286)   (41,172)
                                         --------   --------   ---------   --------   --------
Income before income taxes.............    88,403    100,111      80,062     64,555     15,679
Income taxes...........................    33,957     37,919      31,807     22,967      5,892
                                         --------   --------   ---------   --------   --------
Net income.............................  $ 54,446   $ 62,192   $  48,255   $ 41,588   $  9,787
                                         ========   ========   =========   ========   ========
OTHER FINANCIAL DATA:
Gross profit percentage................      48.2%      48.9%       50.6%      52.2%      51.5%
EBITDA(3)..............................  $ 84,610   $ 92,019   $ 104,567   $100,135   $ 75,259
EBITDA margin(4).......................      19.5%      19.6%       21.3%      19.9%      16.3%
Cash flows provided by (used in):
  Operating activities.................  $ 57,507   $ 60,285   $  59,147   $ 28,073   $ 28,001
  Investing activities.................    (8,808)   (67,023)     69,083     (6,685)   (20,625)
  Financing activities.................    (6,086)   (21,760)   (191,329)   (30,274)     2,299
Depreciation and amortization..........     3,350      2,613       3,170      4,032      8,837
Capital expenditures...................     2,126      4,617       8,443     12,703     34,135
Dividends paid(5)......................     6,086     22,190       9,554         --         --
DOMESTIC DISPLAYER DATA:
Number of orders shipped...............   710,008    732,202     765,967    921,636    821,716
Average order size(6)..................  $    610   $    635   $     632   $    536   $    542
Active Displayers at end of
  period(7)............................    37,800     42,800      50,100     68,300     59,300
Average number of active Displayers
  during period(7).....................    39,900     41,400      45,600     59,000     61,900

                                                              AS OF DECEMBER 31,
                                            -------------------------------------------------------
                                              1996       1997       1998        1999        2000
                                            --------   --------   ---------   ---------   ---------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.................  $132,848   $104,262   $  41,024   $  32,406   $  41,720
Property, plant and equipment, net........    15,481     17,353      21,774      30,473      60,600
Total assets..............................   195,774    244,190     132,448     161,541     165,398
Total debt (including current
  maturities).............................        --         --     487,000     455,546     465,333
Shareholders' equity (deficit)............   141,227    189,931    (414,074)   (371,186)   (362,111)

---------------

(1) General and administrative expenses increased from $27.3 million in 1999 to $48.0 million in 2000 as a result of an increase in corporate headquarter rental expense of $1.3 million, an increase in credit card fees of $4.7 million in connection with Home Online and an increase in depreciation expense of $3.9 million in connection with a higher level of capital expenditures. Certain additional non-recurring costs of $5.5 million associated with staff reductions and excess facilities are also included in general and administrative expense for the year ended December 31, 2000. There were no non-recurring costs of this nature included in general and administrative for the year ended December 31, 1999. The increase was also partially attributable to a reduction in income of $1.5 million from unredeemed Hostess merits in 2000 as compared to 1999.

(2) Recapitalization expenses consist of amounts paid to the Company's financial and legal advisors in connection with the Recapitalization.

(3) EBITDA represents operating income plus depreciation and amortization, Recapitalization expenses, Homco restructuring expenses, redundant warehouse and distribution expenses and non-cash expenses for stock options, and excludes certain non-recurring costs of $5.5 million associated with corporate reorganization included in general and administrative expense and any gains on the sale of assets. EBITDA generally is considered to provide information regarding a company's ability to service and/or incur debt, and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered in isolation, as a substitute for net income, cash flows from operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity.

(4) Defined as EBITDA as a percentage of net sales.

(5) Since the terms of the Notes and the Senior Credit Facility restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

(6) Average order size is calculated based on net sales divided by number of orders. For purposes of this calculation, international sales of approximately $4.1 million, $6.4 million, $9.1 million and $15.1 million for 1997, 1998, 1999 and 2000 have been excluded from net sales, respectively. There were no international sales in 1996.

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

     All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) loss of Displayers; (ii) loss or retirement of key members of management; (iii) imposition of state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of the Company's Hostess Program; and (vii) additional unexpected problems associated with the automated order fulfillment system. Many of these factors will be beyond the control of the Company.

     Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

COMPANY BACKGROUND

     The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of December 31, 2000, the Company sold its Products to approximately 59,300 active Displayers located in the United States; the Company is also represented in Mexico and Puerto Rico. The Company's sales are dependent upon the number of Displayers selling the Company's Products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales.

     To stimulate sales, the Company offers a variety of discounts and incentives to Displayers. The amount and timing of discounts and incentives vary from year to year. The cost of discounts is reflected in the Company's net sales while the cost of incentives is reflected in selling expense.

     Primarily, because of the nature of the direct selling industry, and as a result of numerous general and economic factors, the Company experienced average annual Displayer turnover of approximately 58% during the last three years. The average annual Displayer turnover increased significantly to approximately 71% for the year ended December 31, 2000. While this recent level of sales representative turnover is relatively common in the direct sales industry, it is unusual for the Company. The Company believes that new Displayers are generally among the least productive Displayers and that the majority of Displayers whose status as Displayers terminates in any particular year are Displayers recruited in that year or in the immediately preceding year. The Company's ability to maintain its sales volume and to achieve growth depends upon its ability to attract, train and retain a significant number of new Displayers each year.

     The Company believes that the increase in Displayer turnover during the year ended December 31, 2000 is due to the adoption of revised recruiting and training criteria in early 1999 and, to a lesser extent, a policy change in 2000 that requires a Displayer to place an order at least once in each quarter to be considered "active." Among other things, the Company increased opportunities for new Displayers by reducing initial purchase requirements and time commitments and by lowering certain other barriers to entry. These changes resulted in a significant increase in the number of new Displayers, and the active Displayer base grew from 50,100 as of December 31, 1998 to 68,300 as of December 31, 1999. This growth resulted in a greater percentage of newer, less experienced, and therefore, less productive sales representation. As of December 31, 2000, the active Displayer base was 59,300.

     Additionally, in June 1999, the Company lowered its minimum order requirement, and, as a result, experienced a further decline in average order sizes. The Company believes that many of the new Displayers recruited in 1999 were former Hostesses who became Displayers in order to purchase merchandise at a discount. A majority of these personal purchases occurred during the seasonable period in the fourth quarter of 1999. The Company is in the process of re-establishing productivity standards and higher expectations for its new Displayers through a more targeted training program. While the Company intends to continue its training focus, it realizes that training is an intensive process that may take time away from potential sales activity. The Company believes that this factor, combined with fewer Displayers than the prior year, may result in lower sales during the first quarter of 2001 as compared to the comparable period in 2000.

     Historically, the Company has benefited from relatively stable gross profit and operating profit margins. Once a Product is introduced into the Company's product line, the price at which the Company purchases the Product from its suppliers and the price at which the Company sells the Product to Displayers seldom changes. The Company has steadily improved its gross profit margin since mid-1997, when the markup on all new Products was increased. Prior to that time, the Company seldom changed Product markups. During 2000, the Company expanded its Product line with new Product categories which are targeted to appeal to a broader market. The Company also is reviewing its pricing policies and, in the future, may purchase a larger percentage of Products directly from overseas vendors, which the Company believes will improve its gross profit margins.

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

     In March 2000, the Company implemented a new Hostess Program. The new Hostess Program enables Hostesses to select merchandise from the entire Product line rather than from a limited number of exclusive Hostess Products offered under the previous Hostess Program. Hostesses who meet certain sales thresholds receive Products in an amount equal to 20% of the sales generated at the Show. Hostesses also qualify for 55% discount bonus buys and can receive additional gifts for bookings. The exclusive line of Hostess Products offered under the previous Hostess Program represented low-margin, non-commissionable merchandise. The conversion of these items to retail merchandise will result in higher gross profit margins for the Company, as well as higher selling expenses, as essentially all Products are commissionable. In addition, as of March 2000, the Company no longer sells Hostess merits, which resulted in an increase in general and administrative expenses due to a reduction in income from unredeemed Hostess merits. The Company believes that, in addition to simplifying the reward process, the new Hostess Program will also benefit Displayers by increasing the Product selection for Hostesses and customers.

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

     In addition to the $24.3 million of fees and expenses related to the Recapitalization, the Company paid additional financial advisory and legal fees of approximately $6.2 million in connection with the Recapitalization. The Company paid its financial advisor approximately $5.7 million to assist with the development of strategic alternatives, identify potential buyers, evaluate proposals and assist in the negotiation of the Hicks Muse offer. These financial advisory and legal fees were expensed as incurred, and are reflected as Recapitalization expenses in the accompanying consolidated statement of operations and comprehensive income.

RESULTS OF OPERATIONS

  2000 Compared to 1999

     Net sales decreased $42.9 million, or 8.5%, to $460.4 million in 2000 from $503.3 million in 1999. Although the average number of active Displayers increased 4.9% to approximately 61,900 in 2000 from 59,000 in 1999, the number of active Displayers declined 13.2% to 59,300 at December 31, 2000 as compared to 68,300 at December 31, 1999. The number of orders shipped decreased 10.8% to 821,716 orders in 2000 from 921,636 orders in 1999. The decline in orders was offset by a 1.1% increase in the average order size of $542 in 2000 from $536 in 1999. The Company believes that Displayer productivity for the year ended December 31, 2000 was impacted at certain times during the year by a change in the Company's incentive-driven sales. During the initial six months of the year ended December 31, 2000, the Company provided no significant discounts, promotions or incentives and focused on improving the Hostess program. The Company resumed more of an incentive-driven sales strategy in the last six months of the year ended December 31, 2000.

     Displayer productivity was also impacted at certain times during the year by a significant decline in the historical merchandise fulfillment rate. The Company believes that many factors contributed to the increase in the percentage of items within each order that were not shipped to the Displayer. These factors include, but are not limited to, an increase in the number of product SKUs to a level that nearly exceeded the capacity of the Company's distribution facilities; an increased reliance on products manufactured overseas that require longer lead times than products manufactured by domestic suppliers; the use of less experienced temporary laborers in the distribution centers due to the problems experienced in the consolidated distribution facility; and the inability of certain domestic suppliers to deliver sufficient products in a timely manner primarily as a result of their working capital constraints. As of June 30, 2000, the order fulfillment rate was approximately 87% as compared to the order fulfillment rate of 96% as of December 31, 2000. As of April 4, 2001, the order fulfillment rate was 99%.

     Gross profit decreased $26.1 million, or 9.9%, to $236.9 million in 2000 from $263.0 million in 1999. As a percentage of net sales, gross profit declined to 51.5% in 2000 from 52.2% in 1999. The decrease in the gross profit percentage was primarily due to charges to cost of goods sold recorded in the fourth quarter of 2000 related to inventory. An inventory write-off of $1.1 million was recorded to adjust to the physical inventory count as of December 31, 2000. In addition, the reserve for obsolete inventory increased $3.5 million to $4.9 million as of December 31, 2000 from $1.3 million as of December 31, 1999. The reserve for obsolete inventory has increased primarily to address Christmas and other less-productive Products marked to be discontinued.

     Selling expense decreased $8.0 million, or 9.0%, to $81.7 million in 2000 from $89.7 million in 1999. As a percentage of net sales, selling expense remained relatively constant at 17.7% in 2000 as compared to 17.8% in 1999. Selling expense decreased as a result of lower reimbursed selling expenses, reduced incentive costs and lower bonus accruals for sales directors. However this decrease was offset as a result of an increase due to higher effective commission rates, which began to increase in March 2000 in connection with the implementation of the new Hostess program when substantially all products were made commissionable.

     Freight, warehouse and distribution expense decreased $3.6 million, or 7.1%, to $46.3 million in 2000 from $49.9 million in 1999. These costs were 10.0% of net sales in 2000 compared to 9.9% in 1999. This increase in percentage was primarily due to an increase in the percentage of heavier products shipped in the 2000 period. Redundant warehouse and distribution costs of $6.1 million, primarily relating to duplicate facility costs and redundant temporary labor, have been reclassified to a separate operating expense line item in the accompanying Consolidated Statements of Operations and Comprehensive Income.

     General and administrative expense increased $20.7 million, or 76.2%, to $48.0 million in 2000, from $27.3 million in 1999. This increase was primarily due to an increase in corporate headquarter rental expense of $1.3 million, an increase in credit card fees of $4.7 million in connection with Home Online and an increase in depreciation expense of $3.9 million in connection with a higher level of capital expenditures. Certain additional non-recurring costs of $5.5 million associated with staff reductions and excess facilities are also included in general and administrative expense for the year ended December 31, 2000. There were no non-recurring costs of this nature included in general and administrative for the year ended December 31, 1999. The increase was also partially attributable to a reduction in income of $1.5 million from unredeemed Hostess merits in 2000 as compared to 1999.

     Gains on the sale of assets of approximately $2.7 million were recorded in 2000 from the sales of distribution facilities and associated land and investments held for sale, as compared to $10.7 million in 1999 principally from the sale of office, warehouse and distribution facilities and associated land.

     Stock option credits of approximately $351,000 were recorded in 2000 as compared to an expense of approximately $912,000 as a result of a decrease in the weighted average fair value of options outstanding as of December 31, 2000 as compared to December 31, 1999.

     Homco restructuring expense of approximately $1.0 million was recorded in 2000 as a result of non-recurring costs related to the consolidation of Homco's operations into GIA.

     Redundant warehouse and distribution expenses of $6.1 million were recorded in 2000 and consist primarily of incremental labor associated with productivity issues at the new consolidated distribution facility, costs of operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

     Interest income decreased $0.8 million, or 25.9%, to $2.2 million in 2000 from $3.0 million in 1999 due to lower average investment balances.

     Interest expense increased $1.4 million, or 3.2%, to $45.5 million in 2000 up from $44.1 million in 1999. This increase was the result of interest due on the Notes and the Senior Credit Facility which increased as a result of the increase in the LIBOR rate during 2000. In addition, the Company incurred interest expense of $0.7 million on the borrowings outstanding under the Revolving Loans during 2000.

     Other income (expense) in 2000 includes income of approximately $1.2 million to adjust to fair market value the option provision of the Company's interest rate swap agreement.

     Income taxes decreased $17.1 million to $5.9 million in 2000 from $23.0 million in 1999. Income taxes, as a percentage of income before income taxes, was 37.6% in 2000 compared to 35.6% in 1999. The difference in rates relates primarily to prior year refunds applied in 1999, thereby lowering the 1999 effective rate. Due to the anticipated recognition during 2001 of certain cancellation of indebtedness income, the Company anticipates that its income taxes for 2001 may increase over 2000. See "Liquidity and Capital Resources -- Related Party Note Purchase."

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

     Selling expense increased $8.6 million, or 10.6%, to $89.7 million in 1999 from $81.1 million in 1998. As a percentage of net sales, selling expense increased to 17.8% in 1999 from 16.5% in 1998. This increase was primarily attributable to higher commission rates for certain Unit Directors and a non-recurring cost of approximately $1.0 million associated with the discontinuation of an expense reimbursement program for certain Unit Directors.

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

SEGMENT PROFITABILITY

     The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico and Puerto Rico. International sales are directly attributable to the number of international Displayers the Company has selling its Products. The Company's chief operating decision maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 17 to Consolidated Financial Statements.

     Consolidated net sales decreased $42.9 million, or 8.5%, to $460.4 million in 2000 from $503.3 million in 1999 due to the $46.7 million decrease in the Company's domestic direct sales. International sales increased $6.0 million, or 66.5%, to $15.1 million in 2000 from $9.1 million in 1999 due to expansion of the international Displayer network. Manufacturing related sales decreased $0.5 million, or 0.6%, to $87.6 million in 2000 from $88.1 million in 1999 due to overall volume declines in wood-framed prints and plastic products in the Company's domestic direct sales business. Consolidated net sales increased $13.1 million, or 2.7%, to $503.3 million in 1999 from $490.2 million in 1998 largely due to an increase in the Company's domestic direct sales of $13.1 million. In 1999, manufacturing related sales grew at a slightly reduced rate than the Company's domestic direct sales business. International sales increased $2.7 million, or 42.2%, to $9.1 million in 1999 from $6.4 million in 1998 due to expansion of the international Displayer network.

     Consolidated EBITDA decreased $24.8 million, or 24.8%, to $75.3 million in 2000 from $100.1 million in 1999 primarily due to decreased sales volume resulting from a less profitable Displayer base and to higher selling, general and administrative costs in the Company's domestic direct sales business relative to sales. Manufacturing related EBITDA remained relatively constant in 2000 as compared to 1999. Consolidated EBITDA decreased $4.5 million, or 4.2%, to $100.1 million in 1999 from $104.6 million in 1998 primarily due to higher selling, general and administrative costs in the Company's domestic direct sales business relative to sales and significant manufacturing inefficiencies in 1999. Manufacturing related EBITDA decreased $2.4 million, or 11.7%, to $18.0 million in 1999 from $20.4 million in 1998 due to lower production volumes and product mix in the latter half of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased $0.1 million during 2000 as compared to 1999. Net income, as adjusted for non-cash items, decreased $21.5 million from $43.9 million in 1999 to $22.4 million in 2000. Changes in assets and liabilities increased cash provided by operating activities by $5.6 million in 2000 as compared to a decrease of $15.8 million in 1999. A decrease in accounts receivable of $1.5 million in 2000 primarily resulted from a promotion at December 31, 2000 to encourage payment of Displayer receivable balances. A decrease in inventories of $10.0 million in 2000 was primarily a result of the consolidation of manufacturing and distribution facilities, which eliminated the need to maintain duplicate inventory sites. These changes were offset by decreases in accounts payable of $3.3 million and decreases in royalties payable of $5.2 million. Accounts payable decreased as a result of the timing of invoice payments at year end compared to the prior year, and royalties payable decreased as a result of lower sales compared to prior year.

     Net cash used in investing activities increased to $20.6 million from $6.7 million in 2000 and 1999, respectively. Capital expenditures in 2000 totaled $34.1 million compared to $12.7 million in 1999. The increase in capital expenditures in 2000 was primarily due to the purchase and construction of the consolidated warehouse and distribution facility. The Company purchased an undivided 100% interest in a new warehouse and distribution facility for approximately $21.4 million and incurred approximately $2.5 million in improvements to construct office space in the facility. Proceeds of $14.6 million from the sale of properties and facilities in December 1999 and proceeds of $5.4 million from the sale of the Homco facility and another facility, in 2000, were used to pay for substantially all of the costs associated with the consolidated distribution facility. Capital expenditures of $14.5 million in 2000 were incurred related to costs associated with the automated order fulfillment system in the consolidated distribution facility and upgrades for the Company's new computer system and internet capabilities.

     The Company estimates that its capital expenditures for the year ended December 31, 2001 will decrease significantly compared to 2000. The Company expects to incur additional costs associated with the correction of operational effectiveness of the automated order fulfillment system. During 2000, the Company experienced delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. The Company has identified and is in the process of correcting the identified system design problems and improving the overall productivity of the consolidated distribution facility. As a result of existing system limitations and virtual extinction of the programming language, the Company also expects to incur approximately $5.5 million in capital expenditures associated with the implementation of a new enterprise resource planning ("ERP") system in 2001.

     The Company has contracted with an e-commerce consulting firm to assist the Company in enhancing its internet capabilities, including improvements to the Home Online order entry system for Displayers. See Item
13, "Certain Relationships and Related Transactions." The initial phase of the e-commerce strategy was completed in February 2001 with the relaunch of the Company's website and the addition of Displayer webpages. The Company spent approximately $2.3 million for the year ended December 31, 2000 on e-commerce-related improvements. The second phase of the e-commerce strategy consists of providing the Displayer's customers the ability to order from the Displayer over the internet and is expected to be completed in June 2001. The Company expects to spend approximately $1.2 million for the year ended December 31, 2001 on e-commerce-related improvements.

     In July 2000, the Company purchased the remaining 40% minority interest in Laredo Candle for cash of $8.7 million. Of the total purchase price, $900,000 is held in escrow and is subject to offset if certain performance standards are not satisfied by Laredo Candle during the twelve months ending June 30, 2001. The Company accounted for the acquisition using the purchase method of accounting. Goodwill of $4.2 million, representing the excess of cost over the fair value of net assets acquired, is being amortized over 15 years.

     Investing activities in 1999 resulted in a net outflow of $6.7 million compared to a net inflow of $69.1 million in 1998. Capital expenditures in 1999 totaled $12.7 million compared to $8.4 million in 1998. The increase in capital expenditures in 1999 was primarily due to the Company's 60% share of building costs and equipment purchases for Laredo Candle. Investment in the Company's new computer system, including Internet capabilities, also was included in 1999. Investing activities were enhanced by payments on notes receivable which increased to $6.5 million during 1999, compared to $2.0 million in 1998, due to early payoff of certain notes. During 1998, the Company sold two aircraft and a building for proceeds of $7.8 million.

     Net cash provided by financing activities was $2.3 million in 2000 as compared to the Company's use of cash for financing activities of $30.3 million in 1999. This change was primarily as a result of the $30.0 million of Revolving Loans borrowed during 2000.

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

     Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $30.0 million of Revolving Loans, which mature on June 30, 2004.

     The Company paid a total of $69.6 million in debt service for 2000, consisting of principal payments under the Senior Credit Facility of $27.2 million, interest under the Senior Credit Facility of approximately $21.4 million, interest of $20.3 on the Notes and interest of $0.7 million on the Revolving Loans. The

Company anticipates that its debt service requirements will total $75.4 million in 2001, consisting of principal payments due under the Senior Credit Facility of $32.2 million, interest due under the Senior Credit Facility of $20.1 million, interest of $20.3 million due on the Notes, and interest of $2.8 million on the Revolving Loans.

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. The Company prepaid $7.7 million on the term loans as of March 31, 1999. No prepayments were made in 2000.

     As a result of the timing and the magnitude of working capital requirements and capital expenditures, the Company utilized the Revolving Loans at varying times during 2000, primarily to meet working capital needs and to make capital expenditures. As of December 31, 2000, $30.0 million was outstanding on the Revolving Loans.

     Effective March 30, 2001, the Company entered into an amendment to the Senior Credit Facility which, among other things: (i) reduced the Revolving Loans available to the Company from $40.0 million to $30.0 million; (ii) increased pricing by 75 basis points above previous levels; (iii) provided for an amendment fee of 25 basis points immediately payable to the Lenders who executed the amendment prior to March 31, 2001; (iv) provided for a fee of $3.0 million payable to the Lenders, with the payment of such fee deferred until September 30, 2001, and which such fee will be forgiven in the event that certain existing equity holders or their affiliates contribute $40.0 million in equity to the Borrower prior to September 30, 2001; (v) reset the leverage and interest coverage ratios applicable through the fiscal quarter ended December 31, 2001; and (vi) added additional financial covenants with respect to minimum liquidity and EBITDA. Further limitations related to capital lease obligations, liens, acquisitions, payment of management fees to affiliates, letters of credit, loans and advances to suppliers, and asset sales were also added to the Senior Credit Facility. Additionally, the amendment to the Senior Credit Facility waived compliance with the minimum interest coverage and maximum leverage ratios of the Senior Credit Facility for the quarter ended December 31, 2000. Based on its current projections, management believes that the Company will be able to meet the revised covenants set forth in the Senior Credit Facility, as amended, throughout 2001. However, because the Company's leverage and interest coverage ratios have been reset only through the fiscal year ended December 31, 2001, the Company anticipates that it will be required to restructure or refinance its existing indebtedness and/or seek additional sources of equity or debt capital during 2001 to enable it to continue to satisfy its obligations under the Senior Credit Facility beyond 2001. There can be no assurance that the Company will be able to successfully restructure or refinance its existing indebtedness and/or obtain additional equity or debt financing on terms that are acceptable to it.

     The Company's near and long-term operating strategies focus on strengthening the Displayer base and addressing operational inefficiencies. The Company has retained financial advisors who are reviewing the financial alternatives available to the Company, including without limitation a possible debt restructuring. The Company believes that cash on hand, net cash flow from operations and borrowings under the Revolving Loans will be sufficient to fund its cash requirements over the next twelve months, which will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

     Related Party Note Purchase. The Company has been notified that, in January 2001, a limited partnership that includes Hicks Muse, certain members of the Carter family, and their respective affiliates purchased $50.9 million aggregate principal amount of Notes in the open market for approximately $22.1 million. As a result of these purchases of Notes at a discount, the Company anticipates that it will recognize cancellation of indebtedness income during 2001 which could, absent any offsetting deductions or credits that may be available to it, generate an additional income tax liability to the Company for 2001. In addition to the purchases that were made in January 2001, there can be no assurance that Hicks Muse, any members of the Carter family, or any other affiliate of the Company will not purchase additional Notes or other indebtedness of the Company at a discount in the future, which purchases could also result in additional cancellation of indebtedness income and income tax liabilities to the Company during 2001. The Company is in the process of reviewing the tax implications of these transactions, both for 2001 and future periods, but in any event believes that any cancellation of indebtedness income incurred by the Company could potentially be offset (in whole or in part) by deductions that become available to the Company in the event the Company engages in a restructuring of its existing indebtedness and/or raises additional debt or equity capital during 2001. The availability of any such deductions would depend, among other things, on the manner in which any such restructuring occurs and whether the Hicks Muse affiliate continues to hold the Notes after giving effect to the restructuring.

     New Warehouse and Distribution Facility. On December 1, 1999, the Company sold substantially all of its owned properties and facilities in the Dallas area, including all of its warehouse and distribution facilities and its corporate headquarters, for approximately $14.7 million. During 2000, the Company used the $14.7 million in net proceeds from this sale and $5.4 million from the sale of the Homco facility and another facility to purchase an undivided 100% interest in the new warehouse and distribution facility from Argent. The new warehouse and distribution facility was purchased for a total of approximately $21.4 million, and the Company incurred approximately $2.5 million in improvements to construct office space in the facility. Capital expenditures of $14.5 million in 2000 were incurred related to costs associated with the automated order fulfillment system in the consolidated distribution facility and upgrades for the Company's new computer system and internet capabilities.

     The new warehouse and distribution facility allowed the Company to consolidate its previous warehouse and distribution operations from several smaller facilities into a single larger facility, with the exception of one additional facility in Coppell, Texas which the Company plans to close by December 31, 2001. In May 2000, the Company implemented an automated order fulfillment system which includes a new conveyor system, special racks and storage bins and a warehouse management software system. The Company encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. The Company has identified and is correcting the identified system design problems and improving the overall productivity of the consolidated distribution facility. The Company anticipates that it will incur additional capital expenditures to improve the operational effectiveness of the automated order fulfillment system.

     In December 1999, the Company entered into a capital lease obligation with Bank One Leasing for certain equipment associated with the automated order fulfillment system being used in the new warehouse and distribution facility. The initial term of the lease is 7 years. Interest is imputed at approximately 6.10%. Total cost of the equipment was approximately $6.6 million as of December 31, 2000. Total annual payments equal $1.4 million, which is payable in monthly installments. The amounts are funded by the lessor as the equipment is purchased.

     On December 1, 1999, the Company entered into lease agreements to lease back the properties and facilities sold to Parker until the Company's new warehouse and distribution facility was ready for partial occupancy, which occurred in May 2000 at which time the lease agreements were terminated.

     The sale of the old facilities and properties in exchange for the purchase of an undivided 100% interest in the new warehouse and distribution facility qualified as a non taxable Section 1031 like-kind exchange under the United States Internal Revenue Code of 1986, as amended (the "IRC"). The Company recorded a pre-tax gain of approximately $3.2 million on the sale of its properties and facilities for financial reporting purposes in 2000. See Item 13, "Certain Relationships and Related Transactions."

     The transactions described above required the consent of the Company's senior lenders, which the Company obtained in November 1999. Additionally, the Senior Credit Facility was amended to exclude these transactions from certain debt covenant requirements.

     Corporate Headquarters Facility. On January 3, 2000, the Company entered into a ten year lease with Granite for a new corporate headquarters location in Dallas, Texas. The Company's offices occupied approximately 75,000 square feet of office space at an annual rent of approximately $1.6 million. Tenant improvements to customize the space totaled approximately $2.9 million, of which approximately $2.0 million was borne by the landlord as improvement allowances. Additionally, on December 30, 1999, the Company entered into a $1.2 million capital lease obligation for certain furniture and fixtures to be used in the new corporate headquarters. In December 2000, the Company moved the corporate headquarters from these facilities to the new warehouse and distribution facility. The Company subleased approximately 40,000 square feet of the Company's former leased headquarters to a subtenant. The Company has hired consultants to assist in subleasing the remaining unused space to its current subtenant or to another subtenant or to complete a buyout of the remaining lease obligation by December 31, 2001.

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

     The Company is exposed to market risks related to changes in interest rates. In July 1998, the Company entered into an interest rate swap agreement that expires in December 2001 to limit the effect of changes in interest rates on long-term borrowings. Under the swap, the Company pays interest at 5.50% on a notional amount of $75.0 million and receives interest thereon at three-month LIBOR on a quarterly basis when the three-month LIBOR rate exceeds 5.50% and is below 6.44%. If LIBOR is greater than 6.44% at the commencement of any quarterly reset period, a knockout provision provides that the Company will receive no payment under the swap during such period and the Company pays interest at the floating rate.

     During 2000, the Company terminated the swap portion of the $75.0 million interest rate swap for approximately $1.0 million leaving only the knockout portion of the swap outstanding at December 31, 2000. The knockout portion of the swap was adjusted to market on a quarterly basis. The total adjustment was a loss of approximately $816,000 in 1999 and a gain of approximately $1.2 million in 2000, which is included in other income. The level of variable-rate debt, after the effect of the swap (at December 31, 1999) has been considered, is approximately 39% and 55% of the total interest-bearing debt outstanding at December 31, 1999 and 2000, respectively. Through May 2000 when the option was sold, the average rate received on the notional amount of the swap was 6.13% and the average rate paid was 5.50%. During 1999, the average rate received on the notional amount of the swap was 5.29% and the average rate paid was 5.57%.

     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates. The table also presents the notional amount of the knockout provision and its expected future interest rate. The interest rates are weighted between the Tranche A and Tranche B loans based on debt outstanding and are estimated based on implied forward rates using a yield curve as of December 31, 2000.

                                                        EXPECTED MATURITY DATE
                                     ------------------------------------------------------------                FAIR
                                      2001      2002      2003      2004      2005     THEREAFTER    TOTAL     VALUE(1)
                                     -------   -------   -------   -------   -------   ----------   --------   --------
                                                                       (IN THOUSANDS)
Liabilities
Variable-rate debt.................  $57,179   $37,179   $42,179   $49,650   $46,625    $24,314     $257,126   $257,126
Average interest rate..............     8.78%     8.62%     8.93%     9.19%     9.37%      9.35%          --         --
Interest Rate Derivatives:
Interest rate knockout provision:
Contract amount....................  $75,000        --        --        --        --         --     $ 75,000   $    (38)
Weighted average strike price......     6.44%       --        --        --        --         --           --         --

---------------

(1) The fair value of the knockout provision represents the estimated amount the Company would pay to terminate this provision.

     The Company sells its products in Mexico, and as a result, is subject to market risk exposure of foreign currency devaluation. Because the Company's international operations are not significant, any decrease in value of the peso would not have a material adverse effect on the Company's results of operations or liquidity.

INFLATION

     Although the Company's operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company's operations in 1998, 1999 or 2000.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board voted to delay the effective date for implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after June 15, 2000. The Company will adopt this new standard in the first quarter of fiscal 2001 and management anticipates that, due to the limited use of derivative instruments , the new standard will not have a significant impact on its financial statements.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information as of April 4, 2001 with respect to those individuals who are serving as members of the Board or as executive officers of the Company.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Donald J. Carter, Jr. ....................  40    Chairman of the Board and Chief Executive
                                                    Officer
Barbara J. Hammond........................  70    Director and Vice Chairman
Christina L. Carter Urschel...............  37    Director and President
Michael D. Lohner.........................  38    Executive Vice President and Chief
                                                  Operating Officer
Kenneth J. Cichocki.......................  48    Vice President of Finance and Chief
                                                  Financial Officer
Thomas O. Hicks...........................  55    Director
Jack D. Furst.............................  42    Director
Lawrence D. Stuart, Jr. ..................  55    Director
Joseph Colonnetta.........................  40    Director
Sheldon I. Stein..........................  47    Director
Robert H. Dedman, Jr. ....................  43    Director
Gretchen M. Williams......................  44    Director

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

     Barbara J. Hammond has served as Vice Chairman of the Company since February 2000, and, as of January 1, 2001, is responsible on a part-time basis as a special advisor to the Chairman and CEO and has been a director of the Company since 1970. Ms. Hammond served as President of the Company from 1995 to January 2000. Ms. Hammond has served the Company in various executive capacities from 1986 to 1995, including as National Sales Manager and Executive Vice President of Sales. Ms. Hammond originally joined the Company as a Displayer in 1960, when she was personally trained by Mary C. Crowley, and rose to become one of the Company's top Displayers and Directors.

     Christina L. Carter Urschel has served the Company as President since February 2000, and has been a Director of the Company since May 1995. Ms. Urschel is responsible for all domestic sales, development of incentive programs, training and motivation of the Displayers and Directors. Ms. Urschel served as Executive Vice President of the Company from 1997 to January 2000, and as Vice President from 1994 to 1997. Ms. Urschel joined the Company in 1987 and, since that time, has undertaken various sales and marketing responsibilities. Ms. Urschel is currently on a temporary leave of absence. Ms. Urschel is the daughter of Donald J. Carter and the sister of Donald J. Carter, Jr.

     Michael D. Lohner has served the Company as Sr. Vice President and Chief Operating Officer since May 24, 2000 and as Executive Vice President and Chief Operating Officer since January 10, 2001. Mr. Lohner held various positions, including President and CEO, at Evergreen Alliance Golf Limited from

1991 through 1999. Mr. Lohner has also been in the "Executive in Residence" program of Hicks, Muse, Tate and Furst, Incorporated.

     Kenneth J. Cichocki has served the Company as Vice President of Finance and Chief Financial Officer since November 1999. From 1993 to October 1999, Mr. Cichocki served as a consultant for the RMP Group, a corporate consulting firm that provided financial and management consulting services. From 1980 to 1992, Mr. Cichocki served Guinness PLC in various capacities, including Chief Financial Officer of one of its divisions. Prior to joining Guinness, Mr. Cichocki served Price Waterhouse LLP from 1975 to 1980 as a Senior Accountant. Mr. Cichocki is a Certified Public Accountant.

     Thomas O. Hicks has been a Director of the Company since June 1998. Mr. Hicks is Chairman of the Board and Chief Executive Officer of Hicks, Muse, Tate & Furst Incorporated. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks serves as a Vice-Chairman and Director of Clear Channel Communications, Inc., and as Chairman and Director of Triton Energy Corporation, and is a Director of Cooperative Computing Inc., CIN Television Corporation, Lamar Advertising Company, CorpGroup Limited, MVS Corporation, Apogent Technologies (formerly Sybron International Corporation), Teligent, Inc. and Viasystems Group, Inc.

     Jack D. Furst has been a Director of the Company since June 1998. Mr. Furst is a Partner of Hicks, Muse, Tate & Furst Incorporated. Mr. Furst has approximately 20 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of the Hicks, Muse, Tate & Furst Incorporated business and has been actively involved in originating, structuring and monitoring its investments. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas-based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Pricewaterhouse, LLP. Mr. Furst serves on the Board of Directors of Viasystems Group, Inc., Triton Energy Limited, Hedstrom Holdings, Inc., International Wire Holding Company, Cooperative Computing, Inc., LLS Corp. and Globix Corporation.

     Joseph Colonnetta has been a Director of the Company since August 1999. Mr. Colonnetta has served as a Principal of Hicks, Muse, Tate & Furst Incorporated since January 1999. From 1995 to 1998, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks, Muse, Tate & Furst Incorporated. From 1994 to 1995, Mr. Colonnetta was an Operating Partner and Chief Executive Officer of Triangle FoodService and StarMark Foods. From 1989 to 1994, Mr. Colonnetta was the Chief Financial Officer of TRC, a company specializing in repositioning and growing food-related companies. Mr. Colonnetta is also a Director of Cooperative Computing, Inc., Regal Cinemas, Inc., Grupo Minsa, Safeguard Systems and Darling International.

     Lawrence D. Stuart, Jr. became a Director of the Company in June 1998. Mr. Stuart has been a Partner of Hicks, Muse, Tate & Furst Incorporated since 1995. At Hicks, Muse, Tate & Furst Incorporated, Mr. Stuart coordinates all aspects of negotiating and closing the firm's leveraged acquisition transactions and managing the firm's relationships with professional service firms. Prior to joining Hicks, Muse, Tate & Furst Incorporated Mr. Stuart had served for over 20 years as the principal outside legal counsel for the investment firms and portfolio companies led by Thomas O. Hicks. From 1989 to 1995, Mr. Stuart was the Managing Partner of the Dallas office of Weil, Gotshal & Manges L.L.P. Prior thereto, he was a Partner at Johnson & Gibbs, where he was employed from 1973 to 1989. Prior to joining Johnson & Gibbs, he was employed at Rain, Harrell, Emery, Young & Doke. Mr. Stuart serves on the Board of Directors of Microtune, Inc.

     Sheldon I. Stein became a Director in July 1998. Mr. Stein is a Senior Managing Director and oversees United States Regional Investment Banking for Bear Stearns. Prior to joining Bear Stearns in 1986, Mr. Stein was a partner in the Dallas law firm of Hughes & Luce, where he specialized in corporate finance and mergers and acquisitions. Mr. Stein serves on the Boards of Directors of several companies including The Men's Wearhouse, Inc., Vectrix Business Solutions, Inc. and Fitz and Floyd. He is a member of the Board of Trustees of the Greenhill School and is a Trustee of Brandeis University.

     Robert H. Dedman, Jr. became a Director of the Company in May 1999. Mr. Dedman is President and Chief Executive Officer of ClubCorp, Inc. and Chairman of ClubCorp USA, Inc. Mr. Dedman was Director of Corporate Planning for ClubCorp from 1980 to 1984 and then served as an associate at Salomon Brothers Inc specializing in mergers and acquisitions. In 1987 he returned to ClubCorp as CFO and was named President and Chief Operating Officer in January 1989. Mr. Dedman serves on the Board of Directors of ClubCorp, PGA European Tour Courses PLC, Clublink Corporation, National Golf Foundation, LifeCast.com, Inc., Texas Research League, Southern Methodist University Alumni Center Planning Committee, and The University of Texas at Austin Development Board.

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

     The Hicks Muse Shareholders and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the "Carter Shareholders") entered into a Shareholders Agreement (the "Shareholder Agreement") upon consummation of the Recapitalization, which provides that the Board will consist of. The Shareholders Agreement generally provides that Hicks Muse may designate six Directors. Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel, as designees (the "Carter Designees") of the Carter Shareholders may designate three Directors and Hicks Muse and the Carter Designees mutually may designate two independent Directors. Thomas O. Hicks, Jack D. Furst, Lawrence D. Stuart, Jr., Joseph Colonnetta and Sheldon I. Stein are designated as Directors by Hicks Muse. Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel are designated as Directors by the Carter Designees. Hicks Muse and the Carter Designees mutually designated Robert H. Dedman, Jr. and Gretchen M. Williams as independent Directors of the Company. As of April 4, 2001, Hicks Muse is still entitled to designate one additional Director.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid during each of the three years, or as applicable, in the period ended December 31, 2000, to the Chief Executive Officer and the other four most highly compensated executive officers who were serving as executive officers at December 31, 2000.

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                      ------------
                                                            ANNUAL COMPENSATION        SECURITIES
                                                        ---------------------------    UNDERLYING
NAME AND PRINCIPAL POSITION                             YEAR   SALARY($)   BONUS($)   OPTIONS/SARS
---------------------------                             ----   ---------   --------   ------------
Donald J. Carter, Jr. ................................  2000    500,000         --           --
  Chairman of the Board and...........................  1999    500,324         --           --
  Chief Executive Officer.............................  1998    371,787    262,500      338,481
Barbara J. Hammond....................................  2000    343,750         --           --
  Vice Chairman and Director..........................  1999    475,519         --           --
                                                        1998    443,753    249,375           --
Christina L. Carter Urschel...........................  2000    443,750         --           --
  President and Director..............................  1999    400,267         --           --
                                                        1998    313,453    210,000      338,481
Michael D. Lohner.....................................  2000    178,891     50,000           --
  Executive Vice President and........................  1999         --         --           --
  Chief Operating Officer.............................  1998         --         --           --
Kenneth J. Cichocki...................................  2000    254,167     25,000           --
  Vice President of Finance and.......................  1999     41,667     20,000           --
  Chief Financial Officer.............................  1998         --         --           --

SUMMARY OF OPTION GRANTS

     The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the 2000 fiscal year:

                                NUMBER OF     PERCENT OF
                               SECURITIES    TOTAL OPTIONS
                               UNDERLYING     GRANTED TO
                                 OPTIONS     EMPLOYEES IN    EXERCISE PRICE                           GRANT DATE PRESENT VALUE
NAME                           GRANTED (#)    FISCAL YEAR    PER SHARE ($)       EXPIRATION DATE         PER SHARE ($) (1)
----                           -----------   -------------   --------------   ---------------------   ------------------------
Donald J. Carter, Jr. .......        --           --                 --                          --               --
Barbara J. Hammond...........        --           --                 --                          --               --
Christina L. Carter
  Urschel....................        --           --                 --                          --               --
Michael D. Lohner............    50,000           --             $18.05                    05/24/10            $5.79
Kenneth J. Cichocki..........    10,000           --             $18.05                    07/31/10            $2.63
Kenneth J. Cichocki..........     5,540                          $18.05                    11/01/10            $2.34

---------------

(1) The grant date present value was determined using the Minimum Value method of option pricing with the following assumptions: dividend yield of zero, risk-free interest rate of 6.41% and expected term of six years.

COMPENSATION OF DIRECTORS

     Persons serving as independent Directors on the Board are paid $2,500 per Board meeting, and $750 per Committee Meeting ($250 for telephone participation). The independent Directors serving on the Board in 2000 were Sheldon I. Stein, Gretchen M. Williams and Robert H. Dedman, Jr. Mr. Stein and Ms. Williams also serve on the Audit Committee.

     During 2000, Board and Board Committee fees were paid to certain outside Directors in the amount of $33,000 as follows: Mr. Stein received $14,250, Ms. Williams received $11,250, and Mr. Dedman received $7,500.

     In addition, the initial independent Directors of the Company were given the right to purchase up to $100,000 of common stock and were granted stock options to purchase up to $100,000 of common stock based on the amount of their common-stock investment. Ms. Williams purchased 2,770 shares of common stock in 1998 for an aggregate purchase price of $50,000 and was granted options for 2,770 shares of common stock at an exercise price equal to $18.05451. Mr. Stein's purchase of common stock, in 1998, indirectly through a limited partnership, qualified him to receive options for 5,540 shares at an exercise price of $18.05451. Mr. Dedman purchased 4,688 shares of common stock in 1999 for an aggregate purchase price of $100,000 and was granted options for 4,688 shares of common stock at an exercise price equal to $21.33. Ms. Williams and Mr. Stein were granted options on December 14, 1998. Mr. Dedman was granted options on May 10, 1999, and on July 31, 2000, Mr. Dedman was granted additional options for 851 shares of common stock at an exercise price equal to $18.05451. All such options vest in 20% increments in five equal, consecutive annual installments on each anniversary of the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee is comprised of Donald J. Carter Jr., Christina L. Carter Urschel, Thomas O. Hicks, and Jack D. Furst. All decisions regarding compensation of executive officers are made by the Compensation Committee.

EXECUTIVE EMPLOYMENT AND CONSULTING AGREEMENTS

     On June 4, 1998, following the Recapitalization, the Company entered into Executive Employment Agreements with each of Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel. Pursuant to the terms of his Executive Employment Agreement, Donald J. Carter, Jr. will be employed as Chairman of the Board and Chief Executive Officer of the Company for five years with a base salary of $500,000 and with total annual compensation (including bonuses) ranging from $500,000 to $1,125,000. Pursuant to the terms of her Executive Employment Agreement, Barbara J. Hammond was employed as President of the Company for two years with a base salary of $475,000 and with total annual compensation (including bonuses) that ranged from $475,000 to $1,068,750. Effective July 14, 2000, Barbara J. Hammond's Employment Agreement was revised, calling for a reduced work schedule and an annual salary of $124,998 plus reimbursement for expenses. On December 31, 2000, Barbara Hammond retired from full-time employment although she continues to serve as Vice Chairman and a Director of the Company. Effective January 1, 2001, Barbara J. Hammond's Employment Agreement was revised following her retirement, with total annual compensation of $60,000. The last revised Employment Agreement of Barbara Hammond is terminable by either party at any time on reasonable notice. Pursuant to the terms of her Executive Employment Agreement Christina L. Carter Urschel was employed as Executive Vice President and President of the Company for five years with a base salary of $400,000 ($475,000 as President) and with total annual compensation (including bonuses) that ranged from $400,000 to $900,000 ($475,000 to $1,068,750 at such time as Mrs. Carter Urschel became President). Pursuant to an arrangement with the Company effective January 1, 2001, Christina
L. Carter Urschel began working a reduced schedule with a reduced annual compensation of $200,000. Christina L. Carter Urschel is expected to resume full-time employment with the Company prior to December 31, 2001. The Executive Employment Agreements with Donald J. Carter, Jr., and Christina L. Carter Urschel each provide for lump sum severance payments in the event such individuals are terminated by the Company without Cause (as defined in such Executive Employment Agreements) or such individuals terminate their employment for Good Reason (as defined in such Executive Employment Agreements). Subject to certain exceptions, the amount of such lump sum severance payments equals (i) five times the applicable executive's base salary if such executive is terminated within one year after the Recapitalization or (ii) the greater of (a) the aggregate base salary payable to the executive from the date of termination through the expiration of the remainder of the term of the Executive Employment Agreement and (b) three times the total base salary and annual bonus, if any, received by the executive in the fiscal year preceding the fiscal year in which such executive was terminated. In addition, each executive has agreed pursuant to his or her Executive Employment Agreement not to compete with the Company during his or her employment and for a period of three years after termination of such executive's employment for any reason.

     On November 1, 1999, the Company entered into an Employment Agreement with Kenneth J. Cichocki. Mr. Cichocki is employed as Vice President of Finance and Chief Financial Officer of the Company for one year with a base salary of $250,000 and with total annual compensation (including bonuses) that ranges from $250,000 to $350,000. Effective November 1, 2000, Mr. Cichocki's Employment Agreement was amended and restated allowing for a $275,000 base salary and with total compensation (including bonuses) that ranges from $275,000 to $428,125. Mr. Cichocki's Employment Agreement may be extended for successive one year periods.

     On May 24, 2000, the Company entered into an Employment Agreement with Michael D. Lohner. Mr. Lohner was employed as Sr. Vice President and Chief Operating Officer for the Company for one year with a base salary of $295,000 and with total annual compensation (including bonuses) that ranged from $295,000 to $405,625. Effective December 31, 2000, Mr. Lohner's Employment Agreement was amended and restated allowing for a $450,000 base salary and with total compensation (including bonuses) that range from $450,000 to $618,750. Mr. Lohner's Employment Agreement may be extended for successive one year periods. Since January 10, 2001, Mr. Lohner has been employed as Executive Vice President and Chief Operating Officer.

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

     Pursuant to the Merger Agreement and the applicable Executive Employment Agreements, immediately after the consummation of the Recapitalization in June 1998, options for 338,481 shares were granted to each of Donald J. Carter, Jr. and Christina L. Carter Urschel at an exercise price equal to $18.05451. The options vest in 20% increments in five equal, consecutive annual installments on each anniversary of the grant. On November 1, 1999, Kenneth J. Cichocki was granted options totaling 9,376 shares at an exercise price of $21.33 per share. On May 24, 2000, 50,000 options were granted to Michael D. Lohner at an exercise price of $18.05451 per share. On July 31, 2000, 10,000 options were granted to Kenneth J. Cichocki at an exercise price of $18.05451 per share. On November 1, 2000, 5,540 options were issued to Kenneth J. Cichocki at an exercise price of $18.05451 per share. Each of these options were granted with substantially similar terms, as had been granted to other executive officers of the Company, except for the shares issued to Messrs. Lohner and Cichocki which, according to executed Amendments to their Non-Qualified Stock Option Agreements, become Vested Shares (i) upon the occurrence of a Change of Control or (ii) upon termination of the executive without cause after the execution of a definitive agreement which, upon consummation, would result in a change of control. As of December 31, 2000, options for 1,060,823 of common stock at an exercise price of $18.05451 and options for 42,192 shares of common stock at an exercise price of $21.33 had been granted under the 1998 Stock Option Plan for Key Employees. In 2000, options for 103,556 shares of common stock were forfeited and no options for shares of common stock were exercised at an exercise price of $18.05451. As of December 31, 2000, options for 369,977 shares of common stock were available for grant under the Stock Option Plan for Key Employees.

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

STOCK OPTION TRUST

     Effective on June 4, 1998, the Company adopted the Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Unit Directors, Branch Directors, and certain other independent contractors (the "1998 Independent Contractor Stock Option Plan"). This Plan was put in place in order to afford certain Unit Directors, Branch Directors and other independent contractors an opportunity to acquire a proprietary interest in the Company. Options for a total of 338,481 shares of common stock were available for grant under the 1998 Independent Contractor Stock Option Plan. As of December 31, 2000, options for 275,338 shares of common stock at an exercise price of $18.05451, and options for 52,182 shares of common stock at an exercise price of $21.33 had been granted to a trustee (the "Trust Options"), to be held in trust (the "Stock Option Trust") for the benefit of such Unit Directors, Branch Directors and other independent contractors. As of December 31, 2000, options for 10,961 shares of common stock were available for grant under the Stock Option Trust. Under the terms of the Stock Option Trust, the Trust Options vest in five equal annual installments from the date of grant or, if earlier, upon the consummation of an underwritten initial public offering of common stock satisfying certain requirements. The Trust Options expire on the tenth anniversary of the date of grant. The Trust Options are not exercisable until the first to occur of the 90th day following the consummation of an underwritten initial public offering of common stock satisfying certain requirements and the eighth anniversary of the consummation of the Recapitalization. At such time as the Trust Options become exercisable, the trust created under the Stock Option Trust will be liquidated and the Trust Options will be distributed to the respective beneficiaries. Under certain circumstances, the Company shall have the right to purchase the Trust Options, or the shares of common stock issuable upon exercise thereof, for the difference between the fair market value of the common stock underlying such Trust Options and the option exercise price thereof.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of April 4, 2001, certain information regarding the beneficial ownership of the common stock by (i) each person who owns beneficially more than 5% of the issued and outstanding shares of common stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in "Item 11. Executive Compensation" and (iv) all Directors and executive officers of the Company as a group. The Company believes that each such holder has sole voting and dispositive power over the shares of common stock held, except as otherwise indicated.

                                                              BENEFICIAL OWNERSHIP OF
                                                                    COMMON STOCK
                                                              ------------------------
                                                              AMOUNT AND
                                                              NATURE OF
                                                              BENEFICIAL    PERCENTAGE
                                                              OWNERSHIP      OF CLASS
                                                              ----------    ----------
5% SHAREHOLDERS
Donald J. Carter............................................     942,151(1)     6.2%
  8024 FM 428
  Denton, Texas 76028
Hicks Muse Shareholders.....................................  10,111,436(2)    66.3%
  c/o Hicks, Muse, Tate & Furst Incorporated
  100 Crescent Court, Suite 1600
  Dallas, Texas 75201
DIRECTORS AND EXECUTIVE OFFICERS
Donald J. Carter, Jr........................................     733,949(3)     4.8%
Barbara J. Hammond..........................................     535,714(4)     3.5%
Christina L. Carter Urschel.................................     733,590(5)     4.8%
Thomas O. Hicks.............................................  10,111,436(2)    66.3%
Kenneth J. Cichocki.........................................       1,875(6)      --
Michael D. Lohner...........................................          --         --
Jack D. Furst...............................................          --(7)      --
Joseph Colonnetta...........................................          --         --
Sheldon I. Stein............................................       2,216(8)       *
Lawrence D. Stuart, Jr. ....................................          --(7)      --
Gretchen M. Williams........................................       3,878(9)       *
Robert H. Dedman, Jr. ......................................         938(10)       *
All Directors and executive officers as a group (15
  persons)..................................................  12,123,596       79.6%

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

 (3) Includes 235 shares held by Penni W. Carter, Donald J. Carter, Jr.'s wife, and a total of 422 shares held by Donald J. Carter, Jr. as custodian for his three children. Donald J. Carter, Jr. disclaims beneficial ownership of all shares held by Penni W. Carter. Also includes 135,392 shares of common stock subject to presently exercisable options.

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

 (5) Includes 174 shares held by Harold Clifton Urschel, III, Christina L. Carter Urschel's husband, and 124 shares held by Christina L. Carter Urschel as custodian for her child. Christina L. Carter Urschel disclaims beneficial ownership of all shares held by Harold Clifton Urschel, III. Also includes 135,392 shares of common stock subject to presently exercisable options.

 (6) Includes 1,875 shares of common stock subject to presently exercisable options.

 (7) Each of Messrs. Furst and Stuart hold indirect minority limited partnership interests in HIEP. Each of Messrs. Furst and Stuart disclaims beneficial ownership of common stock owned of record by HIEP.

 (8) Consists of 2,216 shares of common stock subject to presently exercisable options. Mr. Stein also holds a limited partnership interest in HMIP. Mr. Stein disclaims beneficial ownership of common stock owned of record by HMIP.

 (9) Includes 1,108 shares of common stock subject to presently exercisable options.

(10) Includes 938 shares of common stock subject to presently exercisable options.

THE SHAREHOLDERS' AGREEMENT

     The Hicks Muse Shareholders and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the "Carter Shareholders") entered into a Shareholders Agreement (the "Shareholders Agreement") upon the consummation of the Recapitalization, which provides that the Board will consist of eleven members, including six Directors designated by Hicks Muse, three Directors designated by the Carter Designees and two independent Directors mutually designated by the Carter Designees and Hicks Muse. As of the date hereof, the Board consists of ten members. The number of Directors to be designated by Hicks Muse and the Carter Designees is subject to adjustment based upon the ownership of common stock by the Hicks Muse Shareholders and the Carter Shareholders. See "Item 10. Directors and Executive Officers of the Registrant."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Set forth below is a description of transactions entered into between the Company and certain of its shareholders or affiliates during 2000.

EXECUTIVE EMPLOYMENT AGREEMENT WITH DONALD J. CARTER

     In connection with the Recapitalization, the Company entered into an Executive Employment Agreement with Donald J. Carter, a shareholder who beneficially owns 6.2% of the outstanding common stock of the Company. Under the terms of his Executive Employment Agreement, Donald J. Carter will remain with the Company as Chairman Emeritus but will not work full-time. Donald J. Carter's Executive Employment Agreement provides for an employment term of five years and annual compensation of $200,000, plus reimbursement for certain business-related aviation expenses, and the use of a Company-owned vehicle. Donald J. Carter's Executive Employment Agreement generally requires the Company to pay Mr. Carter's salary throughout the five-year term unless Mr. Carter voluntarily terminates his employment during such term. Donald J. Carter has agreed, pursuant to his Executive Employment Agreement, not to compete with the Company during his employment and for three years thereafter (or, if earlier, until such time as one of Mr. Carter's direct lineal descendants is no longer the Chief Executive Officer of the Company). In 2000, the Company paid Mr. Carter approximately $200,000 pursuant to the terms and conditions of his Executive Employment Agreement.

CARTER & SONS FREIGHTWAYS, INC.

     Ronald L. Carter, the brother of Donald J. Carter, Jr., Chief Executive Officer, and Christina L. Carter Urschel, President, is President and Chief Executive Officer of Carter & Sons Freightways, Inc. ("Carter & Sons"), a trucking company that handles a small portion of the Company's freight. Ronald
L. Carter and Donald J. Carter own all of the outstanding stock of Carter & Sons. During 2000, the Company paid Carter & Sons approximately $110,000 for its services.

SALE OF HOMCO PROPERTY TO DONALD J. CARTER, JR.

     On May 15, 2000, the Company sold Homco's manufacturing and warehouse facility to Donald J. Carter, Jr., the Company's Chairman of the Board and Chief Executive Officer, for approximately $3.7 million. The Company used the proceeds from the sale, together with approximately $1.7 million in proceeds from the sale of another property, to purchase a portion of an undivided interest in the Company's new warehouse and distribution facility. The Company expects that the sale of these properties, in exchange for the purchase of an undivided interest in the Company's new warehouse and distribution facility, will qualify as a
Section 1031 like-kind exchange under the Internal Revenue Code. The Company recorded a pre-tax gain of approximately $3.2 million in the year ended December 31, 2000, on the sale of these properties for financial reporting purposes.

CERTAIN OTHER TRANSACTIONS

     In connection with the Recapitalization, the Company entered into an agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. The Monitoring and Oversight Agreement makes available to the Company and its management on an ongoing basis the resources of Hicks Muse Partners concerning a wide variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. Pursuant to the Monitoring and Oversight Agreement, the Company will pay Hicks Muse Partners a fee, payable quarterly, for monitoring and oversight services to be provided to the Company. The fee will be adjusted, but not below $1.0 million on January 1 of each calendar year to an amount equal to 1.0% of the consolidated annual budgeted earnings of the Company before interest, taxes, depreciation and amortization, but in no event shall such fee exceed $1.5 million annually. The Company paid Hicks Muse Partners $1.1 million for monitoring and oversight services in 2000. As a result of the amendment to the Senior Credit Facility dated March 30, 2001, these fees for monitoring and oversight may be accrued but not paid until a future date to be determined.

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

     In July, 2000, the Company and Vectrix Business Solutions, Inc. entered into a Customer Agreement to upgrade the Company's website and for the purchase of software licenses and supplies totaling $1.4 million. Certain affiliates of Hicks Muse are the beneficial owners of a material interest in Vectrix Business Solutions, Inc., and Sheldon Stein is a director of Vectrix Business Solutions, Inc. The Company paid $1.4 million to Vectrix in the year ended December 31, 2000.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements:

     (1) and (2) Financial Statements and Schedules

          See "Index to Consolidated Financial Statements and Schedules" on page F-1.

     (3) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1             -- Agreement and Plan of Merger, dated April 13, 1998,
                            merging Crowley Investments, Inc. into the Company
                            (incorporated by reference to Exhibit 2.1 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
         2.2             -- Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
         3.1             -- Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
         3.2             -- Bylaws of the Company (incorporated by reference to
                            Exhibit 3.2 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.1             -- Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States
                            Trust Company of New York (incorporated by reference to
                            Exhibit 4.1 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.2             -- Purchase Agreement, dated as of May 28, 1998, among the
                            Company, as issuer, the Guarantors named therein and
                            Bear, Stearns & Co., Inc., Chase Securities, Inc., Morgan
                            Stanley Dean Witter and NationsBanc Montgomery Securities
                            LLC, as initial purchasers (incorporated by reference to
                            Exhibit 4.2 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.3             -- Exchange and Registration Rights Agreement, dated as of
                            June 4, 1998, among the Company, the Guarantors named
                            therein and Bear, Stearns & Co., Inc., Chase Securities,
                            Inc., Morgan Stanley Dean Witter and NationsBanc
                            Montgomery Securities LLC. (incorporated by reference to
                            Exhibit 4.3 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.4             -- First Supplemental Indenture dated as of July 3, 2000
                            among Home Interiors & Gifts, Inc., Laredo Candle
                            Company, L.L.P. and United States Trust Company of New
                            York (incorporated by reference to Exhibit 10.6 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 14, 2000).
        10.1             -- Credit Agreement, dated as of June 4, 1998, among the
                            Company, the Lenders from time to time party thereto, The
                            Chase Manhattan Bank, as syndication agent, National
                            Westminster Bank, PLC, as documentation agent, The
                            Prudential Insurance Company of America, as a co-agent,
                            Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                            co-agent, and Nationsbank, N.A., as administrative agent
                            for the Lenders (incorporated by reference to Exhibit
                            10.1 of the Company's Registration Statement on Form S-4,
                            No. 333-62021, filed on November 30, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.1.1           -- First Amendment to Credit Agreement, dated as of December
                            18, 1998, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders (incorporated by
                            reference to Exhibit 10.1.1 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).
        10.1.2           -- Second Amendment to Credit Agreement, dated as of March
                            12, 1999, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders (incorporated by
                            reference to Exhibit 10.1.2 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).
        10.1.3           -- Third Amendment to Credit Agreement, dated as of November
                            19, 1999, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders(incorporated by
                            reference to Exhibit 10.1.3 of the Company's Annual
                            Report on Form 10-K, No. 333-65201, filed March 14,
                            2000).
        10.1.4           -- Fourth Amendment to Credit Agreement dated as of July 26,
                            2000, but effective as of July 3, 2000, among the
                            Company, the various lenders that are parties thereto,
                            The Chase Manhattan Bank, as syndication agent, National
                            Westminster Bank PLC, as documentation agent, The
                            Prudential Insurance Company of America, Societe
                            Generale, and Citicorp USA, Inc., as co-agents, and Bank
                            of America, N.A., as administrative agent (incorporated
                            by reference to Exhibit 10.1 of the Company's Quarterly
                            Report on Form 10-Q, No. 333-62021, filed August 14,
                            2000).
        10.1.5*          -- Fifth Amendment to Credit Agreement dated as of March 30,
                            2001, among the Company, the various lenders that are
                            parties thereto, The Chase Manhattan Bank, as syndication
                            agent, National Westminster Bank, PLC, as documentation
                            agent, The Prudential Insurance Company of America, as a
                            co-agent, Societe Generale, as a co-agent, Citicorp USA,
                            Inc. as a co-agent and Bank of America, N.A., formerly
                            known as NationsBank, N.A., as administrative agent.
        10.2             -- Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco,
                            Inc., Homco Puerto Rico, Inc., Spring Valley Scents,
                            Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse &
                            Co. Partners, L.P. (incorporated by reference to Exhibit
                            10.2 of the Company's Registration Statement on Form S-4,
                            No. 333-62021, filed on November 30, 1998).
        10.2.1*          -- First Amendment to Financial Advisory Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft,
                            Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc.,
                            Spring Valley Scents, Inc., Homco de Mexico, S.A. de
                            C.V., and Hicks, Muse & Co. Partners, L.P.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.3             -- Monitoring and Oversight Agreement, dated June 4, 1998
                            between the Company, Dallas Woodcraft, Inc., GIA, Inc.,
                            Homco, Inc., Homco Puerto Rico, Inc., Spring Valley
                            Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks,
                            Muse & Co. Partners, L.P. (incorporated by reference to
                            Exhibit 10.3 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.3.1*          -- First Amendment to Monitoring and Oversight Agreement
                            dated as of March 30, 2001, between the Company, Dallas
                            Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto
                            Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico,
                            S.A. de C.V., and Hicks, Muse & Co. Partners, L.P.
        10.4             -- Consulting Agreement, dated June 4, 1998, between Company and Ronald L. Carter (incorporated by reference to
                            Exhibit 10.4 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.5             -- Home Interiors & Gifts, Inc. 1998 Stock Option Plan for
                            Key Employees, dated June 4, 1998 (incorporated by
                            reference to Exhibit 10.5 of the Company's Annual Report
                            on Form 10-K, No. 333-62021, filed March 16, 1999).
        10.6             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Donald J. Carter (incorporated by
                            reference to Exhibit 10.6 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
        10.7             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Donald J. Carter Jr.
                            (incorporated by reference to Exhibit 10.7 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.8             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Barbara J. Hammond (incorporated
                            by reference to Exhibit 10.8 of the Company's
                            Registration Statement on Form S-4, No. 333-62021, filed
                            on November 30, 1998).
        10.9             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Christina L. Carter Urschel
                            (incorporated by reference to Exhibit 10.9 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.10            -- Home Interiors & Gifts, Inc., 1998 Stock Option Plan for
                            Unit Directors, Branch Directors and Certain Other
                            Independent Contractors (incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.11            -- Home Interiors & Gifts, Inc. 1998 Stock Option Trust,
                            dated June 4, 1998 (incorporated by reference to Exhibit
                            10.11 of the Company's Registration Statement on Form
                            S-4, No. 333-62021, filed on November 30, 1998).
        10.12            -- Agreement, dated February 26, 1997, by and between the
                            Company and Distribution Architects International, Inc.
                            (incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.13            -- ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated
                            by reference to Exhibit 10.13 of the Company's
                            Registration Statement on Form S-4, No. 333-62021, filed
                            on November 30, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.14            -- Shareholders Agreement, as of June 4, 1998 between the
                            Company, Adkins Family Partnership, LTD., M. Douglas
                            Adkins, Estate of Fern Ardinger, Ardinger Family
                            Partnership, LTD., Donald J. Carter, Jr., Linda J.
                            Carter, Ronald Lee Carter, Donald J. Carter, William J.
                            Hendrix, as Independent Special Trustee of the Carter
                            1997 Charitable Remainder Unit Trust, Howard L. Hammond
                            and Barbara J. Hammond, Trustees of the Hammond Family
                            Trust and Christina Carter Urschel (incorporated by
                            reference to Exhibit 10.14 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
        10.15            -- Agreement of Partnership of Laredo Candle Company, dated as of December 14, 1998, between the Company and Miracle
                            Candle Company (incorporated by reference to Exhibit
                            10.15 of the Company's Annual Report on Form 10-K, No.
                            333-62021, filed March 16, 1999).
        10.15.1          -- First Amendment to Agreement of Partnership of Laredo
                            Candle Company, dated as of February 1, 1999, between the
                            Company and Miracle Candle Company (incorporated by
                            reference to Exhibit 10.15.1 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).
        10.16            -- Consulting Services Agreement dated as of June 3, 1999, between the Company and Tompkins Associates Incorporated
                            (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.16.1*         -- First Amendment to Consulting Services Agreement dated
                            September 2000, between the Company and Tompkins
                            Associates Incorporated.
        10.17            -- Real Estate Purchase Contract dated July 19, 1999,
                            between the Company and Parker Equities, Inc.
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17.1          -- First Amendment to Real Estate Purchase Contract dated
                            July 19, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.3 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17.2          -- Second Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.17.3          -- Third Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.2 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.17.4          -- Fourth Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.3 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.18            -- Purchase and Sale Agreement dated July 19, 1999, between
                            Argent Frankford, L.P. and the Company (incorporated by
                            reference to Exhibit 10.4 of the Company's Quarterly
                            Report on Form 10-Q, No. 333-62021, filed on August 13,
                            1999).
        10.18.1          -- First Amendment to Purchase and Sale Agreement dated July
                            23, 1999, between Argent Frankford, L.P. and the Company
                            (incorporated by reference to Exhibit 10.5 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.18.2          -- Second Amendment to Purchase and Sale Agreement dated
                            October 20, 1999, between Argent Frankford, L.P. and the
                            Company (incorporated by reference to Exhibit 10.18.2 of
                            the Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).
        10.18.3          -- Third Amendment to Purchase and Sale Agreement dated
                            February 9, 2000, between Argent Frankford, L.P. and the
                            Company (incorporated by reference to Exhibit 10.18.3 of
                            the Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).
        10.19            -- Employment Agreement dated November 1, 1999, between the
                            Company and Parker Equities, Inc. (incorporated by
                            reference to Exhibit 10.4 of the Company's Quarterly
                            Report on Form 10-Q of the Company, No. 333-62021, filed
                            on November 8, 1999).
        10.20            -- Professional Services Agreement dated December 1, 1999, between EXE Technologies, Inc. and the Company
                            (incorporated by reference to Exhibit 10.20 of the
                            Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).
        10.21            -- Master Software License Agreement dated December 1, 1999, between EXE Technologies, Inc. and the Company
                            (incorporated by reference to Exhibit 10.21 of the
                            Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).
        10.22            -- Granite Tower at the Centre Office Lease dated August 17,
                            1999, between 520 Partners, Ltd. and the Company
                            (incorporated by reference to Exhibit 10.22 of the
                            Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).
        10.23            -- Proposal Including Sales Agreement No. 56-5879 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company (incorporated by reference
                            to Exhibit 10.23 of the Company's Annual Report on Form
                            10-K, No. 333-62021, filed March 14, 2000).
        10.24            -- Proposal Including Sales Agreement No. 56-5898 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company(incorporated by reference
                            to Exhibit 10.24 of the Company's Annual Report on Form
                            10-K, No. 333-62021, filed March 14, 2000) .
        10.25            -- Proposal Including Sales Agreement No. 56-5738 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company (incorporated by reference
                            to Exhibit 10.25 of the Company's Annual Report on Form
                            10-K, No. 333-62021, filed March 14, 2000).
        10.26            -- Form of Purchase and Sale Agreement between Homco, Inc.
                            and Donald J. Carter, Jr.( incorporated by reference to
                            Exhibit 10.25 of the Company's Annual Report on Form
                            10-K, No. 333-62021, filed March 14, 2000).
        10.27*           -- Employment Agreement, dated November 1, 1999, between
                            Kenneth J. Cichocki and the Company.
        10.27.1*         -- Amended and Restated Employment Agreement, dated November
                            10, 2000, between Kenneth J. Cichocki and the Company.
        10.28            -- Employment Agreement, dated May 24, 2000, between Michael
                            D. Lohner and the Company (incorporated by reference to
                            Exhibit 10.5 of the Company's Quarterly Report on Form
                            10-Q, No. 333-62021, filed on August 14, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.28.1*         -- Amended and Restated Employment Agreement, dated December
                            31, 2000, between Michael D. Lohner and the Company.
        10.29            -- Executive Employment, dated June 4, 1998, between the
                            Company and Barbara J. Hammond (incorporated by reference
                            to Exhibit 10.8 of the Company's Registration Statement
                            on Form S-4, No. 333-62021, filed on November 30, 1998).
        10.29.1*         -- Amendment to Executive Employment Agreement, between the
                            Company and Barbara J. Hammond, made and entered into as
                            of July 30, 1998.
        10.29.2*         -- Amendment to Executive Employment Agreement, between the
                            Company and Barbara J. Hammond, made and entered into as
                            of July 14, 2000.
        10.29.3*         -- Amendment to Executive Employment Agreement, dated
                            December 13, 2000, between Barbara J. Hammond and the
                            Company.
        10.30*           -- Agreement of Sale, dated January 3, 2001, between Lincoln
                            Property Company Commercial, Inc. and the Company.
        10.30.1*         -- First Amendment to Agreement of Sale, dated March 12,
                            2001, between Lincoln Property Company Commercial, Inc.
                            and the Company.
        10.31*           -- Unimproved Property Commercial Contract, dated November
                            17, 2000, between Dallas Woodcraft, Inc. and S & A
                            Enterprises Inc.
        10.31.1*         -- Amendment to Unimproved Property Commercial Contract,
                            dated March 20, 2001, between Dallas Woodcraft, Inc. and
                            S & A Enterprises Inc.
        10.32*           -- Lease Schedule No. 1000101377, dated May 5, 2000, between the Company and Banc One Leasing Corporation.
        10.33            -- Vectrix Customer Agreement, dated July 21, 2000, executed by Vectrix Business Solutions, Inc. and the Company
                            (incorporated by reference to Exhibit 10.7 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 10, 2000).
        10.34*           -- Limited Partnership Agreement, dated July 3, 2000, of
                            Laredo Candle Company, L.P., a Texas limited partnership.
        10.35            -- Purchase and Sale Agreement for 1400 Lavon Street,
                            McKinney, Texas, entered into as of May 15, 2000, between
                            Homco, Inc. and Donald J. Carter, Jr. (incorporated by
                            reference to Exhibit 10.2 of the Company's Quarterly
                            Report on Form 10-Q, No. 333-62021, filed on August 14,
                            2000).
        10.36            -- Assignment and Assumption of Purchase and Sale Agreement
                            dated as of May 12, 2000, between Donald J. Carter, Jr.
                            and 1400 Lavon, L.P. (incorporated by reference to
                            Exhibit 10.3 of the Company's Quarterly Report on Form
                            10-Q, No. 333-62021, filed on August 14, 2000).
        10.37            -- Partnership Interests Purchase Agreement dated as of July
                            3, 2000, by and between Miracle Candle Company and Spring
                            Valley Scents, Inc. (incorporated by reference to Exhibit
                            10.4 of the Company's Quarterly Report on Form 10-Q, No.
                            333-62021, filed on August 14, 2000).
        10.38            -- Industrial Lease dated August 10, 2000 between Parker
                            Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for
                            building and facilities located in Coppell, Texas)
                            (incorporated by reference to Exhibit 10.8 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 14, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.39            -- Master Lease Agreement dated as of December 30, 1999
                            between Bank One Leasing Corporation and Home Interiors &
                            Gifts, Inc. (incorporated by reference to Exhibit 10.9 of
                            the Company's Quarterly Report on Form 10-Q, No.
                            333-62021, filed on August 14, 2000).
        21.1*            -- Subsidiaries of the Company.

---------------

* Filed herewith.

  (b) Reports on Form 8-K; Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HOME INTERIORS & GIFTS, INC.

                                            By:  /s/ DONALD J. CARTER, JR.
                                              ----------------------------------
                                                    Donald J. Carter, Jr.
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Date: April 4, 2001

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----
              /s/ DONALD J. CARTER, JR.                Chairman of the Board and Chief        April 4, 2001
-----------------------------------------------------    Executive Officer (principal
                Donald J. Carter, Jr.                    executive officer)

               /s/ BARBARA J. HAMMOND                  Director and Vice Chairman             April 4, 2001
-----------------------------------------------------
                 Barbara J. Hammond

           /s/ CHRISTINA L. CARTER URSCHEL             Director and President                 April 4, 2001
-----------------------------------------------------
             Christina L. Carter Urschel

               /s/ KENNETH J. CICHOCKI                 Vice President of Finance and          April 4, 2001
-----------------------------------------------------    Chief Financial Officer
                 Kenneth J. Cichocki                     (principal financial and
                                                         accounting officer)

                 /s/ THOMAS O. HICKS                   Director                               April 4, 2001
-----------------------------------------------------
                   Thomas O. Hicks

                  /s/ JACK D. FURST                    Director                               April 4, 2001
-----------------------------------------------------
                    Jack D. Furst

                /s/ JOSEPH COLONNETTA                  Director                               April 4, 2001
-----------------------------------------------------
                  Joseph Colonnetta

                /s/ SHELDON I. STEIN                   Director                               April 4, 2001
-----------------------------------------------------
                  Sheldon I. Stein

              /s/ GRETCHEN M. WILLIAMS                 Director                               April 4, 2001
-----------------------------------------------------
                Gretchen M. Williams

              /s/ ROBERT H. DEDMAN, JR.                Director                               April 4, 2001
-----------------------------------------------------
                Robert H. Dedman, Jr.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   F-3
Consolidated Statements of Operations and Comprehensive
  Income for the years ended December 31, 1998, 1999 and
  2000......................................................   F-4
Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 1998, 1999 and 2000......   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II Valuation and Qualifying Accounts...............  F-28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Home Interiors & Gifts, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the consolidated financial position of Home Interiors & Gifts, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             /s/ PricewaterhouseCoopers LLP

Dallas, Texas
April 4, 2001

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                1999        2000
                                                              ---------   ---------
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $  32,406   $  41,720
  Accounts receivable, net..................................     13,885       9,608
  Inventories, net..........................................     42,716      27,493
  Deferred income tax benefit...............................      3,922       4,353
  Other current assets......................................      4,736       2,262
                                                              ---------   ---------
          Total current assets..............................     97,665      85,436
Restricted cash.............................................     14,590         900
Property, plant and equipment, net..........................     30,473      60,600
Investments.................................................      1,668          48
Debt issuance costs, net....................................     15,881      13,385
Other assets................................................      1,264       5,029
                                                              ---------   ---------
          Total assets......................................  $ 161,541   $ 165,398
                                                              =========   =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................  $  20,986      17,693
  Accrued seminars and incentive awards.....................     14,146      15,108
  Royalties payable.........................................      9,771       4,527
  Hostess prepayments.......................................      8,687         790
  Income taxes payable......................................      2,858       1,260
  Current maturities of long-term debt and capital lease
     obligations............................................     27,308      58,503
  Other current liabilities.................................     11,318      14,162
                                                              ---------   ---------
          Total current liabilities.........................     95,074     112,043
Long-term debt and capital lease obligations, net of current
  maturities................................................    428,238     406,830
Other liabilities...........................................      6,443       8,636
                                                              ---------   ---------
          Total liabilities.................................    529,755     527,509
                                                              ---------   ---------
Minority interest...........................................      2,972          --
Commitments and contingencies (see Note 16)
Shareholders' equity (deficit):
  Preferred stock, 10,000 shares authorized.................         --          --
  Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,240,218 shares issued and outstanding...      1,524       1,524
  Additional paid-in capital................................    179,975     179,624
  Accumulated deficit.......................................   (552,726)   (542,939)
  Accumulated other comprehensive income (loss).............         41        (320)
                                                              ---------   ---------
          Total shareholders' deficit.......................   (371,186)   (362,111)
                                                              ---------   ---------
          Total liabilities and shareholders' deficit.......  $ 161,541   $ 165,398
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                1998       1999       2000
                                                              --------   --------   --------
Net sales...................................................  $490,223   $503,344   $460,440
Cost of goods sold..........................................   242,343    240,390    223,514
                                                              --------   --------   --------
Gross profit................................................   247,880    262,954    236,926
Selling, general and administrative:
  Selling...................................................    81,124     89,721     81,668
  Freight, warehouse and distribution.......................    44,718     49,860     46,333
  General and administrative................................    20,641     27,270     48,047
  Gains on the sale of assets...............................    (6,375)   (10,650)    (2,738)
  Stock option expense (credit).............................       563        912       (351)
  Homco restructuring.......................................        --         --      1,027
  Redundant warehouse and distribution......................        --         --      6,089
  Recapitalization expenses.................................     6,198         --         --
                                                              --------   --------   --------
          Total selling, general and administrative.........   146,869    157,113    180,075
                                                              --------   --------   --------
Operating income............................................   101,011    105,841     56,851
Other income (expense):
  Interest income...........................................     5,563      2,978      2,208
  Interest expense..........................................   (27,532)   (44,081)   (45,496)
  Other income (expense), net...............................     1,020       (183)     2,116
                                                              --------   --------   --------
          Other income (expense), net.......................   (20,949)   (41,286)   (41,172)
                                                              --------   --------   --------
Income before income taxes..................................    80,062     64,555     15,679
Income taxes................................................    31,807     22,967      5,892
                                                              --------   --------   --------
Net income..................................................    48,255     41,588      9,787
Other comprehensive income (loss), before tax:
  Cumulative translation adjustment.........................      (139)       268       (361)
  Unrealized losses on investments..........................    (1,074)        --         --
                                                              --------   --------   --------
          Other comprehensive income (loss), before tax.....    (1,213)       268       (361)
  Income tax benefit related to items of other comprehensive
     income.................................................       376         --         --
                                                              --------   --------   --------
          Other comprehensive income (loss), net of tax.....      (837)       268       (361)
                                                              --------   --------   --------
Comprehensive income........................................  $ 47,418   $ 41,856   $  9,426
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              ADDITIONAL
                                        COMMON      COMMON     PAID-IN     ACCUMULATED   TREASURY
                                        SHARES       STOCK     CAPITAL       DEFICIT      STOCK     OTHER     TOTAL
                                      -----------   -------   ----------   -----------   --------   -----   ---------
Balance, December 31, 1997..........   58,942,500    5,894        1,120       256,121     (73,814)    610     189,931
  Net income........................                                           48,255                          48,255
  Recapitalization adjustments (see
    Note 3):
    Issuance of common stock to
      Hicks Muse....................   10,111,436    1,011      181,546                                       182,557
    Purchase and retirement of
      common stock..................  (45,836,584)  (4,584)      (1,120)     (821,853)                       (827,557)
    Retirement of treasury stock....   (7,985,700)    (798)                   (73,016)     73,814                  --
    Transaction fees and expenses...                             (3,215)                                       (3,215)
  Issuance of common stock..........        2,770       --           50                                            50
  Cumulative translation
    adjustment......................                                                                 (139)       (139)
  Unrealized losses on
    investments.....................                                                                 (698)       (698)
  Stock option expense..............                                563                                           563
  Dividends, $0.075 per share.......                                           (3,821)                         (3,821)
                                      -----------   -------    --------     ---------    --------   -----   ---------
Balance, December 31, 1998..........   15,234,422    1,523      178,944      (594,314)         --    (227)   (414,074)
  Net income........................                                           41,588                          41,588
  Issuance of common stock..........        5,796        1          119                                           120
  Cumulative translation
    adjustment......................                                                                  268         268
  Stock option expense..............                                912                                           912
                                      -----------   -------    --------     ---------    --------   -----   ---------
Balance, December 31, 1999..........   15,240,218    1,524      179,975      (552,726)         --      41    (371,186)
  Net income........................                                            9,787                           9,787
  Cumulative translation
    adjustment......................                                                                 (361)       (361)
  Stock option credit...............                               (351)                                         (351)
                                      -----------   -------    --------     ---------    --------   -----   ---------
Balance, December 31, 2000..........   15,240,218   $1,524     $179,624     $(542,939)   $     --   $(320)  $(362,111)
                                      ===========   =======    ========     =========    ========   =====   =========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                1998        1999       2000
                                                              ---------   --------   --------
Cash flows from operating activities:
Net income..................................................  $  48,255   $ 41,588   $  9,787
                                                              ---------   --------   --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      3,170      4,032      8,837
  Amortization of debt issuance costs and other.............      1,986      3,251      2,942
  Provision for doubtful accounts...........................        664      1,662      2,801
  Provision for losses on inventories.......................         --      1,342      5,256
  Gains on the sale of assets...............................     (6,375)   (10,650)    (2,738)
  Stock option expense (credit).............................        563        912       (351)
  Realized gains on investments.............................       (203)        --       (345)
  Equity in earnings of an affiliate........................       (159)        (1)       (35)
  Deferred tax expense (benefit)............................        364      1,591     (2,102)
  Minority interest.........................................         --        163         92
  Changes in assets and liabilities:
    Accounts receivable.....................................      1,023     (8,867)     1,465
    Inventories.............................................       (479)   (13,048)     9,965
    Other current assets....................................       (600)    (2,946)     2,474
    Other assets............................................        470        179        (60)
    Accounts payable........................................      4,418      6,948     (3,293)
    Income taxes payable....................................        994     (1,243)    (1,598)
    Other accrued liabilities...............................      5,056      3,160     (5,096)
                                                              ---------   --------   --------
        Total adjustments...................................     10,892    (13,515)    18,214
                                                              ---------   --------   --------
        Net cash provided by operating activities...........     59,147     28,073     28,001
                                                              ---------   --------   --------
Cash flows from investing activities:
  Purchases of investments and other assets.................    (87,482)        --         --
  Proceeds from the sale of investments.....................    155,163         --      2,000
  Deposit on new warehouse and distribution facility........         --       (750)        --
  Purchases of property, plant and equipment................     (8,443)   (12,703)   (34,135)
  Purchase of minority ownership of Laredo Candle...........         --         --     (7,800)
  Payments received on notes receivable.....................      2,045      6,464        211
  Proceeds from the sale of property, plant and equipment...      7,800         --      5,409
  Decrease in restricted cash...............................         --         --     13,690
  Other.....................................................         --        304         --
                                                              ---------   --------   --------
        Net cash (used in) provided by investing
        activities..........................................     69,083     (6,685)   (20,625)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Dividends paid............................................     (9,554)        --         --
  Capital contribution from the minority owner of Laredo
    Candle..................................................        508      2,301        642
  Proceeds from borrowings under Revolving Loan.............         --         --     50,000
  Payments under Revolving Loan.............................         --         --    (20,000)
  Payments under capital lease obligations..................         --         --       (719)
  Proceeds from issuance of common stock....................    182,607        120         --
  Purchase of treasury stock................................   (827,557)        --         --
  Proceeds from issuance of the Notes.......................    200,000         --         --
  Proceeds from borrowings under the Senior Credit
    Facility................................................    300,000         --         --
  Payments under the Senior Credit Facility.................    (13,000)   (32,695)   (27,178)
  Debt issuance costs.......................................    (21,118)        --       (446)
  Recapitalization fees and expenses........................     (3,215)        --         --
                                                              ---------   --------   --------
        Net cash (used in) provided by financing
        activities..........................................   (191,329)   (30,274)     2,299
                                                              ---------   --------   --------
Effect of cumulative translation adjustment.................       (139)       268       (361)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (63,238)    (8,618)     9,314
Cash and cash equivalents at beginning of year..............    104,262     41,024     32,406
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  41,024   $ 32,406   $ 41,720
                                                              =========   ========   ========
Supplemental disclosures:
  Cash payments during the period for:
    Income taxes paid.......................................  $  29,935   $ 24,210   $  9,666
    Interest paid...........................................     22,354     40,692     42,322
  Non-cash investing and financing activities:
    Execution of capital leases for the purchase of
     furniture and equipment................................         --      1,248      7,684

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BACKGROUND

     Home Interiors & Gifts, Inc. ("HI"), together with its subsidiaries (the "Company"), is a direct seller of home decorative accessories using the "party plan" method whereby members of its non-employee, independent sales representatives ("Displayers") conduct shows in the homes of potential customers. The Company believes that in-home shows provide a comfortable environment where the unique benefits and attributes of the Company's products can be demonstrated in a more effective manner than the typical retail setting.

     The Company has been located in Dallas, Texas since its inception in 1957. Approximately 36% of the dollar volume of products purchased by the Company in 2000 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The Company expanded its operations internationally in 1995.

     The following is a brief description of the Company's subsidiaries, each of which is wholly owned:

     - Dallas Woodcraft, Inc. ("DWC") manufactures framed artwork and mirrors using custom-designed equipment.

     - GIA, Inc. ("GIA") and Homco, Inc. ("Homco") manufacture various types of molded plastic products using custom-designed equipment. In April, 2000, the Company consolidated its two separate injection molding facilities into a single facility at GIA in Grand Island, Nebraska and sold the Homco facility in McKinney, Texas.

     - Laredo Candle Company, L.P. ("Laredo Candle") manufactures candles using custom-designed equipment. Laredo Candle is a Texas limited partnership formed following the Company's purchase of the remaining 40% ownership interest in Laredo Candle Company L.L.P. from the minority interest holder in July, 2000.

     - Spring Valley Scents, Inc. ("SVS") is the general partner of Laredo
       Candle.

     - Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to the international Displayers.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Use of Estimates

     The consolidated financial statements include the accounts of the Company. All significant inter-company balances and transactions have been eliminated in the consolidation.

     The financial statements having been prepared in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during reporting periods. Actual results could differ from those estimates.

  Financial Instruments

     The Company considers all liquid interest-bearing instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions in excess of federally insured limits.

     The Company has historically used interest rate swap agreements to limit the effect of changes in interest rates on its variable rate long-term borrowings. Periodic amounts paid or received under the swap agreements are recorded as part of interest expense. The swaps have historically contained option provisions, which are

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES separately valued and adjusted to market quarterly. Any resulting gain or loss is included in other income (expense).

  Inventories

     Inventories are stated at the lower of cost or current market price. Cost is determined using the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the declining balance and straight-line methods over estimated useful lives. Major expenditures for property, plant and equipment and those which substantially increase useful lives are capitalized. Direct costs of developing software, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is placed in service. Software training costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in operating income.

  Self Insurance

     The Company is primarily self-insured for workers' compensation. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported. These liabilities are not discounted.

  Income Taxes

     The Company files its federal income tax return on a consolidated basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes, based upon enacted tax rates in effect for the periods the tax differences are expected to be settled or realized.

  Sales Recognition

     As a result of adopting Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), effective January 1, 2000, revenue from product sales is recognized upon receipt of shipment by the Displayers. Prior to the adoption of SAB 101, revenue was recognized when products were shipped. Provisions for discounts, returns, and other adjustments are provided for in the same period the related sales are recorded.

     The adoption of SAB 101 had no impact on the Company's operating results for the year ended December 31, 2000 as the Company has historically ceased shipping product to Displayers during the latter part of December. See Note 19 for a summary of the impact of SAB 101 on previously reported quarterly results of operations for the year ended December 31, 2000.

  Shipping and Handling

     The associated costs incurred with shipping and handling are separately disclosed as part of operating expenses in the consolidated statement of operations and comprehensive income.

  Hostess Prepayments

     As a sales incentive, hostesses earn certificates redeemable for merchandise. The amount of certificates awarded to hostesses varies depending, among other things, upon the sales of the show, the number of

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES customers attending the show and whether any promotional program is in effect. The Company issues these certificates to its Displayers in exchange for cash and establishes a liability for the amount of certificates issued. These certificates are later redeemed by Displayers as payment for merchandise. The Company reduces the liability for these hostess certificates to the extent that purchased certificates are not expected to be redeemed based on historical redemption rates and management's estimates and assumptions. This program was discontinued in March 2000. The remaining liability represents management's estimate of certificates to be redeemed through their December 31, 2001 expiration date.

  Foreign Currency Translation

     The balance sheet accounts of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rate. Revenues and expenses are translated at the weighted average exchange rate for each period. Translation gains and losses are included in shareholders' deficit.

  New Accounting Pronouncement

     In June 1999, the Financial Accounting Standards Board (the "FASB") voted to delay the effective date for implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after June 15, 2000. The Company will adopt this new standard in the first quarter of fiscal 2001 and management anticipates that, due to the limited use of derivative instruments, the new standard will not have a significant impact on its financial statements.

  Reclassifications

     Certain reclassifications have been made to prior years' balances to conform with current year presentation.

  Marketable Securities

     In November 2000, the Company sold marketable securities classified as available for sale. At that time, these securities had a book value of $1.7 million. Cash in the amount of $2.0 million was received in exchange for the stock resulting in a realized gain of $0.3 million.

  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair market value due to their short maturities. The carrying amounts of notes receivable and variable rate long-term debt also approximate fair market value as their interest rates are based on current interest rates. The Notes had a carrying value of $200.0 million as of December 31, 1999 and 2000. The Notes had a fair value of approximately $170.0 million as of December 31, 1999 and $71.0 million as of December 31, 2000 based upon quoted market prices. The interest rate swaps had a combined negative carrying value of $916,000 and a combined fair value of $260,000 as of December 31, 1999. The interest rate swap had a negative carrying value and a negative fair market value of $38,000 as of December 31, 2000. The negative fair value of the swaps reflect the estimated amount that the Company would have to pay to terminate the swaps.

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

     In addition to the $24.3 million of fees and expenses related to the Recapitalization, the Company paid additional financial advisory and legal fees of approximately $6.2 million in connection with the Recapitalization. The Company paid its financial advisor approximately $5.7 million to assist with the development of strategic alternatives, identify potential buyers, evaluate proposals and assist in the negotiation of the Hicks Muse offer. These financial advisory and legal fees were expensed as incurred and are reflected as Recapitalization expenses in the accompanying statement of operations and comprehensive income.

     As a result of the Recapitalization, the issued and outstanding shares of common stock decreased to 15,231,652 shares as of June 4, 1998, all treasury stock was retired and Hicks Muse acquired a controlling interest in the Company.

     Hicks Muse and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the "Carter Shareholders") entered into a Shareholders Agreement (the "Shareholders Agreement") upon the consummation of the Recapitalization. The Shareholders Agreement provides that the Company's Board of Directors (the "Board") shall consist of six Directors designated by Hicks Muse, three Directors designated by the Carter Shareholders, and two independent Directors mutually designated. As of December 31, 2000, Hicks Muse is still entitled to designate one additional Director.

     The Shareholders Agreement provides certain registration rights to Hicks Muse and the Carter Shareholders. Hicks Muse and the Carter Shareholders may require the Company to register or include their

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES shares in any future registration of securities. The Carter Shareholders also have the right to be included, on a proportionate basis, in any proposed sale of common stock by Hicks Muse if (i) such sale individually represents more than 20% of the shares then held by Hicks Muse or (ii) in the aggregate, such sale would result in Hicks Muse having sold more than 50% of the shares held by Hicks Muse immediately subsequent to the Recapitalization.

4. ACQUISITION OF LAREDO CANDLE COMPANY

     In July 2000, the Company purchased the remaining 40% minority interest in Laredo Candle for cash of $8.7 million. Of the total purchase price, $900,000 is held in escrow and is subject to offset if certain performance standards are not satisfied by Laredo Candle during the twelve months ending June 30, 2001. The Company accounted for the acquisition using the purchase method of accounting. Goodwill of $4.2 million, representing the excess of cost over the fair value of net assets acquired, is being amortized over 15 years.

5. ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following as of December 31 (in thousands):

                                                               1999      2000
                                                              -------   -------
Trade receivables...........................................  $14,166   $11,374
Current portion of notes receivable.........................      189        --
Other.......................................................      843       201
                                                              -------   -------
                                                               15,198    11,575
Allowance for doubtful accounts.............................   (1,313)   (1,967)
                                                              -------   -------
                                                              $13,885   $ 9,608
                                                              =======   =======

6. INVENTORIES

     Inventories, net consisted of the following as of December 31 (in thousands):

                                                               1999      2000
                                                              -------   -------
Raw materials...............................................  $ 7,678   $ 5,697
Work in process.............................................    2,598     1,563
Finished goods..............................................   33,782    25,089
                                                              -------   -------
                                                              $44,058   $32,349
Allowance for raw materials.................................     (593)   (2,002)
Allowance for finished goods................................     (749)   (2,854)
                                                              -------   -------
                                                              $42,716   $27,493
                                                              =======   =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following as of December 31 (in thousands):

                                                       ESTIMATED
                                                      USEFUL LIFE     1999       2000
                                                      -----------   --------   --------
Land................................................                $  4,290   $  4,104
Buildings and improvements..........................  5-40 years      15,427     35,761
Computer hardware and software......................  5 years          8,024     12,555
Equipment, furniture and fixtures...................  3-10 years      35,650     39,366
                                                                    --------   --------
                                                                      63,391     91,786
Accumulated depreciation and amortization...........                 (34,798)   (35,111)
                                                                    --------   --------
                                                                      28,593     56,675
Equipment, software and hardware implementations in
  process...........................................                     510      2,731
Distribution automation in process..................                   1,370      1,194
                                                                    --------   --------
                                                                    $ 30,473   $ 60,600
                                                                    ========   ========

     Depreciation expense was $3.0 million, $4.0 million, and $7.9 million for 1998, 1999, and 2000, respectively. Equipment, furniture and fixtures include assets held under capital lease obligations, with a cost of $8.8 million and accumulated amortization of $0.7 million as of December 31, 2000. Assets held under capital lease obligations as of December 31, 1999, were $1.2 million and no accumulated amortization.

8. INCOME TAXES

     The components of income tax expense for the years ended December 31 are as follows (in thousands):

                                                           1998      1999      2000
                                                          -------   -------   -------
Current:
  Federal...............................................  $29,095   $19,143   $ 7,032
  State.................................................    2,348     2,233       962
                                                          -------   -------   -------
                                                           31,443    21,376     7,994
Deferred, net...........................................      364     1,591    (2,102)
                                                          -------   -------   -------
                                                          $31,807   $22,967   $ 5,892
                                                          =======   =======   =======

     A reconciliation of income tax expense computed at the federal statutory rate to income tax expense at the Company's effective tax rate for the years ended December 31 is as follows (in thousands):

                                                            1998      1999      2000
                                                           -------   -------   ------
Federal statutory rate applied to earnings before income
  taxes..................................................  $28,022   $22,594   $5,337
State income taxes, net of federal benefit...............    1,526     1,783      612
Nondeductible Recapitalization expenses..................    2,169        --       --
Other....................................................       90    (1,410)     (57)
                                                           -------   -------   ------
                                                           $31,807   $22,967   $5,892
                                                           =======   =======   ======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     The components of the net deferred tax balances as of December 31 are as follows (in thousands):

                                                               1999      2000
                                                              -------   -------
Inventories.................................................  $ 1,012   $ 2,021
Allowance for doubtful accounts.............................      525       703
Debt issuance costs and stock options.......................      958     1,035
Investments.................................................      263       198
Accrued employee benefits and Displayer incentives..........    1,962     2,922
Other.......................................................      423     2,758
                                                              -------   -------
  Gross deferred tax assets.................................    5,143     9,637
Deferred gain on sale of facilities.........................   (4,030)   (5,318)
Property, plant and equipment...............................     (516)     (465)
Investments.................................................     (200)      (18)
Other.......................................................       --    (1,337)
                                                              -------   -------
  Net deferred tax asset....................................      397     2,499
Less current deferred tax asset.............................    3,922     4,353
                                                              -------   -------
  Noncurrent deferred income tax liability..................  $ 3,525   $ 1,854
                                                              =======   =======

9. CORPORATE HEADQUARTERS FACILITY

     On January 3, 2000, the Company entered into a ten year lease with Granite for a new corporate headquarters location in Dallas, Texas. The Company's offices occupied approximately 75,000 square feet of office space at an annual rent of approximately $1.6 million. Tenant improvements to customize the space totaled approximately $2.9 million, of which approximately $2.0 million was borne by the landlord as improvement allowances. Additionally, on December 30, 1999, the Company entered into a $1.2 million capital lease obligation for certain furniture and fixtures to be used in the new corporate headquarters. In December 2000, the Company moved the corporate headquarters from these facilities to the new warehouse and distribution facility. The Company subleased approximately 40,000 square feet of the Company's former leased headquarters to a subtenant. The Company has hired consultants to assist in subleasing the remaining unused space to its current subtenant or to another subtenant or to complete a buyout of the remaining lease obligation by December 31, 2001.

     The Company's rent payments per square foot are fixed for the first five years and escalate to a fixed amount per square foot for the remaining five years of the lease term. Approximately $2.0 million of tenant improvements borne by the landlord are being deferred and amortized over the term of the lease. These deferred lease incentives reduce annual rent expense by approximately $200,000 and are included in other liabilities. The Company did not incur any rent expense under the lease for the new corporate headquarters in 1999.

     In December 2000, the Company moved the corporate headquarters from the rented facility into Frankford Distribution Center, which is owned by the Company, as part of the corporate reorganization plan discussed in Note 14.

     In February 2001, the Company and a subtenant signed an agreement to sublease approximately 55% of the corporate headquarters leased space commencing on February 2001 through January 2, 2010. The rental rate begins at $67,000 per month and increases over the life of the lease to $80,000 per month. The Company has also agreed to provide the subtenant with an allowance for tenant improvements of $150,000. Included in December 31, 2000 general and administrative expenses in the consolidated statements of operations and comprehensive income is $6.4 million primarily related to an accrual for the net present value of estimated

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES future abandoned lease commitments, as adjusted for future sublease rental income, and deferred lease incentives, of $3.8 million, and accelerated amortization on related leasehold improvements of $2.6 million.

10. OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following as of December 31, 1999 and 2000 (in thousands):

                                                               1999      2000
                                                              -------   -------
Interest payable............................................  $ 2,289   $ 2,300
Accrued compensation........................................    2,803     2,726
Employee benefit plan contributions.........................    1,190     1,030
Sales taxes payable.........................................    2,644     2,354
Other taxes payable.........................................      633     1,427
Other current liabilities...................................    1,759     4,325
                                                              -------   -------
                                                              $11,318   $14,162
                                                              =======   =======

11. LONG TERM DEBT AND CAPITAL LEASE OBLIGATION

     A summary of long-term debt and capital lease obligations as of December 31, is as follows (in thousands):

                                                                1999       2000
                                                              --------   --------
Notes, interest at 10.125% with semi-annual interest
  payments due on June 1 and December 1.....................  $200,000   $200,000
Tranche A Loan, interest at LIBOR plus an applicable margin
  (7.94% and 8.76% as of December 31, 1999 and 2000)........   158,241     65,844
Tranche A Loan, interest at LIBOR plus an applicable margin
  (8.21% as of December 31, 2000)...........................        --     65,843
Tranche B Loan, interest at LIBOR plus an applicable margin
  (8.33% and 9.14% as of December 31, 1999 and 2000)........    96,064     47,720
Tranche B Loan, interest at LIBOR plus an applicable margin
  (9.33% as of December 31, 2000)...........................        --     47,719
Revolver, interest at Swing Line (9.25% as of December 31,
  2000).....................................................        --     10,000
Revolver, interest at Base Rate (9.75% as of December 31,
  2000).....................................................        --     20,000
Capitalized lease obligation, collateralized by certain
  equipment furniture and fixtures, effective interest at
  6.28%.....................................................     1,241      8,207
                                                              --------   --------
                                                               455,546    465,333
Less current maturities.....................................   (27,308)   (58,503)
                                                              --------   --------
                                                              $428,238   $406,830
                                                              ========   ========

     In connection with the Recapitalization, the Company issued $200.0 million of Notes and entered into a $340.0 million Senior Credit Facility, which includes $40.0 million of revolving loans (the "Revolving Loans"). Prior to the Recapitalization, the Company had no indebtedness. The Senior Credit Facility provides for a $200.0 million term loan (the "Tranche A Loan"), a $100.0 million term loan (the "Tranche B Loan"), and $40.0 million of Revolving Loans. The Company may use the Revolving Loans for letters of credit of up to $15.0 million. Letters of credit of $2.2 million and $1.5 million were outstanding as of December 31, 1999 and 2000, respectively.

     Borrowings under the Senior Credit Facility require quarterly principal and interest payments. The Tranche A Loan and Revolving Loans mature on June 30, 2004. The Tranche B Loan matures on June 30,

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

2006. The Company may, at its option, prepay the term loans without premium or penalty. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company's wholly-owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly-owned subsidiaries. There are no material restrictions on the Company's ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

     The loans under the Senior Credit Facility bear interest, at the Company's election, at either the LIBOR Rate plus an applicable margin, the Base Rate Basis plus an applicable margin or at a Swing Line Rate that is equal to the Base Rate less a .5% commitment fee. The Base Rate Basis is the higher of the prime rate of Bank of America or the federal funds effective rate plus 0.5%. The applicable LIBOR margin is 2.0% for the Tranche A Loan and the Revolving Loans and 2.5% for the Tranche B Loan. The applicable Base Rate Basis margin is 0.75% for the Tranche A Loan and the Revolving Loans, and 1.25% for the Tranche B Loan. The interest rates on all borrowings outstanding under the Senior Credit Facility as of December 31, 1999 and 2000 were based on LIBOR. The weighted-average interest rate on the Tranche A and Tranche B borrowings outstanding at December 31, 1999 and 2000 was 8.09% and 8.80%, respectively. The applicable margin with respect to the loans will be eligible for certain performance pricing step-downs.

     As of December 31, 2000, $30 million was outstanding under the Revolving Loans. The Company borrowed $10 million of the revolver under a Swing Line advance and the remaining $20 million was drawn under a Base Rate advance. The weighted-average interest rate on the Revolving Loans outstanding at December 31, 2000 was 10.08%. The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of December 31, 1999 and 2000. Commitment fees of approximately $200,000 and $173,000 are included in interest expense in 1999 and 2000, respectively.

     The Notes bear interest at 10.125% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Notes mature on June 1, 2008 and are guaranteed, unconditionally, jointly and severally, on an unsecured senior subordinated basis by all of the Company's wholly owned domestic subsidiaries. Except as set forth below, the Notes are not redeemable by the Company prior to June 1, 2003. Thereafter, the Notes are subject to redemption by the Company, in whole or in part, at specified redemption prices. In addition, prior to June 1, 2001, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes outstanding at a redemption price equal to 110.125% plus accrued and unpaid interest.

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. The Company prepaid $7.7 million on the term loans as of March 31, 1999. No prepayments were made in 2000.

     Effective March 30, 2001, the Company entered into an amendment to the Senior Credit Facility which, among other things: (i) reduced the Revolving Loans available to the Company from $40 million to $30 million; (ii) increased pricing by 75 basis points above previous levels; (iii) provided for an amendment fee of 25 basis points immediately payable to the Lenders who executed the amendment prior to March 31, 2001; (iv) provided for a fee of $3.0 million payable to the Lenders, with the payment of such fee deferred until September 30, 2001, and which such fee will be forgiven in the event that certain existing equity holders or their affiliates contribute $40.0 million in equity to the Borrower prior to September 30, 2001; (v) reset the leverage and interest coverage ratios applicable through the fiscal quarter ended December 31, 2001; and (vi) added additional financial covenants with respect to minimum liquidity and EBITDA. Further limitations

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES related to capital lease obligations, liens, acquisitions, payment of management fees to affiliates, letters of credit, loans and advances to suppliers, and asset sales were also added to the Senior Credit Facility. Additionally, the amendment to the Senior Credit waived compliance with the minimum interest coverage and maximum leverage ratios of the Senior Credit Facility for the quarter ended December 31, 2000. Based on its current projections, management believes that the Company will be able to meet the revised covenants set forth in the Senior Credit Facility, as amended, throughout 2001. However, because the Company's leverage and interest coverage ratios have been reset only through the fiscal year ended December 31, 2001, the Company anticipates that it will be required to restructure or refinance its existing indebtedness and/or seek additional sources of equity or debt capital during 2001 to enable it to continue to satisfy its obligations under the Senior Credit Facility beyond 2001. There can be no assurance that the Company will be able to successfully restructure or refinance its existing indebtedness and/or obtain additional equity or debt financing on terms that are acceptable to it.

     As a result of the new financial covenant to measure liquidity, the Company has classified $25.0 million of the balance outstanding under the Revolving Loans as a current liability at December 31, 2000. This represents the amount that could potentially be required to be repaid pursuant to this covenant in 2001. Any amounts repaid pursuant to this covenant will be available for borrowing on the following business day so long as no default or event of default on the Senior Credit Facility has occurred or is continuing.

     The Company's near and long-term operating strategies focus on strengthening the Displayer base and addressing operational inefficiencies. The Company has retained financial advisors who are reviewing the financial alternatives available to the Company, including without limitation a possible debt restructuring. The Company believes that cash on hand, net cash flow from operations and borrowings under the Revolving Loans will be sufficient to fund its cash requirements over the next twelve months, which will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

  Capital Leases

     In December 1999, the Company entered into capital leases with Bank One Leasing for certain equipment associated with the automated order fulfillment system located at the new warehouse and distribution facility. The lessor funded the equipment purchase when construction of the automated order fulfillment system was completed in April 2000. The initial term of each of the leases is seven years. Interest is imputed at approximately 6.1% per annum. Total estimated cost of the equipment is approximately $6.2 million. The Company also leases certain office furniture and equipment under capital lease obligations.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

Future minimum lease payments for the Company's assets held under capital lease obligations as of December 31, 2000 are as follows (in thousands):

           Years ending December 31:

2001.......................................................  $ 1,801
2002.......................................................    1,801
2003.......................................................    1,592
2004.......................................................    1,366
2005.......................................................    1,356
Thereafter.................................................    1,935
                                                             -------
Total minimum lease obligations............................  $ 9,851
Less: amounts representing interest........................   (1,644)
                                                             -------
Present value of minimum lease obligations.................  $ 8,207
Less current maturities....................................   (1,324)
                                                             -------
Long-term capital lease obligations at December 31, 2000...  $ 6,883
                                                             =======

     The following table represents a summary of the current maturities of long-term debt and capital leases as of December 31 (in thousands):

                                                             TOTAL
                                                            --------
2001......................................................  $ 58,503
2002......................................................    38,589
2003......................................................    43,469
2004......................................................    50,786
2005......................................................    47,825
Thereafter................................................   226,161
                                                            --------
                                                            $465,333
                                                            ========

  Interest Rate Swap Agreements

     In May 2000, the Company terminated the swap portion of a $75.0 million interest rate swap that expires in December 2001 and received approximately $1.0 million, which resulted in a deferred gain of approximately $722,000 on the transaction. The gain has been recorded as a current liability and will be amortized over the remaining term of the swap as an adjustment to interest expense. The option portion of this instrument is still outstanding and had a fair market value of $38,000 at December 31, 2000 and is included in current liabilities.

     In addition, during the first six months of 2000, three other interest rate swap agreements expired and the bank that was a party to such agreements did not exercise its option to renew the agreements. There were no significant gains or losses recorded on the expiration of these three agreements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

12. OTHER LIABILITIES

     Other long-term liabilities consisted of the following as of December 31, 1999 and 2000 (in thousands):

                                                               1999     2000
                                                              ------   ------
Deferred income tax liability...............................  $3,525   $1,854
Interest rate swap derivatives..............................     916       --
Deferred lease incentives...................................   2,002       --
Abandoned lease commitments net.............................      --    4,434
Other long-term liabilities.................................      --    2,348
                                                              ------   ------
                                                              $6,443   $8,636
                                                              ======   ======

13. BENEFIT PLANS

  Employee Benefit Plans

     In 1993, the Company established an Employee Stock Ownership Plan (the "ESOP") for all full-time employees who had at least one year of service and were age 18 or older. Historically, the Company made annual contributions to the ESOP at the discretion of the Board.

     In connection with the Recapitalization, the ESOP was converted into a 401(k) plan and the shares of common stock previously held by the ESOP were redeemed for cash. The 401(k) plan covers all full-time employees who have at least six months of service and are age 18 or older. Beginning in 1999, the 401(k) plan generally allows employees to contribute up to 16% of their base salary in various investment alternatives and provides for Company matching contributions of up to 4%. Company matching contributions totaled $1 million and $752,000 in 1999 and 2000, respectively. Additionally, the Board may make discretionary contributions to the 401(k) plan at any time. The Board approved discretionary contributions of $1.2 million and $1 million to the 401(k) for 1999 and 2000.

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

     Options granted under both plans vest ratably over five years and have a 10 year term; however, if an initial public offering occurs, vesting is accelerated for options issued under the Independent Contractor Stock Option Plan. All options issued in 1998 under both plans have an exercise price of $18.05, the price per share paid in connection with the Recapitalization. There were no expired or exercisable options under either plan as of December 31, 1998. All options issued in 1999 under both plans have an exercise price of $21.33. Options issued in 2000 for the Key Employee Stock Option Plan and the Independent Contractor Stock Option Plan were issued with an exercise price of $18.05 and $21.26, respectively.

  Key Employee Stock Option Plan

     Options for a total of 1,353,924 shares of common stock are available for grant under the Key Employee Stock Option Plan. As common stock is not publicly traded, the fair value of options granted to key employees was estimated on the date of grant using the Minimum Value method of option pricing and the assumptions

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES set forth below in order to determine compensation expense for disclosure purposes only in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company accounts for options issued under the Key Employee Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25 ("APB 25").

  Independent Contractor Stock Option Plan

     Options for a total of 338,481 shares are available for grant to the Stock Option Trust for the benefit of certain Displayers and other independent contractors under the Independent Contractor Stock Option Plan. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes method of option pricing based on the assumptions set forth below in order to determine compensation expense for the period. As common stock is not publicly traded, a volatility factor for a peer group of public companies is utilized in the Black-Scholes model. The Company accounts for options issued under the Independent Contractor Stock Option Plan in accordance with SFAS 123. Compensation expense (credit) totaled $563,000, $912,000, and ($351,000) for 1998, 1999 and 2000.

     Key information related to the Company's stock-based compensation plans is summarized below:

                                                                  WEIGHTED   INDEPENDENT   WEIGHTED
                                                   KEY EMPLOYEE   AVERAGE    CONTRACTOR    AVERAGE
                                                   STOCK OPTION   EXERCISE      STOCK      EXERCISE
                                                       PLAN        PRICE     OPTION PLAN    PRICE
                                                   ------------   --------   -----------   --------
Options outstanding as of December 31, 1997......          --          --            --         --
  Granted........................................     984,432      $18.05       275,338     $18.05
  Exercised......................................          --          --            --         --
  Forfeited......................................          --          --        (3,047)    $18.05
                                                    ---------                ----------
Options outstanding as of December 31, 1998......     984,432      $18.05       272,291     $18.05
  Granted........................................      42,192      $21.33        22,230     $21.33
  Exercised......................................      (1,108)     $18.05            --         --
  Forfeited......................................     (14,404)     $18.05        (7,202)    $18.05
                                                    ---------                ----------
Options outstanding as of December 31, 1999......   1,011,112      $18.19       287,319     $18.17
  Granted........................................      76,391      $18.05        30,554     $21.26
  Exercised......................................          --          --            --         --
  Forfeited......................................    (103,556)     $18.34        (4,771)    $18.63
  Expired........................................          --          --        (1,705)    $18.14
                                                    ---------                ----------
Options outstanding as of December 31, 2000......     983,947      $18.16       311,397     $18.47
                                                    =========                ==========
Options exercisable as of December 31, 2000......     356,459      $18.08       105,109     $18.17
Weighted average remaining contractual life......   6.9 years                 6.8 years
Valuation assumptions:
  Expected term..................................   6.0 years                 6.0 years
  Expected dividend yield........................        0.00%                     0.00%
  Expected volatility............................          --                     43.87%
  Risk-free interest rate........................        6.41%                     5.77%

     The weighted average fair value of options granted in 1998, 1999, and 2000 under the Key Employee Stock Option Plan and Independent Stock Option Plan was $5.04, $5.97 and $4.66, and $7.92, $9.92 and $9.27, respectively.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

  Compensation Charge

     SFAS 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company's Key Employee Stock Option Plan been determined consistent with SFAS 123, the Company's compensation cost and net income for 1998, 1999, and 2000 would approximate (in thousands):

                                                            KEY EMPLOYEE STOCK OPTION PLAN
                                                           --------------------------------
                                                             1998        1999        2000
                                                           ---------   ---------   --------
SFAS 123 Compensation Cost:
  As reported............................................        --          --         --
  Pro forma..............................................   $   517     $   998     $  815
Net Income:
  As reported............................................   $48,255     $41,588     $9,787
  Pro forma..............................................   $47,919     $40,939     $9,257

14. RESTRUCTURING, REDUNDANCY AND REORGANIZATION

  Homco Restructuring

     On April 1, 2000, the Company discontinued operations at Homco's manufacturing and warehouse facility in McKinney, Texas and transferred operations to GIA's facility in Grand Island, Nebraska. The Company incurred approximately $1.0 million of non-recurring costs related to the combination of Homco's operations into GIA and recorded a non-recurring charge amount in the statement of operations for the year ended December 31, 2000.

     On May 15, 2000, the Company sold Homco's manufacturing and warehouse facility to Donald J. Carter, Jr., the Company's Chairman of the Board and Chief Executive Officer, for approximately $3.7 million. The Company used the proceeds from the sale, together with approximately $1.7 million in proceeds from the sale of another property, to purchase an undivided interest in the Company's new warehouse and distribution facility. This exchange qualified as a Section 1031 like-kind exchange under the Internal Revenue Code.

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

     In addition, the Company continued to operate two of its older manual order fulfillment distribution facilities longer then was anticipated. In October 2000, one of the manual operations was moved into the consolidated distribution facility. The Company has extended the lease term on the other manual distribution facility for a period of five years, which was the minimum term permitted by the landlord. Annual rentals on this facility are approximately $250,000. The Company intends to sublease that facility once the automated order fulfillment system and consolidated distribution facility are fully operational. The inability to sublease the manual distribution facility for an amount equal to or in excess of the remaining rents may result in a non-recurring charge.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     Redundant warehouse and distribution costs resulting from the issues discussed above were approximately $6.1 million for the year ended December 31, 2000. These costs consist primarily of incremental labor associated with productivity issues at the new consolidated distribution facility, costs of operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

  Reorganization Cost

     During 2000, the Company implemented a corporate reorganization plan that included among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to the new warehouse and distribution facility. As a result of the move, the Company was able to sublet 40,000 square feet to a subtenant and has accelerated amortization of the related leasehold improvements.

     Included in general and administrative expenses in the December 31, 2000 consolidated statements of operations and comprehensive income are the following amounts associated with the Company's reorganization plan:

Staff reductions, excess facilities cost and other..........  $1,723
Lease abandonment costs and accelerated amortization of
  leasehold improvements....................................   6,474
                                                              ------
                                                              $8,197
                                                              ======

15. RELATED PARTY TRANSACTIONS

     A majority of the Company's inventory purchases are from suppliers whose primary customer is the Company.

     A shareholder and former Director of the Company is a partner of a law firm that renders various legal services for the Company. The Company paid the firm approximately $798,000, $385,000 and $236,000 for legal services during 1998, 1999 and 2000. Approximately $398,000 of the fees paid in 1998 were incurred in connection with the Recapitalization and accordingly are reflected in Recapitalization expenses in the accompanying statements of operations. Amounts due to the law firm totaled $25,000, and $27,000 as of December 31, 1999, and 2000.

     Another shareholder and former Director of the Company owns a company which supplies inventory items to the Company and whose primary customer is the Company. The Company paid the supplier approximately $37.0 million, $30.9 million, and $13.2 million during 1998, 1999 and 2000. Amounts due to this supplier totaled approximately $4.2 million and $1.1 million as of December 31, 1999 and 2000.

     The Company owned 21% of the common stock of Charles W. Weaver Manufacturing Company, a supplier whose primary customer is the Company. The investment was sold on November 30, 2000 for $2.0 million resulting in a gain of $0.3 million. The Company paid the supplier approximately $11.4 million, $10.7 million and $12.4 million during 1998, 1999 and 2000. There were no amounts due this supplier as of December 31, 2000.

     The Company leased improved real estate from its former chief executive officer for $52,000 per year plus expenses during the three-month period ended March 31, 1998. In April 1998, the Company exchanged such real estate, which was valued at approximately $1.9 million, for two airplane hangers and cash of approximately $340,000. The real estate was recorded by the Company at an amount equal to the sum of the net book value of the two airplane hangars exchanged of $858,000 and the cash paid.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     During 1998, 1999, and 2000 the Company paid a related party approximately $24,000, $19,000 and $18,900 for rental of a condominium.

     The Company engages the services of a freight company controlled by former Directors of the Company to handle a small portion of its freight. The Company paid this freight company $87,000, $108,000 and $110,000 during 1998, 1999 and 2000 for its services. The amounts due to this freight company was $13,000 as of December 31, 1999. There were no amounts due this supplier as of December 31, 2000.

     In conjunction with the Recapitalization, the Company entered into an agreement requiring payment of a quarterly management fee to Hicks Muse. The management fee will be adjusted annually, but in no event will the annual fee be less than $1.0 million or exceed $1.5 million. Management fees totaled $574,000, $1.2 million and $1.1 million during 1998, 1999, and 2000, respectively. In addition, if the Board requests Hicks Muse to perform additional financial advisory services in the future, Hicks Muse will receive a financial advisory fee. As a result of the amendment to the Senior Credit Facility dated March 30, 2001, these fees for monitoring and oversight may be accrued but not paid until a future date to be determined. The management agreement with Hicks Muse terminates on June 4, 2008 or earlier under certain circumstances.

     On June 4, 1998, the Company entered into a five-year executive employment agreement with its former chief executive officer with annual compensation of $200,000, plus reimbursement for certain expenses. The agreement generally requires the Company to pay the former chief executive officer's salary throughout the five-year term unless he voluntarily terminates his employment during such term. The agreement, which contains a covenant not to compete with the Company during the employment term and for three years thereafter, can be voluntarily terminated only by the employee. In 1998, 1999, and 2000 the Company paid the former chief executive officer approximately $127,000, $201,000 and $200,000 pursuant to the terms and conditions of his executive employment agreement.

     In December 1998, the Company's former chief executive officer provided a bridge loan of $2.8 million to the minority owner of Laredo Candle at the prime rate plus 1.0% per annum. The loan was repaid in 1999. The Company also purchased inventory from the minority owner of Laredo Candle. The Company paid the minority owner $34.0 million and $12.7 million in 1999 and 2000. As of December 31, 1999, $9,000 was due to the minority owner; no amounts were due as of December 31, 2000.

     During 2000, Board fees were paid to certain outside Directors which totaled $33,000.

16. COMMITMENTS AND CONTINGENCIES

     The Company is engaged in various legal proceedings incidental to its normal business activities. Because most of the claims are covered by insurance, management believes that the amounts, if any, which ultimately may be due in connection with such lawsuits and claims would not have a material effect upon the Company.

17. SEGMENT REPORTING

     The Company's reportable segments are based upon functional lines of business as follows:

     - Home Interiors "HI" -- direct seller of home decorative accessories in the United States;

     - Manufacturing -- manufactures framed artwork and mirrors, as well as various types of molded plastic products and candles for Home Interiors; and

     - International -- direct seller of home decorative accessories in Mexico and Puerto Rico.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization, recapitalization expenses, reorganization costs, redundant warehouse and distribution expenses, Homco restructuring, non-cash (expenses) credit for stock

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES options and gains on sale of assets ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the chief operation decision-maker of the Company as of and for the years ended December 31 (in thousands):

                                      HI      MANUFACTURING   INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                   --------   -------------   -------------   ------------   ------------
1998
Net sales........................  $486,434      $86,661         $ 6,406        $(89,278)      $490,223
EBITDA...........................    84,392       20,380            (296)             91        104,567
Total assets.....................   115,310       26,906            (608)         (9,160)       132,448
Capital expenditures.............     4,872        3,521              50              --          8,443
1999
Net sales........................  $499,515      $88,083         $ 9,098        $(93,352)      $503,344
EBITDA...........................    83,426       17,993            (338)           (946)       100,135
Total assets.....................   145,222       42,577             825         (27,083)       161,541
Capital expenditures.............     5,449        7,101             245             (92)        12,703
2000
Net sales........................  $452,792      $87,596         $15,148        $(95,096)      $460,440
EBITDA...........................    56,461       17,670             695             433         75,259
Total assets.....................   144,815       62,324             700         (42,441)       165,398
Capital expenditures.............    28,501        5,512             122              --         34,135

     The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the years ended December 31 (in thousands):

                                                          1998       1999      2000
                                                        --------   --------   -------
EBITDA................................................  $104,567   $100,135   $75,259
Depreciation and amortization.........................    (3,170)    (4,032)   (8,837)
Gains on the sale of assets...........................     6,375     10,650     2,738
Stock option (expenses) credit........................      (563)      (912)      351
Homco Restructuring...................................        --         --    (1,027)
Redundant warehouse & distribution....................        --         --    (6,089)
Reorganization costs..................................        --         --    (5,544)
Recapitalization expenses.............................    (6,198)        --        --
Interest income.......................................     5,563      2,978     2,208
Interest expense......................................   (27,532)   (44,081)  (45,496)
Other income (expense), net...........................     1,020       (183)    2,116
                                                        --------   --------   -------
Income before income taxes............................  $ 80,062   $ 64,555   $15,679
                                                        ========   ========   =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

18. GUARANTOR FINANCIAL DATA

     DWC, GIA, Homco, SVS, Laredo Candle and Homco PR (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Notes. During 1999, Laredo Candle was not a guarantor, Laredo Candle became a guarantor in connection with the purchase of the 40% ownership of Laredo from the minority owner in July 3, 2000. The Company's other subsidiary, Home Interiors de Mexico (the "Non-Guarantors") has not guaranteed the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $499,515    $84,590        $12,591         $(93,352)      $503,344
Cost of good sold.................   259,266     63,950          8,891          (91,717)       240,390
                                    --------    -------        -------         --------       --------
  Gross profit....................   240,249     20,640          3,700           (1,635)       262,954
                                    --------    -------        -------         --------       --------
Total selling, general and
  administrative..................   149,124      4,771          3,964             (746)       157,113
                                    --------    -------        -------         --------       --------
  Operating income (loss).........    91,125     15,869           (264)            (889)       105,841
Other income (expense), net.......   (41,821)     1,107            (29)            (543)       (41,286)
                                    --------    -------        -------         --------       --------
  Income (loss) before income
     taxes........................    49,304     16,976           (293)          (1,432)        64,555
Income taxes......................    16,313      6,654             --               --         22,967
                                    --------    -------        -------         --------       --------
  Net income (loss)...............  $ 32,991    $10,322        $  (293)        $ (1,432)      $ 41,588
                                    ========    =======        =======         ========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $452,792    $88,793        $13,951         $(95,096)      $460,440
Cost of good sold.................   241,475     68,119          7,148          (93,228)       223,514
                                    --------    -------        -------         --------       --------
  Gross profit....................   211,317     20,674          6,803           (1,868)       236,926
                                    --------    -------        -------         --------       --------
Total selling, general and
  administrative..................   173,427      2,633          6,399           (2,384)       180,075
                                    --------    -------        -------         --------       --------
  Operating income................    37,890     18,041            404              516         56,851
Other income (expense), net.......   (42,337)     1,512            (66)            (281)       (41,172)
                                    --------    -------        -------         --------       --------
  Income (loss) before income
     taxes........................    (4,447)    19,553            338              235         15,679
Income taxes......................      (564)     6,456             --               --          5,892
                                    --------    -------        -------         --------       --------
  Net income (loss)...............  $ (3,883)   $13,097        $   338         $    235       $  9,787
                                    ========    =======        =======         ========       ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1999

                                      HI       GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
                                                 ASSETS

Current assets:
  Cash and cash equivalents......  $  31,687    $   150        $   151         $    418      $  32,406
  Accounts receivable, net.......     13,372        182            331               --         13,885
  Inventories, net...............     33,778      8,797          2,479           (2,338)        42,716
  Other current assets...........      7,678        824            156               --          8,658
  Intercompany...................    (11,850)    14,867         (1,204)          (1,813)            --
                                   ---------    -------        -------         --------      ---------
          Total current assets...     74,665     24,820          1,913           (3,733)        97,665
Property, plant and equipment,
  net............................     15,525      7,543          7,497              (92)        30,473
Restricted cash..................     14,590         --             --               --         14,590
Investment in subsidiaries.......     22,038         --             --          (22,038)            --
Debt issuance costs and other
  assets.........................     19,003      1,031             --           (1,221)        18,813
                                   ---------    -------        -------         --------      ---------
          Total assets...........  $ 145,821    $33,394        $ 9,410         $(27,084)     $ 161,541
                                   =========    =======        =======         ========      =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable...............  $  19,528    $ 1,148        $ 1,797         $ (1,487)     $  20,986
  Current maturities of long-term
     debt and capital lease
     obligations.................     27,308         --             --               --         27,308
  Other current liabilities......     43,236      3,187            357               --         46,780
                                   ---------    -------        -------         --------      ---------
          Total current
            liabilities..........     90,072      4,335          2,154           (1,487)        95,074
Long-term debt and capital lease
  obligations, net of current
  maturities.....................    428,238         --             --               --        428,238
Other liabilities................      7,265        399             --           (1,221)         6,443
                                   ---------    -------        -------         --------      ---------
          Total liabilities......    525,575      4,734          2,154           (2,708)       529,755
Minority interest................         --         --          2,809              163          2,972
Commitments and contingencies
  (Note 16)
Shareholders' equity (deficit):
  Common stock...................      1,524      1,011              8           (1,019)         1,524
  Additional paid-in capital.....    179,976     10,292          5,458          (15,751)       179,975
  Retained earnings (accumulated
     deficit)....................   (561,254)    17,357         (1,060)          (7,769)      (552,726)
  Other..........................         --         --             41               --             41
                                   ---------    -------        -------         --------      ---------
          Total shareholders'
            equity (deficit).....   (379,754)    28,660          4,447          (24,539)      (371,186)
                                   ---------    -------        -------         --------      ---------
          Total liabilities and
            shareholders' equity
            (deficit)............  $ 145,821    $33,394        $ 9,410         $(27,084)     $ 161,541
                                   =========    =======        =======         ========      =========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
                                                 ASSETS

Current assets:
  Cash and cash equivalents.......  $ 40,823    $   432        $   465         $     --       $ 41,720
  Accounts receivable, net........     9,008        227            373               --          9,608
  Inventories.....................    22,587      5,903          1,106           (2,103)        27,493
  Other current assets............     5,194      1,265            156               --          6,615
  Intercompany....................   (21,648)    28,403         (2,124)          (4,631)            --
                                    --------    -------        -------         --------       --------
     Total current assets.........    55,964     36,230            (24)          (6,734)        85,436
Property, plant and equipment,
  net.............................    43,393     16,844            363               --         60,600
Investment in subsidiaries........    31,993      3,714             --          (35,707)            --
Debt issuance costs and other
  assets..........................    13,465      5,897             --               --         19,362
                                    --------    -------        -------         --------       --------
     Total assets.................  $144,815    $62,685        $   339         $(42,441)      $165,398
                                    ========    =======        =======         ========       ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable................  $ 19,937    $ 1,669        $    85         $ (3,998)      $ 17,693
  Current maturities of long-term
     debt.........................    58,503         --             --               --         58,503
  Other current liabilities.......    25,946      9,350            551               --         35,847
                                    --------    -------        -------         --------       --------
     Total current liabilities....   104,386     11,019            636           (3,998)       112,043
Long-term debt, net of current
  maturities......................   406,830         --             --               --        406,830
Deferred income taxes.............     7,638        998             --               --          8,636
                                    --------    -------        -------         --------       --------
     Total liabilities............   518,854     12,017            636           (3,998)       527,509
                                    --------    -------        -------         --------       --------
Commitments and contingencies (see
  Note 16)
Shareholders' equity (deficit):
  Common stock....................     1,524      1,010             14           (1,024)         1,524
  Additional paid-in capital......   179,624     15,470          1,014          (16,484)       179,624
  Retained earnings (accumulated
     deficit).....................  (555,187)    34,188         (1,005)         (20,935)      (542,939)
  Other...........................        --         --           (320)              --           (320)
                                    --------    -------        -------         --------       --------
     Total shareholders' equity
       (deficit)..................  (374,039)    50,668           (297)         (38,443)      (362,111)
                                    --------    -------        -------         --------       --------
     Total liabilities and
       shareholders' equity
       (deficit)..................  $144,815    $62,685        $   339         $(42,441)      $165,398
                                    ========    =======        =======         ========       ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATING CASH FLOW INFORMATION

                                                        {FOR THE YEAR ENDED DECEMBER 31, 1999
                                         --------------------------------------------------------------------
                                            HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         --------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities...........................  $ 41,281    $ 1,684        $  (138)        $(14,754)      $ 28,073
Net cash used in investing
  activities...........................   (17,284)    (1,974)        (2,436)          15,009         (6,685)
Net cash used in financing
  activities...........................   (32,738)        --          2,301              163        (30,274)

                                                         {FOR THE YEAR ENDED DECEMBER 31, 2000
                                          -------------------------------------------------------------------
                                            HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          -------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities............................  $17,478    $ 10,563        $ 378           $(418)        $ 28,001
Net cash used in investing activities...   (9,999)    (10,504)        (122)             --          (20,625)
Net cash provided by financing
  activities............................    1,657         642           --              --            2,299

19. QUARTERLY RESULTS REVISED FOR SAB 101 (UNAUDITED)

     SAB 101 was not in effect until the year 2000. The following table presents quarterly results (in thousands) during 1999.

                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        1999        1999         1999            1999        TOTAL
                                      ---------   --------   -------------   ------------   --------
Net sales...........................  $116,748    $126,234     $112,075        $148,287     $503,344
Gross profit........................    60,036      65,955       56,867          80,096      262,954
Operating income....................    20,489      26,147       18,080          41,125      105,841
Net income (loss)...................     5,942       9,018        7,048          19,580       41,588

     The following table summarizes (in thousands) the effect of SAB 101 on the quarters ended:

                              MARCH 31, 2000         JUNE 20, 2000        SEPTEMBER 20, 2000     DECEMBER 31, 2000       TOTAL
                           --------------------   --------------------   --------------------   --------------------   ----------
                                        REVISED                REVISED                REVISED                REVISED
                           PREVIOUSLY   FOR SAB   PREVIOUSLY   FOR SAB   PREVIOUSLY   FOR SAB   PREVIOUSLY   FOR SAB   PREVIOUSLY
                            REPORTED      101      REPORTED      101      REPORTED      101      REPORTED      101      REPORTED
                           ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------
Net sales................   121,121     112,090    104,932     107,008     96,970     94,975     137,417     146,367    460,440
Gross profit.............    60,477      55,957     55,936      57,231     53,298     51,927      67,215      71,811    236,926
Operating income.........    15,950      12,578     19,359      20,391     16,315     15,195       5,227       8,687     56,851
Net income (loss)........     3,005         897      6,326       6,971      2,591      1,891      (2,135)         28      9,787

                            TOTAL
                           -------
                           REVISED
                           FOR SAB
                             101
                           -------
Net sales................  460,440
Gross profit.............  236,926
Operating income.........   56,851
Net income (loss)........    9,787

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

           COLUMN A                COLUMN B           COLUMN C ADDITIONS            COLUMN D        COLUMN E
           --------              ------------   -------------------------------   -------------   -------------
                                  BALANCE AT    CHARGED TO
                                 BEGINNING OF    COSTS AND       CHARGED TO                        BALANCE AT
                                    PERIOD      EXPENSES(1)   OTHER ACCOUNTS(2)   DEDUCTIONS(3)   END OF PERIOD
                                 ------------   -----------   -----------------   -------------   -------------
Allowance for Doubtful
  Accounts:
  Year ended December 31, 1998        239            664             289               (844)            348
  Year ended December 31, 1999        348          1,662             108               (805)          1,313
  Year ended December 31, 2000      1,313          2,801              93             (2,240)          1,967

---------------

(1) Represents provision for losses on accounts receivable.

(2) Represents collection of accounts previously written off.

(3) Represents write-off of uncollectible accounts receivable.

           COLUMN A                COLUMN B           COLUMN C ADDITIONS            COLUMN D        COLUMN E
           --------              ------------   -------------------------------   -------------   -------------
                                  BALANCE AT    CHARGED TO
                                 BEGINNING OF    COSTS AND       CHARGED TO                        BALANCE AT
                                    PERIOD      EXPENSES(1)    OTHER ACCOUNTS     DEDUCTIONS(1)   END OF PERIOD
                                 ------------   -----------   -----------------   -------------   -------------
Allowance for Inventory Losses:
  Year ended December 31, 1998      1,561             --              --             (1,561)             --
  Year ended December 31, 1999         --          1,342              --                 --           1,342
  Year ended December 31, 2000      1,342          5,256              --             (1,742)          4,856

---------------

(1) Represents net increase (decrease) for allowance for inventory losses..

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1             -- Agreement and Plan of Merger, dated April 13, 1998,
                            merging Crowley Investments, Inc. into the Company
                            (incorporated by reference to Exhibit 2.1 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
         2.2             -- Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
         3.1             -- Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
         3.2             -- Bylaws of the Company (incorporated by reference to
                            Exhibit 3.2 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.1             -- Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States
                            Trust Company of New York (incorporated by reference to
                            Exhibit 4.1 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.2             -- Purchase Agreement, dated as of May 28, 1998, among the
                            Company, as issuer, the Guarantors named therein and
                            Bear, Stearns & Co., Inc., Chase Securities, Inc., Morgan
                            Stanley Dean Witter and NationsBanc Montgomery Securities
                            LLC, as initial purchasers (incorporated by reference to
                            Exhibit 4.2 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.3             -- Exchange and Registration Rights Agreement, dated as of
                            June 4, 1998, among the Company, the Guarantors named
                            therein and Bear, Stearns & Co., Inc., Chase Securities,
                            Inc., Morgan Stanley Dean Witter and NationsBanc
                            Montgomery Securities LLC. (incorporated by reference to
                            Exhibit 4.3 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
         4.4             -- First Supplemental Indenture dated as of July 3, 2000
                            among Home Interiors & Gifts, Inc., Laredo Candle
                            Company, L.L.P. and United States Trust Company of New
                            York (incorporated by reference to Exhibit 10.6 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 14, 2000).
        10.1             -- Credit Agreement, dated as of June 4, 1998, among the
                            Company, the Lenders from time to time party thereto, The
                            Chase Manhattan Bank, as syndication agent, National
                            Westminster Bank, PLC, as documentation agent, The
                            Prudential Insurance Company of America, as a co-agent,
                            Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                            co-agent, and Nationsbank, N.A., as administrative agent
                            for the Lenders (incorporated by reference to Exhibit
                            10.1 of the Company's Registration Statement on Form S-4,
                            No. 333-62021, filed on November 30, 1998).
        10.1.1           -- First Amendment to Credit Agreement, dated as of December
                            18, 1998, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders (incorporated by
                            reference to Exhibit 10.1.1 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.1.2           -- Second Amendment to Credit Agreement, dated as of March
                            12, 1999, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders (incorporated by
                            reference to Exhibit 10.1.2 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).
        10.1.3           -- Third Amendment to Credit Agreement, dated as of November
                            19, 1999, among the Company, the Lenders from time to
                            time party thereto, The Chase Manhattan Bank, as
                            syndication agent, National Westminster Bank, PLC, as
                            documentation agent, The Prudential Insurance Company of
                            America, as a co-agent, Societe Generale, as a co-agent,
                            Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A.,
                            as administrative agent for the Lenders(incorporated by
                            reference to Exhibit 10.1.3 of the Company's Annual
                            Report on Form 10-K, No. 333-65201, filed March 14,
                            2000).
        10.1.4           -- Fourth Amendment to Credit Agreement dated as of July 26,
                            2000, but effective as of July 3, 2000, among the
                            Company, the various lenders that are parties thereto,
                            The Chase Manhattan Bank, as syndication agent, National
                            Westminster Bank PLC, as documentation agent, The
                            Prudential Insurance Company of America, Societe
                            Generale, and Citicorp USA, Inc., as co-agents, and Bank
                            of America, N.A., as administrative agent (incorporated
                            by reference to Exhibit 10.1 of the Company's Quarterly
                            Report on Form 10-Q, No. 333-62021, filed August 14,
                            2000).
        10.1.5*          -- Fifth Amendment to Credit Agreement dated as of March 30,
                            2001, among the Company, the various lenders that are
                            parties thereto, The Chase Manhattan Bank, as syndication
                            agent, National Westminster Bank, PLC, as documentation
                            agent, The Prudential Insurance Company of America, as a
                            co-agent, Societe Generale, as a co-agent, Citicorp USA,
                            Inc. as a co-agent and Bank of America, N.A., formerly
                            known as NationsBank, N.A., as administrative agent.
        10.2             -- Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco,
                            Inc., Homco Puerto Rico, Inc., Spring Valley Scents,
                            Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse &
                            Co. Partners, L.P. (incorporated by reference to Exhibit
                            10.2 of the Company's Registration Statement on Form S-4,
                            No. 333-62021, filed on November 30, 1998).
        10.2.1*          -- First Amendment to Financial Advisory Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft,
                            Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc.,
                            Spring Valley Scents, Inc., Homco de Mexico, S.A. de
                            C.V., and Hicks, Muse & Co. Partners, L.P.
        10.3             -- Monitoring and Oversight Agreement, dated June 4, 1998
                            between the Company, Dallas Woodcraft, Inc., GIA, Inc.,
                            Homco, Inc., Homco Puerto Rico, Inc., Spring Valley
                            Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks,
                            Muse & Co. Partners, L.P. (incorporated by reference to
                            Exhibit 10.3 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.3.1*          -- First Amendment to Monitoring and Oversight Agreement
                            dated as of March 30, 2001, between the Company, Dallas
                            Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto
                            Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico,
                            S.A. de C.V., and Hicks, Muse & Co. Partners, L.P.
        10.4             -- Consulting Agreement, dated June 4, 1998, between Company and Ronald L. Carter (incorporated by reference to
                            Exhibit 10.4 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.5             -- Home Interiors & Gifts, Inc. 1998 Stock Option Plan for
                            Key Employees, dated June 4, 1998 (incorporated by
                            reference to Exhibit 10.5 of the Company's Annual Report
                            on Form 10-K, No. 333-62021, filed March 16, 1999).
        10.6             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Donald J. Carter (incorporated by
                            reference to Exhibit 10.6 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
        10.7             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Donald J. Carter Jr.
                            (incorporated by reference to Exhibit 10.7 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.8             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Barbara J. Hammond (incorporated
                            by reference to Exhibit 10.8 of the Company's
                            Registration Statement on Form S-4, No. 333-62021, filed
                            on November 30, 1998).
        10.9             -- Executive Employment Agreement, dated June 4, 1998,
                            between the Company and Christina L. Carter Urschel
                            (incorporated by reference to Exhibit 10.9 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.10            -- Home Interiors & Gifts, Inc., 1998 Stock Option Plan for
                            Unit Directors, Branch Directors and Certain Other
                            Independent Contractors (incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on
                            Form S-4, No. 333-62021, filed on November 30, 1998).
        10.11            -- Home Interiors & Gifts, Inc. 1998 Stock Option Trust,
                            dated June 4, 1998 (incorporated by reference to Exhibit
                            10.11 of the Company's Registration Statement on Form
                            S-4, No. 333-62021, filed on November 30, 1998).
        10.12            -- Agreement, dated February 26, 1997, by and between the
                            Company and Distribution Architects International, Inc.
                            (incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement on Form S-4, No.
                            333-62021, filed on November 30, 1998).
        10.13            -- ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated
                            by reference to Exhibit 10.13 of the Company's
                            Registration Statement on Form S-4, No. 333-62021, filed
                            on November 30, 1998).
        10.14            -- Shareholders Agreement, as of June 4, 1998 between the
                            Company, Adkins Family Partnership, LTD., M. Douglas
                            Adkins, Estate of Fern Ardinger, Ardinger Family
                            Partnership, LTD., Donald J. Carter, Jr., Linda J.
                            Carter, Ronald Lee Carter, Donald J. Carter, William J.
                            Hendrix, as Independent Special Trustee of the Carter
                            1997 Charitable Remainder Unit Trust, Howard L. Hammond
                            and Barbara J. Hammond, Trustees of the Hammond Family
                            Trust and Christina Carter Urschel (incorporated by
                            reference to Exhibit 10.14 of the Company's Registration
                            Statement on Form S-4, No. 333-62021, filed on November
                            30, 1998).
        10.15            -- Agreement of Partnership of Laredo Candle Company, dated as of December 14, 1998, between the Company and Miracle
                            Candle Company (incorporated by reference to Exhibit
                            10.15 of the Company's Annual Report on Form 10-K, No.
                            333-62021, filed March 16, 1999).
        10.15.1          -- First Amendment to Agreement of Partnership of Laredo
                            Candle Company, dated as of February 1, 1999, between the
                            Company and Miracle Candle Company (incorporated by
                            reference to Exhibit 10.15.1 of the Company's Annual
                            Report on Form 10-K, No. 333-62021, filed March 16,
                            1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.16            -- Consulting Services Agreement dated as of June 3, 1999, between the Company and Tompkins Associates Incorporated
                            (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.16.1*         -- First Amendment to Consulting Services Agreement dated
                            September 2000, between the Company and Tompkins
                            Associates Incorporated.
        10.17            -- Real Estate Purchase Contract dated July 19, 1999,
                            between the Company and Parker Equities, Inc.
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17.1          -- First Amendment to Real Estate Purchase Contract dated
                            July 19, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.3 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.17.2          -- Second Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.17.3          -- Third Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.2 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.17.4          -- Fourth Amendment to Real Estate Purchase Contract dated
                            August 18, 1999, between the Company and Parker Equities,
                            Inc. (incorporated by reference to Exhibit 10.3 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 8, 1999).
        10.18            -- Purchase and Sale Agreement dated July 19, 1999, between
                            Argent Frankford, L.P. and the Company (incorporated by
                            reference to Exhibit 10.4 of the Company's Quarterly
                            Report on Form 10-Q, No. 333-62021, filed on August 13,
                            1999).
        10.18.1          -- First Amendment to Purchase and Sale Agreement dated July
                            23, 1999, between Argent Frankford, L.P. and the Company
                            (incorporated by reference to Exhibit 10.5 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 13, 1999).
        10.18.2          -- Second Amendment to Purchase and Sale Agreement dated
                            October 20, 1999, between Argent Frankford, L.P. and the
                            Company (incorporated by reference to Exhibit 10.18.2 of
                            the Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).
        10.18.3          -- Third Amendment to Purchase and Sale Agreement dated
                            February 9, 2000, between Argent Frankford, L.P. and the
                            Company (incorporated by reference to Exhibit 10.18.3 of
                            the Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).
        10.19            -- Employment Agreement dated November 1, 1999, between the
                            Company and Parker Equities, Inc. (incorporated by
                            reference to Exhibit 10.4 of the Company's Quarterly
                            Report on Form 10-Q of the Company, No. 333-62021, filed
                            on November 8, 1999).
        10.20            -- Professional Services Agreement dated December 1, 1999, between EXE Technologies, Inc. and the Company
                            (incorporated by reference to Exhibit 10.20 of the
                            Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.21            -- Master Software License Agreement dated December 1, 1999, between EXE Technologies, Inc. and the Company
                            (incorporated by reference to Exhibit 10.21 of the
                            Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).
        10.22            -- Granite Tower at the Centre Office Lease dated August 17,
                            1999, between 520 Partners, Ltd. and the Company
                            (incorporated by reference to Exhibit 10.22 of the
                            Company's Annual Report on Form 10-K, No. 333-62021,
                            filed March 14, 2000).
        10.23            -- Proposal Including Sales Agreement No. 56-5879 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company (incorporated by reference
                            to Exhibit 10.23 of the Company's Annual Report on Form
                            10-K, No. 333-62021, filed March 14, 2000).
        10.24            -- Proposal Including Sales Agreement No. 56-5898 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company(incorporated by reference
                            to Exhibit 10.24 of the Company's Annual Report on Form
                            10-K, No. 333-62021, filed March 14, 2000) .
        10.25            -- Proposal Including Sales Agreement No. 56-5738 Rev. B
                            dated December 14, 1999, between Mannesmann Dematic
                            Rapistan Corp. and the Company (incorporated by reference
                            to Exhibit 10.25 of the Company's Annual Report on Form
                            10-K, No. 333-62021, filed March 14, 2000).
        10.26            -- Form of Purchase and Sale Agreement between Homco, Inc.
                            and Donald J. Carter, Jr.( incorporated by reference to
                            Exhibit 10.25 of the Company's Annual Report on Form
                            10-K, No. 333-62021, filed March 14, 2000).
        10.27*           -- Employment Agreement, dated November 1, 1999, between
                            Kenneth J. Cichocki and the Company.
        10.27.1*         -- Amended and Restated Employment Agreement, dated November
                            10, 2000, between Kenneth J. Cichocki and the Company.
        10.28            -- Employment Agreement, dated May 24, 2000, between Michael
                            D. Lohner and the Company (incorporated by reference to
                            Exhibit 10.5 of the Company's Quarterly Report on Form
                            10-Q, No. 333-62021, filed on August 14, 2000).
        10.28.1*         -- Amended and Restated Employment Agreement, dated December
                            31, 2000, between Michael D. Lohner and the Company.
        10.29            -- Executive Employment, dated June 4, 1998, between the
                            Company and Barbara J. Hammond (incorporated by reference
                            to Exhibit 10.8 of the Company's Registration Statement
                            on Form S-4, No. 333-62021, filed on November 30, 1998).
        10.29.1*         -- Amendment to Executive Employment Agreement, between the
                            Company and Barbara J. Hammond, made and entered into as
                            of July 30, 1998.
        10.29.2*         -- Amendment to Executive Employment Agreement, between the
                            Company and Barbara J. Hammond, made and entered into as
                            of July 14, 2000.
        10.29.3*         -- Amendment to Executive Employment Agreement, dated
                            December 13, 2000, between Barbara J. Hammond and the
                            Company.
        10.30*           -- Agreement of Sale, dated January 3, 2001, between Lincoln
                            Property Company Commercial, Inc. and the Company.
        10.30.1*         -- First Amendment to Agreement of Sale, dated March 12,
                            2001, between Lincoln Property Company Commercial, Inc.
                            and the Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.31*           -- Unimproved Property Commercial Contract, dated November
                            17, 2000, between Dallas Woodcraft, Inc. and S & A
                            Enterprises Inc.
        10.31.1*         -- Amendment to Unimproved Property Commercial Contract,
                            dated March 20, 2001, between Dallas Woodcraft, Inc. and
                            S & A Enterprises Inc.
        10.32*           -- Lease Schedule No. 1000101377, dated May 5, 2000, between the Company and Banc One Leasing Corporation.
        10.33            -- Vectrix Customer Agreement, dated July 21, 2000, executed by Vectrix Business Solutions, Inc. and the Company
                            (incorporated by reference to Exhibit 10.7 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on November 10, 2000).
        10.34*           -- Limited Partnership Agreement, dated July 3, 2000, of
                            Laredo Candle Company, L.P., a Texas limited partnership.
        10.35            -- Purchase and Sale Agreement for 1400 Lavon Street,
                            McKinney, Texas, entered into as of May 15, 2000, between
                            Homco, Inc. and Donald J. Carter, Jr. (incorporated by
                            reference to Exhibit 10.2 of the Company's Quarterly
                            Report on Form 10-Q, No. 333-62021, filed on August 14,
                            2000).
        10.36            -- Assignment and Assumption of Purchase and Sale Agreement
                            dated as of May 12, 2000, between Donald J. Carter, Jr.
                            and 1400 Lavon, L.P. (incorporated by reference to
                            Exhibit 10.3 of the Company's Quarterly Report on Form
                            10-Q, No. 333-62021, filed on August 14, 2000).
        10.37            -- Partnership Interests Purchase Agreement dated as of July
                            3, 2000, by and between Miracle Candle Company and Spring
                            Valley Scents, Inc. (incorporated by reference to Exhibit
                            10.4 of the Company's Quarterly Report on Form 10-Q, No.
                            333-62021, filed on August 14, 2000).
        10.38            -- Industrial Lease dated August 10, 2000 between Parker
                            Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for
                            building and facilities located in Coppell, Texas)
                            (incorporated by reference to Exhibit 10.8 of the
                            Company's Quarterly Report on Form 10-Q, No. 333-62021,
                            filed on August 14, 2000).
        10.39            -- Master Lease Agreement dated as of December 30, 1999
                            between Bank One Leasing Corporation and Home Interiors &
                            Gifts, Inc. (incorporated by reference to Exhibit 10.9 of
                            the Company's Quarterly Report on Form 10-Q, No.
                            333-62021, filed on August 14, 2000).
        21.1*            -- Subsidiaries of the Company.

---------------

* Filed herewith.