Form 10-Q
period 2001-03-31
HOME INTERIORS & GIFTS INC
filed 2001-05-09
CIK 1067541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                        FOR ANNUAL AND TRANSITION REPORTS
                QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                   ----------

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of May 9, 2001, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.

================================================================================

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES



                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Interim Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2000 and
  March 31, 2001............................................   3
Consolidated Statements of Operations and Comprehensive
  Income for the three months ended March 31, 2000 and
  2001......................................................   4
Consolidated Statements of Cash Flows for the three months
  ended March 31, 2000 and 2001.............................   5

Notes to Unaudited Interim Consolidated Financial
  Statements................................................   6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   14

Item 3.  Quantitative and Qualitative Disclosure About
  Market Risk...............................................   21

PART II - OTHER INFORMATION

Item 1.  Legal proceedings...................................  22
Item 6.  Exhibits and Reports on Form 8-K....................  22

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2000 AND MARCH 31, 2001
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                             DECEMBER 31,   MARCH 31,
                                                                2000         2001
                                                              ---------   ---------
                                                                         (unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  41,720   $  38,371
  Accounts receivable, net..................................      9,608      13,198
  Inventories, net..........................................     27,493      29,553
  Deferred income tax benefit...............................      4,353       4,675
  Other current assets......................................      2,262       2,111
                                                              ---------   ---------
          Total current assets..............................     85,436      87,908
                                                              ---------   ---------
Restricted cash.............................................        900         900
Property, plant and equipment, net..........................     60,600      61,185
Investments.................................................         48          48
Debt issuance costs, net....................................     13,385      15,909
Other assets................................................      5,029       5,106
                                                              ---------   ---------
          Total assets......................................  $ 165,398   $ 171,056
                                                              =========   =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Book overdrafts payable................ ............. .....  $     --    $    350
  Accounts payable..........................................     17,693      19,088
  Accrued seminars and incentive awards.....................     15,108      13,218
  Royalties payable.........................................      4,527       5,984
  Hostess prepayments.......................................        790         716
  Income taxes payable......................................      1,260          --
  Current maturities of long-term debt and capital
       lease obligations....................................     58,503      59,774
  Other current liabilities.................................     14,162      29,917
                                                              ---------   ---------
          Total current liabilities.........................    112,043     129,047
Long-term debt and capital lease obligations, net of current
  maturities................................................    406,830     397,708
Other liabilities...........................................      8,636       8,665
                                                              ---------   ---------
          Total liabilities.................................    527,509     535,420
                                                              ---------   ---------
Commitments and contingencies Shareholders' deficit:
  Preferred stock, 10,000 shares authorized.................         --          --
  Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and
     outstanding............................................      1,524       1,524
  Additional paid-in capital................................    179,624     179,673
  Accumulated deficit.......................................   (542,939)   (545,554)
  Other.....................................................       (320)         (7)
                                                              ---------   ---------
          Total shareholders' deficit.......................   (362,111)   (364,364)
                                                              ---------   ---------
          Total liabilities and shareholders' deficit.......  $ 165,398   $ 171,056
                                                              =========   =========


The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                           2000       2001
                                                                         --------   --------
Net sales............................................................    $112,090   $ 94,443
Cost of goods sold...................................................      56,133     41,721
                                                                         --------   --------
Gross profit.........................................................      55,957     52,722
Selling, general and administrative:
  Selling............................................................      20,056     20,215
  Freight, warehouse and distribution................................      12,150     10,747
  General and administrative.........................................      10,021     14,693
  Gains on the sale of assets........................................          (2)        (3)
  Stock option expense...............................................         128         48
  Redundant warehouse and distribution...............................          --        308
  Homco restructuring................................................       1,027         --
                                                                         --------   --------
          Total selling, general and administrative..................      43,380     46,008
                                                                         --------   --------
Operating income.....................................................      12,577      6,714
Other income (expense):
  Interest income....................................................         621        642
  Interest expense...................................................     (11,131)   (11,662)
  Other income (expense), net........................................        (593)       212
                                                                         --------   --------
          Other income (expense), net................................     (11,103)   (10,808)
                                                                         --------   --------
Income (loss) before income taxes....................................       1,474     (4,094)
Income taxes.........................................................         577     (1,479)
                                                                         --------   --------
Net income (loss)....................................................         897     (2,615)
Other comprehensive income (loss):
  Cumulative translation adjustment and other........................          32        (29)
  Unrealized gains on derivative swaps at adoption of SFAS No. 133...          --        456
  Amortization to earnings of unrealized gain on derivative
    swap.............................................................                   (114)
                                                                         --------   --------
Comprehensive income (loss)..........................................    $    929   $ (2,302)
                                                                         ========   ========




   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                2000       2001
                                                              --------   --------
Cash flows from operating activities:
Net income (loss)...........................................  $    897   $ (2,615)
                                                              --------   --------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       976      2,281
  Amortization of debt issuance costs and other.............       776        581
  Provision for doubtful accounts...........................       376        304
  Provision for losses on inventories.......................       198      1,102
  Gains on the sale of assets...............................        (2)        (3)
  Stock option expense......................................       128         48
  Deferred tax expense (benefit)............................       313       (132)
  Minority interest.........................................        59         --
  Changes in assets and liabilities:
    Accounts receivable.....................................      (353)    (3,894)
    Inventories.............................................    (3,764)    (3,162)
    Other current assets....................................     2,981        151
    Other assets............................................      (221)      (159)
    Accounts payable........................................    (1,478)     1,394
    Income taxes payable....................................      (421)       594
    Other accrued liabilities...............................     2,761     10,478
                                                              --------   --------
        Total adjustments...................................     2,329      9,583
                                                              --------   --------
        Net cash provided by operating activities...........     3,226      6,968
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property, plant and equipment................   (17,016)    (2,685)
  Proceeds from the sale of property, plant and equipment...        --          3
  Payments received on notes receivable.....................       189         --
  Decrease in restricted cash...............................    14,590         --
                                                              --------   --------
        Net cash used in investing activities...............    (2,237)    (2,682)
                                                              --------   --------
Cash flows from financing activities:
  Change in book overdrafts payable.........................        --        350
  Capital contribution from the minority owner of Laredo
    Candle..................................................       130         --
  Payments under capital lease obligations..................        --       (432)
  Payments under the Senior Credit Facility.................    (6,193)    (7,419)
  Debt issuance costs.......................................        --       (105)
                                                              --------   --------
        Net cash used in financing activities...............    (6,063)    (7,606)
                                                              --------   --------
Effect of cumulative translation adjustment.................        (8)       (29)
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (5,082)    (3,349)
Cash and cash equivalents at beginning of year..............    32,406     41,720
                                                              --------   --------
Cash and cash equivalents at end of quarter.................  $ 27,324   $ 38,371
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

         The Company has been located in Dallas, Texas since its inception in 1957. Approximately 46% of the dollar volume of products purchased by the Company in the first quarter of 2001 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The Company expanded its operations internationally in 1995.

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

2. SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday and every quarter consists of thirteen weeks. The last days of the quarter ended March 31, 2000 and 2001 in the accompanying unaudited consolidated financial information were April 1, 2000 and March 31, 2001, respectively.

         The consolidated financial information as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of March 31, 2001, its operating results and comprehensive income for the three months ended March 31, 2000 and 2001, and its cash flows for the three months ended March 31, 2000 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

         These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the SEC.

         Certain reclassifications have been made to prior period's balances to conform with current year presentation.

3. INVENTORIES

         Inventories, net consisted of the following as of December 31, 2000 and March 31, 2001 (in thousands):


                                                           December 31, March 31,
                                                               2000      2001
                                                              -------   -------
Raw materials...............................................  $ 5,697   $ 5,122
Work in process.............................................    1,563     1,927
Finished goods..............................................   25,089    26,799
                                                              -------   -------
                                                               32,349    33,848
Allowance for raw materials.................................   (2,002)   (1,748)
Allowance for finished goods................................   (2,854)   (2,547)
                                                              -------   -------
                                                              $27,493   $29,553
                                                              =======   =======



4. OTHER CURRENT LIABILITIES

         Other current liabilities consisted of the following as of December 31, 2000 and March 31, 2001 (in thousands):


                                                           December 31,  March 31,
                                                               2000       2001
                                                              -------    -------
Interest payable............................................  $ 2,300    $ 7,077
Accrued compensation........................................    2,726      3,071
Employee benefit plan contributions.........................    1,030      1,375
Sales taxes payable.........................................    2,354      3,295
Other taxes payable.........................................    1,427        787
Reserve for debt restructuring fees.........................       --      3,000
Deferred revenue............................................       --      8,208
Income taxes payable........................................       --        (95)
Other current liabilities...................................    4,325      3,199
                                                              -------    -------
                                                              $14,162    $29,917
                                                              =======    =======



5. OTHER LIABILITIES

         Other long-term liabilities consisted of the following as of December 31, 2000 and March 31, 2001 (in thousands):


                                                           December 31, March 31,
                                                              2000        2001
                                                             -------     -------
Deferred income tax liability............................... $ 1,854     $ 2,044
Abandoned lease commitments, net............................   4,434       4,363
Other long-term liabilities.................................   2,348       2,258
                                                             -------     -------
                                                             $ 8,636     $ 8,665
                                                             =======     =======

6. RESTRUCTURING, REDUNDANCY AND REORGANIZATION

Homco Restructuring

         On April 1, 2000, the Company discontinued operations at Homco's manufacturing and warehouse facility in McKinney, Texas and transferred operations to GIA's facility in Grand Island, Nebraska. The Company incurred approximately $1.0 million of non-recurring costs related to the combination of Homco's operations into GIA and recorded a non-recurring charge amount in the statement of operations for the quarter ended March 31, 2000.

Redundant Warehouse and Distribution Cost

         Redundant warehouse and distribution costs for the quarter ended March 31, 2001 were approximately $308,000. These costs consist primarily of costs of operating certain manual distribution centers longer than anticipated. There were no costs associated with redundant warehouse and distribution through the three months ended March 31, 2000.

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

         Included in general and administrative expenses in the three months ended March 31, 2001 Consolidated Statements of Operations and Comprehensive Income is approximately $230,000 of redundant headquarter facility costs associated with the Company's reorganization plan. There were no costs associated with reorganization in the three months ended March 31, 2000.


7. LONG TERM DEBT

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

         Included in the Consolidated Balance Sheet, as of March 31, 2001, is $3.0 million in debt issuance fees of which payment to the Lender is deferred. Included in general and administrative expenses in the quarter ended March 31, 2001 Consolidated Statements of Operations and Comprehensive Income is approximately $1.5 million in costs of legal and consulting fees associated with the Company's amendment to the Senior Credit Facility.

         As of March 31, 2001, a limited partnership that includes Hicks Muse, certain members of the Carter family, and their respective affiliates held $50.9 million aggregate principal amount of Notes which were purchased in the open market for approximately $22.1 million.


8. ADOPTION OF NEW ACCOUNTING STANDARD

         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as of January 1, 2001. Upon adoption of SFAS No. 133, the Company transferred a January 1,2001 liability balance of approximately $456,000 related to the deferred gain on the terminated swap portion of an interest rate swap to Accumulated Other Comprehensive Income. This balance is continuing to be amortized into earnings as an adjustment to interest expense through December 2001.

         The Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as of January 1, 2000. See Footnote 12 to the Consolidated Financial Statements.

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

         The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, recapitalization expenses, reorganization costs, redundant warehouse and distribution expenses, Homco restructuring, non-cash (expenses) credit for stock options and gains on sale of assets ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the chief operation decision-maker of the Company as of and for the quarter ended March 31 (in thousands):


                                      HI      MANUFACTURING   INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                   --------   -------------   -------------   ------------   ------------
            Q1 - 2000
Net sales........................  $111,063      $20,479         $ 2,836        $(22,288)      $112,090
EBITDA...........................    13,946        3,756              66             311         18,079
Total assets.....................   152,868       34,873            (237)        (30,134)       157,370
Capital expenditures.............    16,696          308              12              --         17,016
 .
            Q1 - 2001
Net sales........................  $ 92,159      $25,389         $ 4,482        $(27,587)      $ 94,443
EBITDA...........................     6,760        7,351             212            (186)        14,137
Total assets.....................   146,394       66,133           1,094         (42,565)       171,056
Capital expenditures.............     2,314          361              10              --          2,685

         The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the quarter ended March 31 (in thousands):



                                                          2000       2001
                                                        --------   --------
EBITDA................................................  $18,079    $14,137
Effects of SAB 101....................................   (3,373)    (3,060)
Depreciation and amortization.........................     (976)    (2,281)
Gains on the sale of assets...........................        2          3
Stock option expenses.................................     (128)       (48)
Homco Restructuring...................................   (1,027)        --
Reorganization costs..................................       --       (230)
Redundant warehouse & distribution....................       --       (308)
Senior credit facility amendment fees.................       --     (1,499)
Interest income.......................................      621        642
Interest expense......................................  (11,131)   (11,662)
Other income (expense), net...........................     (593)       212
                                                        --------   --------
Income before income taxes............................  $ 1,474    $(4,094)
                                                        ========   ========



10. GUARANTOR FINANCIAL DATA

         DWC, GIA, Homco, SVS, Laredo Candle and Homco Puerto Rico (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Company's 10 1/8% Senior Subordinated Notes due 2008 in the amount of $200 million (the "Notes"). During 1999, Laredo Candle was not a guarantor. Laredo Candle became a guarantor in connection with the purchase of the 40% ownership of Laredo Candle Company L.L.P. from the minority owner in July 3, 2000. The Company's other subsidiary, Home Interiors de Mexico (the "Non-Guarantors") has not guaranteed the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $111,063    $20,799        $ 2,516         $(22,288)      $112,090
Cost of good sold.................    60,957     16,078          1,418          (22,320)        56,133
                                    --------    -------        -------         --------       --------
  Gross profit....................    50,106      4,721          1,098               32         55,957
                                    --------    -------        -------         --------       --------
Total selling, general and
  administrative..................    41,240      1,333          1,126             (319)        43,380
                                    --------    -------        -------         --------       --------
  Operating income................     8,866      3,388            (28)             351         12,577
Other income (expense), net.......   (10,874)       179             (7)            (401)       (11,103)
                                    --------    -------        -------         --------       --------
  Income (loss) before income
     taxes........................    (2,008)     3,567            (35)             (50)         1,474
Income taxes......................      (776)     1,353             --               --            577
                                    --------    -------        -------         --------       --------
  Net income (loss)...............  $ (1,232)   $ 2,214        $   (35)         $   (50)      $    897
                                    ========    =======        =======         ========       ========

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $ 92,159    $25,633        $ 4,237         $(27,586)      $ 94,443
Cost of good sold.................    49,254     17,448          2,101          (27,082)        41,721
                                    --------    -------        -------         --------       --------
  Gross profit....................    42,905      8,185          2,136             (504)        52,722
                                    --------    -------        -------         --------       --------
Total selling, general and
  administrative..................    43,013      1,353          1,960             (318)        46,008
                                    --------    -------        -------         --------       --------
  Operating income................      (108)     6,832            176             (186)         6,714
Other income (expense), net.......   (11,205)       421            (24)              --        (10,808)
                                    --------    -------        -------         --------       --------
  Income (loss) before income
     taxes........................   (11,313)     7,253            152             (186)        (4,094)
Income taxes......................    (4,403)     2,924             --               --         (1,479)
                                    --------    -------        -------         --------       --------
  Net income (loss)...............  $ (6,910)   $ 4,329        $   152         $   (186)      $ (2,615)
                                    ========    =======        =======         ========       ========



                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000


                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents.......  $ 40,823    $   432        $   465         $     --       $ 41,720
  Accounts receivable, net........     9,008        227            373               --          9,608
  Inventories.....................    22,587      5,903          1,106           (2,103)        27,493
  Other current assets............     5,194      1,265            156               --          6,615
  Intercompany....................   (21,648)    28,403         (2,124)          (4,631)            --
                                    --------    -------        -------         --------       --------
     Total current assets.........    55,964     36,230            (24)          (6,734)        85,436
Property, plant and equipment,
  net.............................    43,393     16,844            363               --         60,600
Investment in subsidiaries........    31,993      3,714             --          (35,707)            --
Debt issuance costs and other
  assets..........................    13,465      5,897             --               --         19,362
                                    --------    -------        -------         --------       --------
     Total assets.................  $144,815    $62,685        $   339         $(42,441)      $165,398
                                    ========    =======        =======         ========       ========


                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable................  $ 19,937    $ 1,669        $    85         $ (3,998)      $ 17,693
  Current maturities of long-term
     debt.........................    58,503         --             --               --         58,503
  Other current liabilities.......    25,946      9,350            551               --         35,847
                                    --------    -------        -------         --------       --------
     Total current liabilities....   104,386     11,019            636           (3,998)       112,043
Long-term debt, net of current
  maturities......................   406,830         --             --               --        406,830
Deferred income taxes.............     7,638        998             --               --          8,636
                                    --------    -------        -------         --------       --------
     Total liabilities............   518,854     12,017            636           (3,998)       527,509
                                    --------    -------        -------         --------       --------
Commitments and contingencies
Shareholders' equity (deficit):
  Common stock....................     1,524      1,010             14           (1,024)         1,524
  Additional paid-in capital......   179,624     15,470          1,014          (16,484)       179,624
  Retained earnings (accumulated
     deficit).....................  (555,187)    34,188         (1,005)         (20,935)      (542,939)
  Other...........................        --         --           (320)              --           (320)
                                    --------    -------        -------         --------       --------
     Total shareholders' equity
       (deficit)..................  (374,039)    50,668           (297)         (38,443)      (362,111)
                                    --------    -------        -------         --------       --------
     Total liabilities and
       shareholders' equity
       (deficit)..................  $144,815    $62,685        $   339         $(42,441)      $165,398
                                    ========    =======        =======         ========       ========

                           CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2001


                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents.......  $ 38,130    $  (108)        $  349         $     --       $ 38,371
  Accounts receivable, net........    11,942        389            867               --         13,198
  Inventories.....................    24,870      5,523          1,449           (2,289)        29,553
  Other current assets............     5,324      1,345            117               --          6,786
  Intercompany....................   (26,056)    32,950         (2,325)          (4,569)            --
                                    --------    -------        -------         --------       --------
     Total current assets.........    54,210     40,099            457           (6,858)        87,908
Property, plant and equipment,
  net.............................    44,053     16,777            355               --         61,185
Investment in subsidiaries........    31,993      3,714             --          (35,707)            --
Debt issuance costs and other
  assets..........................    16,138      5,825             --               --         21,963
                                    --------    -------        -------         --------       --------
     Total assets.................  $146,394    $66,415        $   812         $(42,565)      $171,056
                                    ========    =======        =======         ========       ========


                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Book overdrafts payable.........  $     --    $   350        $    --         $     --       $    350
  Accounts payable................    18,964      3,728            331           (3,936)        19,087
  Current maturities of long-term
     debt.........................    59,774         --             --               --         59,774
  Other current liabilities.......    43,438      5,744            653               --         49,835
                                    --------    -------        -------         --------       --------
     Total current liabilities....   122,176      9,822            984           (3,936)       129,046
Long-term debt, net of current
  maturities......................   397,708         --             --               --        397,708
Deferred income taxes.............     7,068      1,597             --               --          8,665
                                    --------    -------        -------         --------       --------
     Total liabilities............   526,952     11,419            984           (3,936)       535,419
                                    --------    -------        -------         --------       --------
Commitments and contingencies
Shareholders' equity (deficit):
  Common stock....................     1,524      1,010             14           (1,024)         1,524
  Additional paid-in capital......   179,673     15,469          1,015          (16,484)       179,673
  Retained earnings (accumulated
     deficit).....................  (562,097)    38,517           (852)         (21,121)      (545,553)
  Other...........................       342         --           (349)              --             (7)
                                    --------    -------        -------         --------       --------
     Total shareholders' equity
       (deficit)..................  (380,558)    54,996           (172)         (38,629)      (364,363)
                                    --------    -------        -------         --------       --------
     Total liabilities and
       shareholders' equity
       (deficit)..................  $146,394    $66,415        $   812         $(42,565)      $171,056
                                    ========    =======        =======         ========       ========



                       CONSOLIDATING CASH FLOW INFORMATION

                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                          -------------------------------------------------------------------
                                            HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          -------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities............................  $15,859    $(12,487)        $ 272           $(418)        $  3,226
Net cash used in investing activities...  (12,988)     10,753            (2)             --           (2,237)
Net cash used in financing activities...  (4,776)      (1,287)           --              --           (6,063)


                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                          -------------------------------------------------------------------
                                            HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          -------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities............................  $ 8,164    $ (1,097)        $(99)           $  --        $  6,968
Net cash used in investing activities...   (2,200)       (472)         (10)              --          (2,682)
Net cash used in financing activities...   (7,956)        350           --               --          (7,606)

12. QUARTERLY RESULTS REVISED FOR SAB 101

         As a result of adopting Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), effective January 1, 2000, revenue from product sales is recognized upon receipt of the shipment by the Displayers. Prior to the adoption of SAB 101, revenue was recognized when products were shipped. Provisions for discounts, returns, and other adjustments are provided for in the same period the related sales are recorded.

         The adoption of SAB 101 had no impact on the Company's operating results for the year ended December 31, 2000 as the Company has historically ceased shipping product to Displayers during the latter part of December. However, the adoption of SAB 101 did impact the Company's operating results for each of the quarters in the year ended December 31, 2000. For comparability purposes, the operating results for the quarter ended March 31, 2000 have been restated herein for the impact of this pronouncement.

         The following table summarizes (in thousands) the effect of SAB 101 on the Previously reported operating results for the quarter ended March 31,2000:


                                        REVISED
                           PREVIOUSLY   FOR SAB
                            REPORTED      101
                           ----------   -------
Net sales................ $ 121,121   $ 112,090
Gross profit.............    60,477      55,957
Operating income.........    15,950      12,577
Net income...............     3,005         897

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes as of and for the year ended December 31, 2000, included in its Form 10-K. Unless otherwise mentioned, all references to the number of Displayers, number of orders shipped, and average order size, relate to domestic sales activity only.

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

COMPANY BACKGROUND

         The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of March 31, 2001, the Company sold its Products to approximately 57,300 active Displayers located in the United States; the Company is also represented in Mexico and Puerto Rico. The Company's sales are dependent upon the number of Displayers selling the Company's Products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales.

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

         The Company believes that the increase in Displayer turnover during the year ended December 31, 2000 is due to the adoption of revised recruiting and training criteria in early 1999 and, to a lesser extent, a policy change in 2000 that requires a Displayer to place an order at least once in each quarter to be considered "active." Among other things, the Company increased opportunities for new Displayers by reducing initial purchase requirements and time commitments and by lowering certain other barriers to entry. These changes resulted in a significant increase in the number of newer, less experienced, and therefore, less productive sales representation. The number of active Displayers dropped from 65,300 as of March 31, 2000 to 59,300 as of December 31, 2000. As of March 31, 2001, the number of active Displayers was 57,300.

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

REORGANIZATION ACTIVITIES

Redundant Warehouse and Distribution Cost

         In 2000, the Company moved into a new warehouse and distribution facility which allowed the Company to consolidate its previous warehouse and distribution operations from several smaller facilities into a single larger facility, with the exception of one facility in Coppell, Texas, which the Company plans to close by December 31, 2001. In May 2000, the Company implemented an automated order fulfillment system, which includes a new conveyor system, special racks and storage bins and a warehouse management software system. The Company encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. The Company has identified and is correcting the identified system design problems and improving the overall productivity of the consolidated distribution facility. The Company anticipates that it will incur additional capital expenditures to improve the operational effectiveness of the automated order fulfillment system.

         Redundant warehouse and distribution costs resulting from the issues discussed above were approximately $308,000 through the quarter ended March 31, 2001. These costs consist primarily of costs associated with operating certain manual distribution centers longer than anticipated. There were no costs associated with redundant warehouse and distribution through the three months ended March 31, 2000.

Reorganization Cost

         During 2000, the Company implemented a corporate reorganization plan that included among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to the new warehouse and distribution facility. As a result of the move, the Company was able to sublet 40,000 square feet of the Company's former leased headquarters to a subtenant and has hired consultants to assist in subleasing the remaining unused space to its current subtenant or to another subtenant or to complete a buyout of the remaining lease obligation by December 31, 2001.

         Included in general and administrative expenses in the three months ended March 31, 2001 Consolidated Statements of Operations and Comprehensive Income is approximately $230,000 of redundant headquarter facility costs associated with the Company's reorganization plan. There were no costs associated with reorganization in the three months ended March 31, 2000.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

         Net sales decreased $17.7 million, or 15.7%, to $94.4 million in the three months ended March 31, 2001 from $112.1 million in the comparable period of 2000. The decline was due to a decrease in the average number of active Displayers, the number of orders shipped and the average order size. The average number of active Displayers decreased 10.7% to approximately 59,400 in the three months ended March 31, 2001 from 66,500 in the comparable period of 2000. The number of orders shipped decreased 14.5% to 169,526 orders in the first quarter of 2001 from 198,333 orders in the first quarter of 2000, and the average order size decreased 3.6% to $531 in the three months ended March 31, 2001 as compared to $551 in the comparable period in 2000. In addition to the decrease in Displayer productivity, Hostess sales fell by $15.4 million or 60.7% to $10.0 million in the three months ended March 31, 2001 as compared to $25.4 million in the comparable period of 2000 due to the discontinuation of the Hostess merit program in March of 2000.

         Gross profit decreased $3.3 million, or 5.8%, to $52.7 million in the three months ended March 31, 2001 from $56.0 million in the comparable period of 2000. As a percentage of net sales, gross profit increased to 55.8% in the first quarter of 2001 from 49.9% in the first quarter of 2000. The increase in the gross profit percentage was due to manufacturing inefficiencies experienced in the three months ended March 31, 2000 as well as the high sales volume of low-margin Hostess items related to the change in the Hostess plan in March 2000. Most of the inefficiencies experienced in the first quarter of 2000 were related to ineffective product mix and low production volumes. The gross profit percentage in the three months ended March 31, 2001 showed improvements as a result of the introduction of products with higher gross margins and a larger focus on emphasizing the products of our manufacturing subsidiaries.

         Selling expense increased slightly to $20.2 million in the three months ended March 31, 2001 from $20.1 million in the comparable period of 2000. As a percentage of net sales, selling expense increased to 21.4% in the first quarter of 2001 as compared to 17.9% in the first quarter of 2000. Selling expense increased as a percentage of sales primarily due to the $15.4 million reduction in Hostess sales from the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 in relation to the discontinuation of the Hostess merit program in March 2000. Hostess merit sales are non-cash transactions that incur no incremental selling expense.

         Freight, warehouse and distribution expense decreased $1.5 million, or 11.5%, to $10.7 million in the three months ended March 31, 2001 from $12.2 million in the three months ended March 31, 2000. These costs were 11.4% of net sales in the 2001 period compared to 10.8% in the related 2000 period. This increase in percentage was primarily due to an increase in the percentage of heavier products shipped in the 2001 period. Redundant warehouse and distribution costs of $308,000, primarily relating to duplicate facility costs, have been reclassified to a separate operating expense line item in the accompanying Consolidated Statements of Operations and Comprehensive Income.

         General and administrative expense increased $4.7 million, or 46.6%, to $14.7 million in the three months ended March 31, 2001, from $10.0 million in the three months ended March 31, 2000. This increase was primarily due to an increase in credit card fees of $0.4 million in connection with Home Online, the Company's internet order entry system, and an increase in depreciation expense of $1.3 million in connection with a higher level of capital expenditures and capital leases. Certain additional non-recurring costs of approximately $1.7 million associated with obtaining the waiver and excess facilities are also included in general and administrative expense for the quarter ended March 31, 2001. There were no non-recurring costs of this nature included in general and administrative for the quarter ended March 31, 2000.

         Stock option expense of approximately $48,000 was recorded in the three months ended March 31, 2001 as compared to approximately $128,000 in the comparable 2000 period, as a result of a decrease in the weighted average fair value of options outstanding as of March 31, 2001 as compared to March 31, 2000.

         Redundant warehouse and distribution expenses of approximately $308,000 were recorded in the three months ended March 31, 2001 and consist primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility. There were no redundant warehouse and distribution related expenses in the three months ended March 31, 2000.

         Homco restructuring expense of approximately $1.0 million was recorded in the first quarter of 2000 as a result of non-recurring costs related to the consolidation of Homco's operations into GIA. There were no Homco restructuring related expenses in the three months ended March 31, 2001.

         Interest expense increased $0.6 million, or 4.8%, to $11.7 million in the three months ended March 31, 2001 up from $11.1 million in the three months ended March 31, 2000. This increase was the result of interest due on the Notes and the Senior Credit Facility which increased as a result of the increase in the LIBOR rate during the three months ended March 31, 2001. The increase was also a result of interest on the $30 million of outstanding revolver balance as of March 31, 2001. There were no draws on the revolver in the comparable period of 2000.

         Other income (expense) in the three months ended March 31, 2000 includes an adjustment to expense of approximately $406,000 to adjust to fair market value the knockout and option provisions of the Company's interest rate swap agreements. Three interest rate swap agreements were terminated in the second quarter of 2000.

         Income taxes decreased $2.1 million to a credit of $1.5 million in the three months ended March 31, 2001 from $0.6 million of expense in the comparable period of 2000. Income taxes, as a percentage of income before income taxes, was 36.1% in the three months ended March 31, 2001 compared to 39.1% in the three months ended March 31, 2000. The Company believes that the effective income tax rate in the 2001 period will be consistent with its effective income tax rate for the year ended December 31, 2001.

SEGMENT PROFITABILITY

         The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico and Puerto Rico. International sales are directly attributable to the number of international Displayers the Company has selling its Products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 9 to Consolidated Financial Statements.

The Three Months Ended March 31, 2001 compared to the Three Months Ended March 31, 2000

         Consolidated net sales decreased $17.7 million, or 15.7%, to $94.4 million in the three months ended March 31, 2001 from $112.1 million in comparable 2000 period primarily due to the $18.9 million decrease in the Company's domestic direct sales. International sales increased $1.7 million, or 58.0%, to $4.5 million in the three months ended March 31, 2001 from $2.8 million in the three months ended March 31, 2000 due to expansion of the international Displayer network. Manufacturing related sales increased $4.9 million, or 24.0%, to $25.4 million in the first quarter of

2001 from $20.5 million in the first quarter of 2000 primarily due to increased sales of Laredo Candle.

         Consolidated EBITDA decreased $4.0 million, or 21.8%, to $14.1 million in the three months ended March 31, 2001 from $18.1 million in the comparable period of 2000 primarily due to decreased sales volume resulting from a less productive Displayer base, increase in sales in the first quarter of 2000 related to the discontinuance of the Hostess merit program, and to higher selling, general and administrative costs in the Company's domestic direct sales business relative to sales. Manufacturing related EBITDA increased $3.6 million, or 95.7% to $7.4 million in the three months ended March 31, 2001 from $3.8 million in the comparable period of 2000. This increase is primarily due to the increased sales of Laredo Candle.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased $3.7 million during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was attributable to an increase in other accrued liabilities of $7.7 million primarily resulting from an accrual for abandoned lease commitments associated with the relocation of the Company's corporate headquarters in December 2000. This increase in other accrued liabilities was offset by a $3.5 million increase in accounts receivable.

         Net cash used in investing activities increased to $2.7 million from $2.2 million in the three months ended March 31, 2001 and 2000, respectively. Capital expenditures in the three months ended March 31, 2001 totaled $2.7 million compared to $17.0 million in the three months ended March 31, 2000. The capital expenditures in 2000 primarily related to the purchase and construction of the consolidated warehouse and distribution facility.

         The Company has contracted with an e-commerce consulting firm to assist the Company in enhancing its internet capabilities, including improvements to the Home Online order entry system for Displayers. The initial phase of the e-commerce strategy was completed in February 2001 with the relaunch of the Company's website and the addition of Displayer webpages. The Company spent approximately $537,000 for the three months ended March 31, 2001 on e-commerce related improvements. The second phase of the e-commerce strategy consists of providing the Displayer's customers the ability to order from the Displayer over the internet and is expected to be completed in June 2001. The Company expects to spend approximately $1.2 million for the year ended December 31, 2001 on e-commerce related improvements.

         Net cash used in financing activities was $7.6 million in the three months ended March 31, 2001 as compared to $6.1 million in the three months ended March 31, 2000. This change was primarily as a result of increased principle payments under the Senior Credit Facility.

         Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require monthly interest payments and quarterly principal payments. In addition, the Senior Credit Facility includes $30.0 million of Revolving Loans, which mature on June 30, 2004.

         As a result of the timing and the magnitude of working capital requirements and capital expenditures, the Company utilized the Revolving Loans during the three months period ended march 31, 2001. As of March 31, 2001, $30.0 million was outstanding on the Revolving Loans.

         The Company paid a total of $13.5 million in debt service for the three months ended March 31, 2001, consisting of principal payments under the Senior Credit Facility of $7.4 million, interest under the Senior Credit Facility of approximately $5.4 million and interest of $0.7 million on the Revolving Loans.

         The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum interest coverage and maximum leverage ratios, capital expenditure measurements, liquidity measurements, and EBITDA measurements. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. No prepayments were made in the three months ended March 31, 2001 or the comparable period in 2000.

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

         Included in the Consolidated Balance Sheet, as of March 31, 2001, is $3.0 million in debt issuance fees of which payment to the lender is deferred. Included in general and administrative expenses in the quarter ended March 31, 2001 Consolidated Statements of Operations and Comprehensive Income is approximately $1.5 million in costs associated with the fifth amendment to the Senior Credit Facility dated March 30, 2001.

         The Company's near and long-term operating strategies focus on strengthening the Displayer base and addressing operational inefficiencies. The Company has retained financial advisors who are reviewing the financial alternatives available to the Company, including without limitation a possible debt restructuring. The Company believes that cash on hand, net cash flow from operations and borrowings under the Revolving Loans will be sufficient to fund its cash requirements through the year ended December 31, 2001, which will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

         Related Party Debt Purchases. The Company has been notified that, in January 2001, a limited partnership that includes Hicks Muse, certain members of the Carter family, and their respective affiliates purchased $50.9 million aggregate principal amount of Notes in the open market for approximately $22.1 million. As a result of these purchases of Notes, the Company anticipates that it will recognize cancellation of indebtedness income during 2001 which could, absent any offsetting deductions or credits that may be available to it, generate an additional income tax liability to the Company for 2001. In addition to the foregoing purchases there can be no assurance that Hicks Muse, any members of the Carter family, or any other affiliate of the Company will not purchase additional Notes or other indebtedness of the Company at a discount in the future, which purchases could also result in additional cancellation of indebtedness income and income tax liabilities to the Company during 2001. The Company is in the process of reviewing the tax implications of these transactions, both for 2001 and future periods, but in any event believes that any cancellation of indebtedness income incurred by the Company could potentially be offset (in whole or in part) by deductions that become available to the Company in the event the Company engages in a restructuring of its existing indebtedness and/or raises additional debt or equity capital during 2001. The availability of any such deductions would depend, among other things, on the manner in which any such restructuring occurs and whether the Hicks Muse affiliates continue to hold the Notes after giving effect to the restructuring.

         Corporate Headquarters Facility. In February 2001, the Company and a subtenant signed an agreement to sublease approximately 55% of the corporate headquarters leased space commencing on February 2001 through January 2, 2010. The rental rate begins at $67,000 per month and increases over the life of the lease to $80,000 per month. The Company has also agreed to provide the subtenant with an allowance for tenant improvements of $150,000. Included in December 31, 2000 general and administrative expenses in the consolidated statements of operations and comprehensive income is $6.4 million primarily related to an accrual for the net present value of estimated future abandoned lease commitments, as adjusted for future sublease rental income, and deferred lease incentives, of $3.8 million, and accelerated amortization on related leasehold improvements of $2.6 million. The Company has hired consultants to assist in subleasing the remaining unused space to its current subtenant or to another subtenant or to complete a buyout of the remaining lease obligation by December 31, 2001.

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

         During 2000, the Company terminated the swap portion of the $75.0 million interest rate swap and received approximately $1.0 million, which resulted in a deferred gain of approximately $722,000 on the transaction. The gain has been recorded as a component of other comprehensive income and is being amortized over the life of the swap as an adjustment to interest expense. The option portion of this instrument is still outstanding and had a fair market value of $414 at March 31, 2001, has an expiration date of December 2001 and is included in current liabilities on the Company's Consolidated Balance Sheet.

ADOPTION OF ACCOUNTING STANDARDS

         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as of January 1, 2001. Upon adoption of SFAS No. 133, the Company transferred a January 1, 2001 liability balance of approximately $456,000 related to the deferred gain on the terminated swap portion of an interest rate swap to Accumulated Other Comprehensive Income. This balance is continuing to be amortized into earnings as an adjustment to interest expense through December 2001.

         As a result of adopting Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), effective January 1, 2000, revenue from product sales is recognized upon receipt of the shipment by the Displayers. Prior to the adoption of SAB 101, revenue was recognized when products were shipped. Provisions for discounts, returns, and other adjustments are provided for in the same period the related sales are recorded.

         The adoption of SAB 101 had no impact on the Company's operating results for the year ended December 31, 2000 as the Company has historically ceased shipping product to Displayers during the latter part of December. However, the adoption of SAB 101 did impact the Company's operating results for each of the quarters in the year ended December 31, 2000. For comparability purposes, the operating results for the quarter ended March 31, 2000 have been restated herein for the impact of this pronouncement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Refer to the information appearing under the subheading "Market-Sensitive Instruments and Risk Management" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation," which information is hereby incorporated by reference into this Item 3. All statements other than historical information incorporated into this Item 3 are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, the factors discussed in this report.

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

Date: May 9, 2001