Form 10-Q
period 2001-06-30
HOME INTERIORS & GIFTS INC
filed 2001-08-13
CIK 1067541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                   ----------

                        COMMISSION FILE NUMBER 333-62021

                          HOME INTERIORS & GIFTS, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                               75-0981828
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

       1649 FRANKFORD ROAD, W
         CARROLLTON, TEXAS                                       75007-4605
(Address of principal executive offices)                         (Zip Code)

       Registrant's Telephone Number, Including Area Code: (972) 386-1000

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 09, 2001, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.

================================================================================

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE NO.
                                                                           --------

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Interim Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and
  June 30, 2001......................................................          3

Consolidated Statements of Operations and Comprehensive
  Income for the three months and six months ended June 30, 2000 and
  2001...............................................................          4

Consolidated Statements of Cash Flows for the six months
  Ended June 30, 2000 and 2001.......................................          5

Notes to Unaudited Interim Consolidated Financial
  Statements.........................................................          6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations................................         15

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk........................................................         23

PART II - OTHER INFORMATION

Item 1.  Legal proceedings...........................................         24
Item 6.  Exhibits and Reports on Form 8-K............................         24

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2001
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                         DECEMBER 31,      JUNE 30,
                                                                            2000             2001
                                                                         ------------      ---------
                                                                                          (unaudited)

                                      ASSETS

Current assets:
  Cash and cash equivalents .......................................       $  41,720        $   5,325
  Accounts receivable, net ........................................           9,608           11,045
  Inventories, net ................................................          27,493           35,067
  Deferred income tax benefit .....................................           4,353            4,315
  Other current assets ............................................           2,262            2,285
                                                                          ---------        ---------
          Total current assets ....................................          85,436           58,037
                                                                          ---------        ---------
Restricted cash ...................................................             900              900
Property, plant and equipment, net ................................          60,600           62,144
Investments .......................................................              48               48
Debt issuance costs, net ..........................................          13,385           15,349
Other assets ......................................................           5,029            5,263
                                                                          ---------        ---------
          Total assets ............................................       $ 165,398        $ 141,741
                                                                          =========        =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Book overdrafts payable .........................................       $      --        $     133
  Accounts payable ................................................          17,693           16,885
  Accrued seminars and incentive awards ...........................          15,108           14,978
  Royalties payable ...............................................           4,527            4,230
  Hostess prepayments .............................................             790              628
  Income taxes payable ............................................           1,260               --
  Current maturities of long-term debt and capital
       lease obligations ..........................................          58,503           46,053
  Other current liabilities .......................................          14,162           25,593
                                                                          ---------        ---------
          Total current liabilities ...............................         112,043          108,500
Long-term debt and capital lease obligations, net of current
  maturities ......................................................         406,830          384,679
Other liabilities .................................................           8,636            9,187
                                                                          ---------        ---------
          Total liabilities .......................................         527,509          502,366
                                                                          ---------        ---------

Commitments and contingencies
Shareholders' deficit:
  Preferred stock, 10,000,000 shares authorized ...................              --               --
  Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and
     outstanding ..................................................           1,524            1,524
  Additional paid-in capital ......................................         179,624          179,658
  Accumulated deficit .............................................        (542,939)        (541,666)
  Other ...........................................................            (320)            (141)
                                                                          ---------        ---------
          Total shareholders' deficit .............................        (362,111)        (360,625)
                                                                          ---------        ---------
          Total liabilities and shareholders' deficit .............       $ 165,398        $ 141,741
                                                                          =========        =========

The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                                --------------------------        --------------------------
                                                                  2000             2001             2000             2001
                                                                ---------        ---------        ---------        ---------

Net sales ...............................................       $ 107,008        $ 106,088        $ 219,098        $ 200,532
Cost of goods sold ......................................          49,777           45,987          105,910           87,708
                                                                ---------        ---------        ---------        ---------
Gross profit ............................................          57,231           60,101          113,188          112,824
Selling, general and administrative:
  Selling ...............................................          18,689           18,547           38,745           38,762
  Freight, warehouse and distribution ...................          11,782           10,528           23,932           21,274
  General and administrative ............................           8,315           12,625           18,336           27,319
  Loss (gain) on the disposition of assets ..............          (2,711)             367           (2,713)             364
  Stock option expense (credit) .........................             196              (14)             324               34
  Redundant warehouse and distribution ..................             570              839              570            1,147
  Homco restructuring ...................................              --               --            1,027               --
                                                                ---------        ---------        ---------        ---------
          Total selling, general and administrative .....          36,841           42,892           80,221           88,900
                                                                ---------        ---------        ---------        ---------
Operating income ........................................          20,390           17,209           32,967           23,924
Other income (expense):
  Interest income .......................................             494              270            1,115              911
  Interest expense ......................................         (11,268)         (11,426)         (22,399)         (23,088)
  Other income (expense) ................................           1,074               53              480              266
                                                                ---------        ---------        ---------        ---------
          Other income (expense), net ...................          (9,700)         (11,103)         (20,804)         (21,911)
                                                                ---------        ---------        ---------        ---------
Income before income taxes ..............................          10,690            6,106           12,163            2,013
Income taxes ............................................           3,719            2,219            4,296              739
                                                                ---------        ---------        ---------        ---------
Net income ..............................................           6,971            3,887            7,867            1,274

Other comprehensive income:
   Cumulative translation adjustment and other ..........            (165)             (19)            (133)             (48)
   Unrealized gains on derivative swaps at adoption of
      SFAS No. 133 ......................................              --               --               --              456
   Amortization to earnings of unrealized gain on
      derivative swap ...................................              --             (114)              --             (229)
                                                                ---------        ---------        ---------        ---------
Comprehensive income ....................................       $   6,806        $   3,754        $   7,734        $   1,453
                                                                =========        =========        =========        =========

The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                           ------------------------
                                                                                             2000            2001
                                                                                           --------        --------

Cash flows from operating activities:
Net income .........................................................................       $  7,867        $  1,274
                                                                                           --------        --------
Adjustments  to  reconcile  net income to net cash (used in) provided by operating activities:
  Depreciation and amortization ....................................................          2,285           4,405
  Amortization of debt issuance costs ..............................................          1,553           1,354
  Provision for doubtful accounts ..................................................            894             418
  Provision for losses on inventories ..............................................          1,268           1,413
  Realized gains on derivative swap ................................................            (38)           (228)
  Loss (gain) on the disposition of assets .........................................         (2,713)            364
  Stock option expense .............................................................            324              34
  Equity in earnings of an affiliate ...............................................            (22)             --
  Deferred tax expense (benefit) ...................................................           (280)          1,208
  Minority interest ................................................................             92              --
  Changes in assets and liabilities:
    Accounts receivable ............................................................         (1,508)         (1,855)
    Inventories ....................................................................           (529)         (8,987)
    Other current assets ...........................................................            900             (23)
    Other assets ...................................................................             --            (397)
    Accounts payable ...............................................................           (333)           (809)
    Income taxes payable ...........................................................         (3,737)         (1,260)
    Other accrued liabilities ......................................................         (5,561)          8,028
                                                                                           --------        --------
        Total adjustments ..........................................................         (7,405)          3,665
                                                                                           --------        --------
        Net cash provided by operating activities ..................................            462           4,939
                                                                                           --------        --------

Cash flows from investing activities:
  Purchases of property, plant, and equipment ......................................        (26,638)         (6,736)
  Payments received on notes receivable ............................................            189              --
  Proceeds from the sale of property, plant, and equipment .........................          5,407             236
  Decrease in restricted cash ......................................................         14,590              --
                                                                                           --------        --------
        Net cash used in investing activities ......................................         (6,452)         (6,500)
                                                                                           --------        --------

Cash flows from financing activities:
  Change in book overdrafts payable ................................................             --             133
  Capital contribution from the minority owner of  Laredo Candle ...................            642              --
  Payments under capital lease obligations .........................................             --            (762)
  Payments under the Senior Credit Facility ........................................        (12,625)        (14,839)
  Proceeds from borrowings under the revolving loan ................................             --          10,000
  Payments under the revolving loan ................................................             --         (29,000)
  Debt issuance costs ..............................................................             --            (318)
                                                                                           --------        --------
          Net cash used in financing activities ....................................        (11,983)        (34,786)
                                                                                           --------        --------

Effect of cumulative translation adjustment ........................................           (133)            (48)
                                                                                           --------        --------
Net decrease in cash and cash equivalents ..........................................        (18,106)        (36,395)
Cash and cash equivalents at beginning of year .....................................         32,406          41,720
                                                                                           --------        --------
Cash and cash equivalents at end of period .........................................       $ 14,300        $  5,325
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

     The Company has been located in Dallas, Texas since its inception in 1957. Approximately 46% of the dollar volume of products purchased by the Company in the first six months of 2001 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The Company expanded its operations internationally in 1995.

     The following is a brief description of the Company's operating subsidiaries, each of which is wholly owned:

     - Dallas Woodcraft Company, LP (formally Dallas Woodcraft, Inc.) ("DWC") manufactures framed artwork and mirrors using custom-designed equipment.

     - GIA, Inc. ("GIA") manufactures various types of molded plastic products using custom-designed equipment. In April, 2000, the Company consolidated its Homco operations into its GIA facilities in Grand Island, Nebraska and sold the Homco facility in McKinney, Texas.

     - Homco, Inc. ("Homco") prior to April 2000, also manufactured molded plastic products similar to GIA.

     - Laredo Candle Company, L.P. ("Laredo Candle") manufactures candles using custom-designed equipment. Laredo Candle, a Texas limited partnership, was formed after the Company purchased the remaining 40% ownership interest in Laredo Candle Company L.L.P. in July, 2000.

     -    Spring Valley Scents, Inc. ("SVS") is the general partner of Laredo
          Candle.

     - Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to the international Displayers.

2. SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday and each quarter consists of thirteen weeks. The last days of the quarters ended June 30, 2000 and 2001 in the accompanying unaudited consolidated financial information were July 1, 2000 and June 30, 2001, respectively.

     The consolidated financial information as of June 30, 2001 and for the three months and six months ended June 30, 2000 and 2001 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 2001, its operating results and comprehensive income for the three months and six months ended June 30, 2000 and 2001, and its cash flows for the six months ended June 30, 2000 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORIES

     Inventories, net consisted of the following as of December 31, 2000 and June 30, 2001 (in thousands):

                                     DECEMBER 31,     JUNE 30,
                                         2000           2001
                                     ------------     --------

Raw materials ....................     $  5,697       $  5,278
Work in process ..................        1,563          2,293
Finished goods ...................       25,089         30,341
                                       --------       --------
                                         32,349         37,912

Allowance for raw materials ......       (2,002)        (1,065)
Allowance for finished goods .....       (2,854)        (1,780)
                                       --------       --------
                                       $ 27,493       $ 35,067
                                       ========       ========

4. OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following as of December 31, 2000 and June 30, 2001 (in thousands):

                                           DECEMBER 31,    JUNE 30,
                                              2000          2001
                                           ------------    --------

Interest payable .....................       $ 2,300       $ 2,267
Accrued compensation .................         2,726         4,231
Employee benefit plan contributions ..         1,030         1,749
Sales taxes payable ..................         2,354         2,296
Other taxes payable ..................         1,427         1,349
Reserve for debt restructuring fees ..            --         3,000
Deferred revenue .....................            --         6,678
Other current liabilities ............         4,325         4,023
                                             -------       -------
                                             $14,162       $25,593
                                             =======       =======

5. OTHER LIABILITIES

    Other long-term liabilities consisted of the following as of December 31, 2000 and June 30, 2001 (in thousands):

                                         DECEMBER 31,   JUNE 30,
                                            2000         2001
                                         ------------   --------

Deferred income tax liability ......       $1,854       $3,025
Abandoned lease commitments, net ...        4,434        3,788
Other long-term liabilities ........        2,348        2,374
                                           ------       ------
                                           $8,636       $9,187
                                           ======       ======

6. RESTRUCTURING, REDUNDANCY AND REORGANIZATION

Redundant Warehouse and Distribution Cost

     Redundant warehouse and distribution costs for the three months and six months ended June 30, 2001 were approximately $839,000 and $1.1 million, respectively. These costs consist primarily of costs of operating certain manual distribution centers longer than anticipated. Redundant warehouse and distribution costs for the three and six months ended June 30, 2000 were approximately $570,000.

Reorganization Cost

     During 2000, the Company implemented a corporate reorganization plan that included, among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to a new warehouse and distribution facility. As a result of the move, the Company was able to sublet 40,000 square feet to a subtenant and has accelerated amortization of the related leasehold improvements. During the second quarter of 2001, the Company was able to sublet an additional 2,600 square feet to the same subtenant.

     Included in general and administrative expenses in the three months ended June 30, 2001 and June 30, 2000 Consolidated Statements of Operations and Comprehensive Income is approximately $1.1 million and $574,000, respectively, of redundant headquarters facility costs and consulting costs associated with the Company's reorganization plan. These costs totaled $1.2 million and $574,000 for the six months ended June 30, 2001 and 2000, respectively. Selling expense also includes redundant costs of approximately $130,000 in the three and six months ended June 30, 2001. There were no related redundant selling costs in the three or six months ended June 30, 2000.

7. ADOPTION OF NEW ACCOUNTING STANDARD

     The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as of January 1, 2001. Upon adoption of SFAS No. 133, the Company transferred a January 1, 2001 liability balance of approximately $456,000 related to the deferred gain on the terminated swap portion of an interest rate swap to Accumulated Other Comprehensive Income. This balance continues to be amortized into earnings as an adjustment to interest expense through December 2001.

     The Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as of January 1, 2000. See Footnote 10 to the Consolidated Financial Statements.

     SFAS No. 141, "Business Combinations" ("SFAS No. 141") was issued on July 20, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

     SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually and in certain circumstances. We are currently reviewing SFAS No. 142 to assess its impact on the financial statements and will adopt the provisions of this statement on January 1, 2002.

8. SEGMENT REPORTING

     The Company's reportable segments are based upon functional lines of business as follows:

     - Home Interiors ("HI") -- direct seller of home decorative accessories in the United States;

     - Manufacturing -- manufactures framed artwork and mirrors, as well as various types of molded plastic products and candles for HI; and

     - International -- direct seller of home decorative accessories in Mexico and Puerto Rico.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, redundant warehouse and distribution expenses, Homco restructuring, non-cash (expenses) credit for stock options and gains on sale of assets, Senior Credit Facility amendment fee and other income (expense) ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the chief operation decision-maker of the Company as of and for the three months and six months ended June 30, 2000 and 2001 (in thousands):

THREE MONTHS ENDED
    JUNE 30:                   HI                MANUFACTURING          INTERNATIONAL           ELIMINATIONS         CONSOLIDATED
------------------          --------             -------------          -------------           ------------         ------------

2000
Net sales                   $105,317               $ 18,997                $  3,385               $ (20,691)             $107,008
EBITDA                        14,609                  4,464                     235                     (11)               19,297

2001
Net sales                   $103,192               $ 28,203                $  5,215               $ (30,522)             $106,088
EBITDA                        12,445                  9,078                     454                    (665)               21,312

SIX MONTHS ENDED
    JUNE 30:                   HI                MANUFACTURING          INTERNATIONAL           ELIMINATIONS         CONSOLIDATED
----------------            --------             -------------          -------------           ------------         ------------

2000
Net sales                   $216,380                $ 39,474               $  6,223               $(42,979)            $219,098
EBITDA                        28,555                   8,219                    301                    301               37,376
Total assets                 147,005                  65,819                    206                (47,632)             165,398
Capital expenditures          22,263                   4,362                     13                     --               26,638

2001
Net sales                   $195,351                $ 53,592               $  9,698               $(58,109)            $200,532
EBITDA                        19,204                  16,429                    666                   (852)              35,447
Total assets                 118,963                  57,500                  1,369                (36,091)             141,741
Capital expenditures           5,479                   1,232                     25                     --                6,736

     The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the three months and six months ended June 30, 2000 and 2001 (in thousands):

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                  ------------------------        ------------------------
                                                    2000            2001            2000            2001
                                                  --------        --------        --------        --------

EBITDA ....................................       $ 19,297        $ 21,312        $ 37,376        $ 35,447
Effects of SAB 101 ........................          1,031             791          (2,342)         (2,268)
Depreciation and amortization .............         (1,309)         (2,124)         (2,285)         (4,405)
Gain (loss) on the disposition of assets ..          2,711            (367)          2,713            (364)
Stock option (expense) credit .............           (196)             14            (324)            (34)
Homco Restructuring .......................             --              --          (1,027)             --
Reorganization costs ......................           (574)         (1,101)           (574)         (1,331)
Redundant warehouse & distribution ........           (570)           (839)           (570)         (1,147)
Senior credit facility amendment fees .....             --            (477)             --          (1,974)
Interest income ...........................            494             270           1,115             911
Interest expense ..........................        (11,268)        (11,426)        (22,399)        (23,088)
Other income (expense), net ...............          1,074              53             480             266
                                                  --------        --------        --------        --------
Income before income taxes ................       $ 10,690        $  6,106        $ 12,163        $  2,013
                                                  ========        ========        ========        ========

9. GUARANTOR FINANCIAL DATA

     DWC, GIA, Homco, SVS, Laredo Candle and Homco Puerto Rico (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Company's 10-1/8% Senior Subordinated Notes due 2008 in the amount of $200 million (the "Notes"). Laredo Candle became a guarantor in connection with the purchase of the 40% ownership of Laredo Candle Company L.L.P. from the minority owner on July 3, 2000. Prior to the purchase, Laredo Candle was not a guarantor. The Company's other subsidiaries, Home Interiors de Mexico and Home Interiors de Mexico Services (the "Non-Guarantors") have not guaranteed the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

THREE MONTHS ENDED
     JUNE 30:                           HI           GUARANTORS     NON-GUARANTORS    ELIMINATIONS     CONSOLIDATED
------------------                   ---------       ----------     --------------    ------------     ------------

Net sales ....................       $ 105,317        $  16,572        $   5,810        $ (20,691)       $ 107,008
Cost of goods sold ...........          54,553           11,825            4,021          (20,622)          49,777
                                     ---------        ---------        ---------        ---------        ---------
  Gross profit ...............          50,764            4,747            1,789              (69)          57,231
Total selling, general and
  administrative .............          36,960           (1,504)           1,487             (102)          36,841
                                     ---------        ---------        ---------        ---------        ---------
  Operating income ...........          13,804            6,251              302               33           20,390
Other income (expense), net ..         (10,089)             248              (15)             156           (9,700)
                                     ---------        ---------        ---------        ---------        ---------
  Income before income
     Taxes ...................           3,715            6,499              287              189           10,690
Income taxes .................           1,604            2,096               19               --            3,719
                                     ---------        ---------        ---------        ---------        ---------
  Net income .................       $   2,111        $   4,403        $     268        $     189        $   6,971
                                     =========        =========        =========        =========        =========

 SIX MONTHS ENDED
     JUNE 30:                           HI           GUARANTORS     NON-GUARANTORS    ELIMINATIONS     CONSOLIDATED
 ----------------                    ---------       ----------     --------------    ------------     ------------

Net sales ....................       $ 216,380        $  34,767        $  10,930        $ (42,979)       $ 219,098
Cost of goods sold ...........         115,509           25,780            7,563          (42,942)         105,910
                                     ---------        ---------        ---------        ---------        ---------
  Gross profit ...............         100,871            8,987            3,367              (37)         113,188
Total selling, general and
  administrative .............          78,200             (425)           2,867             (421)          80,221
                                     ---------        ---------        ---------        ---------        ---------
  Operating income ...........          22,671            9,412              500              384           32,967
Other income (expense), net ..         (20,963)             426              (22)            (245)         (20,804)
                                     ---------        ---------        ---------        ---------        ---------
  Income before income
     taxes ...................           1,708            9,838              478              139           12,163
Income taxes .................             828            3,422               46               --            4,296
                                     ---------        ---------        ---------        ---------        ---------
  Net income .................       $     880        $   6,416        $     432        $     139        $   7,867
                                     =========        =========        =========        =========        =========

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

THREE MONTHS ENDED
     JUNE 30:                                         HI           GUARANTORS    NON-GUARANTORS     ELIMINATIONS     CONSOLIDATED
------------------                                 ---------       ----------    --------------     ------------     ------------
Net sales ......................................   $ 103,192        $  28,539       $   4,879        $ (30,522)       $ 106,088
Cost of goods sold .............................      54,293           18,780           2,409          (29,495)          45,987
                                                   ---------        ---------       ---------        ---------        ---------
  Gross profit .................................      48,899            9,759           2,470           (1,027)          60,101
Total selling, general and
  administrative ...............................      39,599            1,578           2,078             (363)          42,892
                                                   ---------        ---------       ---------        ---------        ---------
  Operating income .............................       9,300            8,181             392             (664)          17,209
Other income (expense), net ....................     (11,553)             372              78               --          (11,103)
                                                   ---------        ---------       ---------        ---------        ---------
  Income (loss) before income
     taxes .....................................      (2,253)           8,553             470             (664)           6,106
Income taxes ...................................        (753)           3,140            (168)              --            2,219
                                                   ---------        ---------       ---------        ---------        ---------
  Net income (loss) ............................   $  (1,500)       $   5,413       $     638        $    (664)       $   3,887
                                                   =========        =========       =========        =========        =========

 SIX MONTHS ENDED
     JUNE 30:                                         HI           GUARANTORS    NON-GUARANTORS     ELIMINATIONS     CONSOLIDATED
 ----------------                                  ---------       ----------    --------------     ------------     ------------
Net sales ......................................   $ 195,351        $  54,172       $   9,118        $ (58,109)       $ 200,532
Cost of goods sold .............................     103,545           36,228           4,512          (56,577)          87,708
                                                   ---------        ---------       ---------        ---------        ---------
  Gross profit .................................      91,806           17,944           4,606           (1,532)         112,824
Total selling, general and
  administrative ...............................      82,613            2,931           4,037             (681)          88,900
                                                   ---------        ---------       ---------        ---------        ---------
  Operating income .............................       9,193           15,013             569             (851)          23,924
Other income (expense), net ....................     (22,759)             794              54               --          (21,911)
                                                   ---------        ---------       ---------        ---------        ---------
  Income (loss) before income
     taxes .....................................     (13,566)          15,807             623             (851)           2,013
Income taxes ...................................      (5,157)           6,064            (168)              --              739
                                                   ---------        ---------       ---------        ---------        ---------
  Net income (loss) ............................   $  (8,409)       $   9,743       $     791        $    (851)       $   1,274
                                                   =========        =========       =========        =========        =========

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                                      HI           GUARANTORS     NON-GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                                   ---------       ----------     --------------   ------------      ------------
                        ASSETS

Current assets:
  Cash and cash equivalents ....................   $  40,823        $     432       $     465        $      --        $  41,720
  Accounts receivable, net .....................       9,008              227             373               --            9,608
  Inventories ..................................      22,587            5,903           1,106           (2,103)          27,493
  Other current assets .........................       5,194            1,265             156               --            6,615
  Intercompany .................................     (21,648)          28,403          (2,124)          (4,631)              --
                                                   ---------        ---------       ---------        ---------        ---------
     Total current assets ......................      55,964           36,230             (24)          (6,734)          85,436
Property, plant and equipment, net .............      43,393           16,844             363               --           60,600
Investment in subsidiaries .....................      31,993            3,714              --          (35,707)              --
Debt issuance costs and other assets ...........      13,465            5,897              --               --           19,362
                                                   ---------        ---------       ---------        ---------        ---------
     Total assets ..............................   $ 144,815        $  62,685       $     339        $ (42,441)       $ 165,398
                                                   =========        =========       =========        =========        =========

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .............................   $  19,937        $   1,669       $      85        $  (3,998)       $  17,693
  Current maturities of long-term debt .........      58,503               --              --               --           58,503
  Other current liabilities ....................      25,946            9,350             551               --           35,847
                                                   ---------        ---------       ---------        ---------        ---------
     Total current liabilities .................     104,386           11,019             636           (3,998)         112,043
Long-term debt, net of current maturities ......     406,830               --              --               --          406,830
Deferred income taxes ..........................       7,638              998              --               --            8,636
                                                   ---------        ---------       ---------        ---------        ---------
     Total liabilities .........................     518,854           12,017             636           (3,998)         527,509
                                                   ---------        ---------       ---------        ---------        ---------
Commitments and contingencies
Shareholders' equity (deficit):
  Common stock .................................       1,524            1,010              14           (1,024)           1,524
  Additional paid-in capital ...................     179,624           15,470           1,014          (16,484)         179,624
  Retained earnings (accumulated deficit) ......    (555,187)          34,188          (1,005)         (20,935)        (542,939)
  Other ........................................          --               --            (320)              --             (320)
                                                   ---------        ---------       ---------        ---------        ---------
     Total shareholders' equity
       (deficit) ...............................    (374,039)          50,668            (297)         (38,443)        (362,111)
                                                   ---------        ---------       ---------        ---------        ---------
     Total liabilities and shareholders'
       equity (deficit) ........................   $ 144,815        $  62,685       $     339        $ (42,441)       $ 165,398
                                                   =========        =========       =========        =========        =========

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001

                                                         HI         GUARANTORS     NON-GUARANTORS    ELIMINATIONS      CONSOLIDATED
                                                      ---------     ----------     --------------    ------------      ------------

                        ASSETS

Current assets:
  Cash and cash equivalents ........................  $   5,457      $    (210)       $      78        $      --        $   5,325
  Accounts receivable, net .........................      9,697            534              814               --           11,045
  Inventories ......................................     29,475          7,081            1,465           (2,954)          35,067
  Other current assets .............................      5,172          1,281              147               --            6,600
  Intercompany .....................................    (24,824)        26,668           (1,844)              --               --
                                                      ---------      ---------        ---------        ---------        ---------
     Total current assets ..........................  $  24,977      $  35,354        $     660        $  (2,954)       $  58,037
Property, plant and equipment,
  net ..............................................     45,219         16,582              343               --           62,144
Investment in subsidiaries .........................     32,950            187               --          (33,137)              --
Debt issuance costs and other
  assets ...........................................     15,817          5,743               --               --           21,560
                                                      ---------      ---------        ---------        ---------        ---------
     Total assets ..................................  $ 118,963      $  57,866        $   1,003        $ (36,091)       $ 141,741
                                                      =========      =========        =========        =========        =========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Book overdrafts payable ..........................  $      --      $     133        $      --        $      --        $     133
  Accounts payable .................................     13,682          2,520               51              632           16,885
  Current maturities of long-term
     debt ..........................................     46,053             --               --               --           46,053
  Other current liabilities ........................     35,415          9,300              714               --           45,429
                                                      ---------      ---------        ---------        ---------        ---------
     Total current liabilities .....................  $  95,150      $  11,953        $     765        $     632        $ 108,500
Long-term debt, net of current
  maturities .......................................    384,679             --               --               --          384,679
Deferred income taxes ..............................      7,864          1,530             (207)              --            9,187
                                                      ---------      ---------        ---------        ---------        ---------
     Total liabilities .............................  $ 487,693      $  13,483        $     558        $     632        $ 502,366
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock ..................................         --             --               --               --               --
  Common stock .....................................      1,524          1,000               14           (1,014)           1,524
  Additional paid-in capital .......................    179,658         12,486            1,014          (13,521)         179,658
  Retained earnings (accumulated
     deficit) ......................................   (550,160)        30,897             (215)         (22,188)        (541,666)
  Other ............................................        248             --             (368)              --             (141)
                                                      ---------      ---------        ---------        ---------        ---------
     Total shareholders' equity
       (deficit) ...................................  $(368,730)     $  44,383        $     445        $ (36,723)       $(360,625)
                                                      ---------      ---------        ---------        ---------        ---------
     Total liabilities and
       shareholders' equity
       (deficit) ...................................  $ 118,963      $  57,866        $   1,003        $ (36,091)       $ 141,741
                                                      =========      =========        =========        =========        =========

                       CONSOLIDATING CASH FLOW INFORMATION

                                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                  --------------------------------------------------------------------------
                                                    HI           GUARANTORS    NON-GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                  --------       ----------    --------------   ------------    ------------

Net cash provided by (used in) operating
activities ................................       $   (134)       $   (677)       $   (160)       $  1,433        $    462
Net cash provided by (used in) investing
activities ................................        (12,892)          6,614            (174)             --          (6,452)
Net cash provided by (used in) financing
activities ................................         (4,887)         (5,978)            733          (1,851)        (11,983)

                                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                  --------------------------------------------------------------------------
                                                    HI           GUARANTORS    NON-GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                  --------       ----------    --------------   ------------    ------------
Net cash provided by (used in)
operating  activities .....................       $  4,796        $    145        $     (2)       $     --        $  4,939
Net cash used in investing activities .....         (5,243)         (1,232)            (25)             --          (6,500)
Net cash provided by (used in) financing
activities ................................        (34,919)            133              --              --         (34,786)

10. QUARTERLY RESULTS REVISED FOR SAB 101

     As a result of adopting Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective January 1, 2000, revenue from product sales is recognized upon receipt of the shipment by the Displayers. Prior to the adoption of SAB 101, revenue was recognized when products were shipped. Provisions for discounts, returns, and other adjustments are provided for in the same period the related sales are recorded.

     The adoption of SAB 101 had no impact on the Company's operating results for the year ended December 31, 2000 as the Company has historically ceased shipping product to Displayers during the latter part of December. However, the adoption of SAB 101 did impact the Company's operating results for each of the quarters in the year ended December 31, 2000. For comparability purposes, the operating results for the three months and six months ended June 30, 2000 have been restated herein for the impact of this pronouncement.

     The following table summarizes (in thousands) the effect of SAB 101 on the previously reported operating results for the three months and six months ended June 30, 2000:

                                                REVISED
THREE MONTHS ENDED              PREVIOUSLY      FOR SAB
  JUNE 30, 2000                  REPORTED         101
                                ----------      --------

Net sales ................       $104,932       $107,008
Gross profit .............         55,936         57,231
Operating income .........         19,359         20,390
Net income ...............          6,326          6,971

                                                REVISED
 SIX MONTHS ENDED               PREVIOUSLY      FOR SAB
  JUNE 30, 2000                  REPORTED         101
                                ----------      --------

Net sales ................       $226,053       $219,098
Gross profit .............        116,413        113,188
Operating income .........         35,309         32,967
Net income ...............          9,330          7,867

11. RELATED PARTY DEBT PURCHASES

     Related Party Debt Purchases. In January 2001 the Note Limited Partnership purchased $50.9 million aggregate principal amount of 10-1/8% Series B Senior Subordinated Notes due in 2008 in the open market for approximately $23.0 million plus accrued interest. In May 2001, the Debt Limited Partnership purchased $44.9 million of the Company's senior bank debt for $35.6 million. These transactions generated income for tax purposes equal to the difference between the face value of the debt and the debt's purchase price.

12. SUBSEQUENT EVENTS

     On July 16, 2001, a limited partnership owned by Hicks Muse, certain members of the Carter family, and their respective affiliates (the "Note Limited Partnership") transferred $50.9 million aggregate principal amount of 10-1/8% Series B Senior Subordinated Notes due 2008 of the Company that the Note Limited Partnership had acquired in the open market in January 2001, to the Company in exchange for a like aggregate liquidation preference of 12.5% Senior Convertible Preferred Stock, par value $0.01 per share, issued by the Company ("Preferred Stock"). Concurrently, another limited partnership owned by Hicks Muse, certain members of the Carter family, and their respective affiliates (the "Debt Limited Partnership"): (i) transferred its interest in approximately $45 million aggregate indebtedness of the Company under the Company's existing credit agreement (the "Credit Agreement") to the Company in exchange for a like aggregate liquidation preference of Preferred Stock; and (ii) purchased an additional $231,000 aggregate liquidation preference of Preferred Stock for cash.

     The Company will not report significant net taxable income in respect of the Debt purchase transactions and the issuance of the Preferred Stock. However, if tax is found to be due and payable by the Company with respect to such transactions prior to the termination of the Credit Agreement, the Note Limited Partnership and the Debt Limited Partnership are required, at their option: (i) to make a cash contribution to the capital of the Company; (ii) to purchase shares of common stock of the Company at the then-current market value; or (iii) to purchase additional shares of Preferred Stock, in each case in an aggregate amount equal to the net amount of tax paid by the Company.

     Concurrently with the exchanges described above, the Credit Agreement was amended and restated. Changes resulting from such amendment and restatement include, among other things, an increase of $10 million in the revolving credit line, which increase shall be available upon satisfaction by the Company of certain conditions, and the conversion of approximately $45 million of the Term A Loans to Term B Loans. In addition, the maturity date of the loans was extended for an additional six-month period.

     Included in general and administrative expenses in the three months and six months ended June 30, 2001 Consolidated Statements of Operations and Comprehensive Income is approximately $476,000 and $2.0 million in costs related to legal and consulting fees associated with the Company's amendment to the Senior Credit Facility.

     The following table sets forth the capitalization of the Company on an actual basis and as adjusted after giving effect to the conversion of debt in exchange for preferred stock as if such transaction had occurred on June 30, 2001.

                                                                            AS
                                                         ACTUAL          ADJUSTED
                                                        ---------        ---------

Long-term debt (including current maturities):
  Revolving Credit Facility .....................       $  11,000        $  11,000
  Senior Credit Facility
    Tranche A Loan due 2004 .....................         117,161           60,000
    Tranche B Loan due 2006 .....................          95,126          107,359
  10-1/8% Senior Subordinated Notes due 2008 ....         200,000          149,100
  Capital leases ................................           7,445            7,445
                                                        ---------        ---------
    Total long-term debt ........................         430,732          334,904
                                                        ---------        ---------

Shareholders' deficit:
  Preferred stock ...............................              --           96,059
  Common stock ..................................           1,524            1,524
  Additional paid-in capital ....................         179,658          179,658
  Accumulated deficit ...........................        (541,666)        (541,897)
  Other .........................................            (141)            (141)
                                                        ---------        ---------
    Total shareholders' deficit .................        (360,625)        (264,797)
                                                        ---------        ---------
    Total capitalization ........................       $  70,107        $  70,107
                                                        =========        =========

"As Adjusted" capitalization of the Company excludes impact of non-recurring fees and expenses associated with the conversion of debt in exchange for preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes as of and for the year ended December 31, 2000, included in its Form 10-K. Unless otherwise mentioned, all references to the number of Displayers, number of orders shipped and average order size relate to domestic sales activity only.

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

COMPANY BACKGROUND

     The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of June 30, 2001, the Company sold its products to approximately 58,200 active Displayers located in the United States; the Company is also represented in Mexico and Puerto Rico. The Company's sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales.

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

     The Company believes that the increase in Displayer turnover during the year ended December 31, 2000 is due to the adoption of revised recruiting and training criteria in early 1999 and, to a lesser extent, a policy change in 2000 that requires a Displayer to place an order at least once in each quarter to be considered "active." Among other things, the Company increased opportunities for new Displayers by reducing initial purchase requirements and time commitments and by lowering certain other barriers to entry. These changes resulted in a significant increase in the number of newer, less experienced, and therefore, less productive sales representatives. The number of active Displayers dropped from 60,900 as of June 30, 2000 to 59,300 as of December 31, 2000. As of June 30, 2001, the number of active Displayers was 58,200.

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

REORGANIZATION ACTIVITIES

Redundant Warehouse and Distribution Cost

     In 2000, the Company moved into a new warehouse and distribution facility which allowed the Company to consolidate its previous warehouse and distribution operations from several smaller facilities into a single larger facility (with the exception of one facility in Coppell, Texas, at which the Company ceased shipping operations on June 30, 2001.) In May 2000, the Company implemented an automated order fulfillment system, which includes a new conveyor system, special racks and storage bins and a warehouse management software system. The Company encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. The Company has identified and is correcting the identified system design problems and improving the overall productivity of the consolidated distribution facility. The Company anticipates that it will incur additional capital expenditures to improve the operational effectiveness of the automated order fulfillment system.

     Redundant warehouse and distribution costs resulting from the issues discussed above were approximately $839,000 and $570,000 for the three months ended June 30, 2001 and 2000, respectively, as well as $1.1 million and $570,000 through the six months ended June 30, 2001 and 2000, respectively. These expenses consist primarily of costs associated with operating certain manual distribution centers longer than anticipated.

Reorganization Cost

     During 2000, the Company implemented a corporate reorganization plan that included among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to the new warehouse and distribution facility. As a result of the move, the Company was able to sublet 40,000 square feet of the Company's former leased headquarters to a subtenant. The Company has also hired consultants to assist in either subleasing the remaining unused space or completing a buyout of the remaining lease obligation by December 31, 2001.

     Included in general and administrative expenses in the three months ended June 30, 2001 and June 30, 2000 Consolidated Statements of Operations and Comprehensive Income is approximately $1.1 million and $574,000, respectively. In 2001, these expenses are primarily consulting costs associated with the Company's reorganization plan. Prior year expenses are primarily redundant headquarters facility costs. These costs totaled $1.2 million and

$574,000 for the six months ended June 30, 2001 and 2000, respectively. Selling expense also includes redundant costs of approximately $130,000 in the three and six months ended June 30, 2001. There were no related redundant selling costs in the three or six months ended June 30, 2000.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

     Net sales decreased $0.9 million, or 0.9%, to $106.1 million in the three months ended June 30, 2001, from $107.0 million in the comparable period of 2000. The slight decline was due to a decrease in the average number of active Displayers and the number of orders shipped. The average number of active Displayers decreased 8.1% to approximately 57,700 in the three months ended June 30, 2001, from 62,800 in the comparable period of 2000. The number of orders shipped decreased 8.1% to 193,452 orders in the second quarter of 2001, from 210,409 orders in the second quarter of 2000. The average order size increased 5.9% to $521 in the three months ended June 30, 2001, as compared to $492 in the comparable period in 2000, primarily due to a more focused and productive core Displayer base.

     Gross profit increased $2.9 million, or 5.0%, to $60.1 million in the three months ended June 30, 2001 from $57.2 million in the comparable period of 2000. As a percentage of net sales, gross profit increased to 56.7% in the second quarter of 2001 from 53.5% in the second quarter of 2000. The increase in the gross profit percentage was due to an increase in manufacturing efficiencies over the prior year, introduction of products with higher gross margins and a larger focus on emphasizing the products of our manufacturing subsidiaries.

     Selling expense decreased slightly to $18.5 million in the three months ended June 30, 2001 from $18.7 million in the comparable period of 2000. As a percentage of net sales, selling expense remained flat at 17.5% in the second quarter of 2001 and 2000. Redundant costs of approximately $130,000 are included in selling expense for the quarter ended June 30, 2001. There were no related redundant selling costs in the three months ended June 30, 2000.

     Freight, warehouse and distribution expense decreased $1.3 million, or 10.6%, to $10.5 million in the three months ended June 30, 2001 from $11.8 million in the three months ended June 30, 2000. These costs were 9.9% of net sales in the 2001 period, as compared to 11.0% in the related 2000 period. This decrease in percentage was primarily due to a reduction in salaries and wages related to the consolidation of six manual distribution centers into one automated center as well as the absence of building rental for the manual distribution centers that the Company occupied last year. Redundant warehouse and distribution costs of $839,000 and $570,000 in the second quarter ended June 30, 2001 and 2000, respectively, primarily relating to duplicate facility costs, have been reclassified to a separate operating expense line item in the accompanying Consolidated Statements of Operations and Comprehensive Income.

     General and administrative expense increased $4.3 million, or 51.8%, to $12.6 million in the three months ended June 30, 2001, from $8.3 million in the three months ended June 30, 2000. This increase was primarily due to an increase of $1.0 million in salaries and wages related to an increase in key management, an increase of $1.4 million of employee bonus accrual and an increase in depreciation expense of $1.2 million in connection with a higher level of capital expenditures and capital leases. Certain additional non-recurring costs of approximately $1.4 million and $574,000 associated with non-capitalizable legal expenses related to obtaining the waiver, excess facilities, and consulting costs associated with the Company's reorganization plan are also included in general and administrative expense for the quarter ended June 30, 2001 and 2000, respectively.

     Loss (gain) on the disposition of assets in the six months ended 2000 primarily relates to the sale of a manufacturing and warehouse facility as well as the sale of another property in May of 2000.

     Stock option income of approximately $14,000 was recorded in the three months ended June 30, 2001 as compared to approximately $196,000 of expense in the comparable 2000 period, as a result of a decrease in the weighted average fair value of options outstanding as of June 30, 2001, as compared to June 30, 2000.

     Redundant warehouse and distribution expenses of approximately $839,000 and $570,000 were recorded in the three months ended June 30, 2001 and 2000, respectively, and consist primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

     Interest expense remained relatively flat at $11.4 million in the three months ended June 30, 2001, as compared to $11.3 million in the three months ended June 30, 2000. The decrease in interest related to a lower debt balance was offset by an increase in interest expense related to the $11.0 million outstanding revolver balance through June 30, 2001. There were no draws on the revolver in the comparable period of 2000.

     Other income (expense) net in the three months ended June 30, 2000, as compared to the same period in 2001, was lower by $1.0 million. Other income during the three months ended June 30, 2000 includes an adjustment of approximately $945,000 to adjust to fair market value the knockout and option provisions of the Company's interest rate swap agreements. Three interest rate swap agreements were terminated in the second quarter of 2000.

     Income taxes decreased $1.5 million to $2.2 million in the three months ended June 30, 2001 from $3.7 million in the comparable period of 2000. Income taxes, as a percentage of income before income taxes, was 36.3% in the three months ended June 30, 2001, as compared to 34.8% in the three months ended June 30, 2000. The effective income tax rate for the 2000 period was impacted by the sale of certain assets. The Company believes that the effective income tax rate in the 2001 period will be consistent with its effective income tax rate for the year ended December 31, 2001.

The Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30,
2000

     Net sales decreased $18.6 million, or 8.5%, to $200.5 million in the six months ended June 30, 2001, from $219.1 million in the comparable period of 2000. The decline was primarily due to a decrease in the average number of active Displayers. The average number of active Displayers decreased 9.9% to approximately 58,300 in the six months ended June 30, 2001, from 64,700 in the comparable period of 2000. This decrease in the Displayer base was offset by an increase in the number of orders shipped by 11.2% to 362,978 in the six months ended June 30, 2001, from 408,742 orders in the comparable period of 2000. The average order size increased 1.0% to $526 in the six months ended June 30, 2001, as compared to $521 in the comparable period in 2000. The drop in the average number of active Displayers has left the Company primarily due to a more focused and production-oriented core Displayer base. In addition, Hostess sales decreased $15.3 million in the six months ended June 30, 2001 from the comparable period of the prior year as a result of the discontinuation of the hostess merit program in March 2000.

     Gross profit decreased $0.4 million, or 0.3%, to $112.8 million in the six months ended June 30, 2001, from $113.2 million in the six months ended June 30, 2000. As a percentage of net sales, gross profit increased to 56.3% in the 2001 period, from 51.7% in 2000. The increase in the gross profit percentage was primarily due to manufacturing inefficiencies experienced in the six months ended June 30, 2000 as well as the high sales volume of low-margin hostess items related to the change in the Hostess Program in March 2000. Most of the inefficiencies experienced in the first half of 2000 were related to ineffective product mix and low production volumes. The gross profit percentage in the six months ended June 30, 2001 showed improvement as a result of the introduction of products with higher gross margins and a larger focus on emphasizing the products of our manufacturing subsidiaries.

     Selling expense increased slightly to $38.8 million in the six months ended June 30, 2001, from $38.7 million in the comparable period of 2000. As a percentage of net sales, selling expense increased to 19.3% in the six months ended June 30, 2001, as compared to 17.7% in the comparable period in 2000. Selling expense increased as a percentage of sales primarily due to the $15.3 million reduction in Hostess sales from the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, as a result of the discontinuation of the hostess merit program in March 2000. Hostess merit sales are non-cash transactions that incur no incremental selling expense. Redundant costs of approximately $130,000 are included in selling expense for the six months ended June 30, 2001. There were no related redundant selling costs in the six months ended June 30, 2000. Selling expense was also impacted by an increase in promotion related expenses such as incentive trips that are earned by Displayers based upon their sales production.

     Freight, warehouse and distribution expense decreased $2.6 million, or 11.1%, to $21.3 million in the six months ended June 30, 2001, from $23.9 million in the six months ended June 30, 2000. These costs were 10.6% of net sales in the 2001 period, as compared to 10.9% in the related 2000 period. This decrease in percentage was primarily due to a reduction in salaries and wages related to the consolidation of six manual distribution centers into one automated center as well as the absence of building rental for the separate distribution centers which the Company occupied last year. Redundant warehouse and distribution costs of $1.1 million and $570,000 in the six months ended June 30, 2001 and 2000, respectively, primarily relating to duplicate facility costs, have been reclassified to a separate operating expense line item in the accompanying Consolidated Statements of Operations and Comprehensive Income.

     General and administrative expense increased $9.0 million, or 49.0%, to $27.3 million in the six months ended June 30, 2001, from $18.3 million in the six months ended June 30, 2000. This increase was primarily due to an increase in salaries and wages of $0.9 million related to an increase in key management, an increase in employee bonuses of $1.4 million and an increase in depreciation expense of $2.5 million in connection with a higher level of capital expenditures and capital leases. Certain additional non-recurring costs of approximately $3.2 million and $574,000 associated with non-capitalizable legal fees related to obtaining the waiver to the credit agreement, excess facilities, and consulting costs associated the Company's reorganization plan are also included in general and administrative expense for the six months ended June 30, 2001 and 2000, respectively.

     Loss (gain) on the disposition of assets in the six months ended 2000 primarily relates to the sale of a manufacturing and warehouse facility as well as the sale of another property in May of 2000.

     Stock option expense of approximately $34,000 was recorded in the six months ended June 30, 2001, as compared to approximately $324,000 in the comparable 2000 period, as a result of a decrease in the weighted average fair value of options outstanding as of June 30, 2001, as compared to June 30, 2000.

     Redundant warehouse and distribution expenses of approximately $1.1 million and $570,000 were recorded in the six months ended June 30, 2001 and 2000, respectively, and consist primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

     Restructuring expenses consist of non-recurring costs related to the combination of Homco operations into GIA in the six months ended June 30, 2000.

     Interest expense increased $0.7 million, or 3.1%, to $23.1 million in the six months ended June 30, 2001, from $22.4 million in the six months ended June 30, 2000. This increase was primarily the result of interest expense in 2001 related to the $11 million revolver balance as of June 30, 2001. There were no draws on the revolver in the comparable period of 2000.

     Other income (expense) net in the six months ended June 30, 2000 includes an adjustment to income of approximately $520,000 to adjust to fair market value the knockout and option provisions of the Company's interest rate swap agreements. Three interest rate swap agreements were terminated in the second quarter of 2000.

     Income taxes decreased $3.6 million to $0.7 million in the six months ended June 30, 2001, from $4.3 million in the comparable period of 2000. Income taxes, as a percentage of income before income taxes, was 36.7% in the six months ended June 30, 2001 compared to 35.3% in the six months ended June 30, 2000. The effective income tax rate for the 2000 period was impacted by the sale of certain assets. The Company believes that the effective income tax rate in the 2001 period will be consistent with its effective income tax rate for the year ended December 31, 2001.

SEGMENT PROFITABILITY

     The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico and Puerto Rico. International sales are directly attributable to the number of international Displayers the Company has selling its Products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 8 to Consolidated Financial Statements.

The Three Months Ended June 30, 2001 compared to the Three Months Ended June 30, 2000

     Consolidated net sales decreased $0.9 million, or 0.9%, to $106.1 million in the three months ended June 30, 2001, from $107.0 million in the comparable 2000 period. This decrease is primarily due to the $2.1 million decrease in the Company's domestic direct sales. International sales increased $1.8 million, or 54.1%, to $5.2 million in the three months ended June 30, 2001, from $3.4 million in the three months ended June 30, 2000. This increase is primarily due to expansion of the international Displayer network. Manufacturing related sales increased $9.2 million, or 48.5%, to $28.2 million in the second quarter of 2001, from $19.0 million in the second quarter of 2000 primarily due to increased candle sales of Laredo Candle.

     Consolidated EBITDA increased $2.0 million, or 10.4%, to $21.3 million in the three months ended June 30, 2001, from $19.3 million in the comparable period of 2000. This increase is primarily due to an improved gross profit related to higher margin items in the product line. Manufacturing related EBITDA increased $4.6 million, or 103.4% to $9.1 million in the three months ended June 30, 2001, from $4.5 million in the comparable period of 2000. This increase is primarily due to the increased candle sales of Laredo Candle and improved manufacturing efficiencies.

The Six Months Ended June 30, 2001 compared to the Six Months Ended June 30,
2000

     Consolidated net sales decreased $18.6 million, or 8.5%, to $200.5 million in the six months ended June 30, 2001, from $219.1 million in comparable 2000 period. This decrease is primarily due to the $21.0 million decrease in the Company's domestic direct sales. International sales increased $3.5 million, or 55.8%, to $9.7 million in the six months ended June 30, 2001, from $6.2 million in the six months ended June 30, 2000 due to expansion of the international Displayer network. Manufacturing related sales increased $14.1 million, or 35.8%, to $53.6 million in the six months ended June 30, 2001, from $39.5 million in the comparable period of 2000 primarily due to increased candle sales of Laredo Candle.

     Consolidated EBITDA decreased $2.0 million, or 5.2%, to $35.4 million in the six months ended June 30, 2001 from $37.4 million in the comparable period of 2000. This decrease is primarily due to decreased sales volume resulting from fewer active Displayers, and to higher selling, general and administrative costs in the Company's domestic direct sales business relative to sales. Manufacturing related EBITDA increased $8.2 million, or 100.0% to $16.4 million in the six months ended June 30, 2001, from $8.2 million in the comparable period of 2000. This increase is primarily due to the increased sales of Laredo Candle.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $4.4 million during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. This increase was primarily attributable to a decrease in deferred hostess merit liability in 2000 related to the discontinuation of the hostess program in March 2000 as well as a decrease in the Director bonus accrual for 2000 related to slower sales. Offsetting these decreases is an $8.5 million increase in inventory balances related to a lower year end balance as a result of increased inventory management controls in 2000. As part of the Company's credit agreement, there is a $3.0 million accrued reserve for debt restructuring fees payable in the third quarter.

     Net cash used in investing activities remained flat at $6.5 million in the six months ended June 30, 2001 and 2000. Capital expenditures in the six months ended June 30, 2001 totaled $6.7 million, as compared to $26.6 million in the six months ended June 30, 2000. The capital expenditures in 2000 primarily related to the purchase and construction of the consolidated warehouse and distribution facility. In the six months ended June 30, 2000, restricted cash of $14.6 million was used to pay for substantially all of the costs associated with the consolidated distribution facility.

     The Company contracted with an e-commerce consulting firm to assist the Company in enhancing its internet capabilities, including improvements to the Home Online order entry system for Displayers. The initial phase of the e-commerce strategy was completed in February 2001 with the relaunch of the Company's website and the addition of Displayer webpages. The Company spent approximately $1.6 million during the six months ended June 30, 2001 on e-commerce related improvements. The second phase of the e-commerce strategy, which consists of providing the Displayers' customers the ability to order from the Displayers over the internet, was launched in June 2001. The Company believes that it will not have any significant e-commerce related improvement expenditures for the remainder of the year ended December 31, 2001.

     Net cash used in financing activities was $34.8 million in the six months ended June 30, 2001, as compared to $12.0 million in the six months ended June 30, 2000. This change was primarily as a result of increased principal payments under the senior credit facility under the Credit Agreement (the "Senior Credit Facility") as well as a $19.0 million paydown on the revolver during the six months ended June 30, 2001.

     Payments on the Company's 10-1/8% Senior Subordinated Notes ("Notes") and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require monthly interest payments and quarterly principal payments. In addition, the Senior Credit Facility includes $30.0 million of revolving loans ("Revolving Loans"), which mature on June 30, 2004.

     As a result of the timing and the magnitude of working capital requirements and capital expenditures, the Company utilized the Revolving Loans during the six month period ended June 30, 2001. As of June 30, 2001, $11.0 million was outstanding on the Revolving Loans. There were no draws on the revolver in the comparable period of 2000.

     The Company paid a total of $35.7 million in debt service for the six months ended June 30, 2001, consisting of principal payments under the Senior Credit Facility of $14.8 million, interest under the Senior Credit Facility of approximately $9.9 million, interest of $0.9 million on the outstanding Revolving Loans and $10.1 million of interest on the Notes.

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, and maximum leverage ratios, capital expenditure measurements, and EBITDA measurements. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. No prepayments were made in the six months ended June 30, 2001 or the comparable period in 2000.

     On July 16, 2001, the Note Limited Partnership transferred $50.9 million aggregate principal amount of 10-1/8% Series B Senior Subordinated Notes due 2008 of the Company that the Note Limited Partnership had acquired in the open market in January 2001, to the Company in exchange for a like aggregate liquidation preference of Preferred Stock. Concurrently, the Debt Limited
Partnership: (i) transferred its interest in approximately $45 million aggregate indebtedness of the Company under the Credit Agreement to the Company in exchange for a like aggregate liquidation preference of Preferred Stock; and
(ii) purchased an additional $231,000 aggregate liquidation preference of Preferred Stock for cash.

     Concurrently with the exchanges described above, the Credit Agreement was amended and restated. Changes resulting from such amendment and restatement include, among other things, an increase of $10 million in the revolving credit line, which increase shall be available upon satisfaction by the Company of certain conditions, and the conversion of approximately $45 million of the Term A Loans to Term B Loans. In addition, the maturity date of the loans was extended for an additional six-month period.

     Included in general and administrative expenses in the six months ended June 30, 2001 Consolidated Statements of Operations and Comprehensive Income is approximately $2.0 million in non-capitalizable costs associated with the fifth amendment to the Senior Credit Facility dated March 30, 2001 as well as the amendment and restatement of the Credit Agreement dated July 16, 2001.

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

     Related Party Debt Purchases. In January 2001 the Note Limited Partnership purchased $50.9 million aggregate principal amount of 10-1/8% Series B Senior Subordinated Notes due in 2008 in the open market for approximately $23.0 million plus accrued interest. In May 2001, the Debt Limited Partnership purchased $44.9 million of the Company's senior bank debt for $35.6 million. These transactions generated income for tax purposes equal to the difference between the face value of the debt and the debt's purchase price.

     As provided above, on July 16, 2001, in exchange for: (i) the aforementioned $50.9 million aggregate principal amount of the Company's 10-1/8% Series B Senior Subordinated Notes held by the Note Limited Partnership; (ii) the aforementioned $44.9 million senior bank debt of the Company held by the Debt Limited Partnership (collectively with the aforementioned Notes, the "Debt"); and (iii) $231,000 in cash paid by the Debt Limited Partnership, the Company issued an aggregate of 96,058.98 shares of 12.5% Senior Convertible Preferred Stock ($96,058,980 liquidation preference) to the Note Limited Partnership and the Debt Limited Partnership. The Company will not report significant net taxable income in respect of the Debt purchase transactions and the issuance of the Preferred Stock. However, if tax is found to be due and payable by the Company with respect to such transactions prior to the termination of the Credit Agreement, the Note Limited Partnership and the Debt Limited Partnership are required, at their option: (i) to make a cash contribution to the capital of the Company; (ii) to purchase shares of common stock of the Company at the then-current market value; or (iii) to purchase additional shares of Preferred Stock, in each case in an aggregate amount equal to the net amount of tax paid by the Company.

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

     During 2000, the Company terminated the swap portion of the $75.0 million interest rate swap and received approximately $1.0 million, which resulted in a deferred gain of approximately $722,000 on the transaction. The gain has been recorded as a component of other comprehensive income and is being amortized over the life of the swap as an adjustment to interest expense. The option portion of this instrument is still outstanding and had an immaterial fair market value as of June 30, 2001. The option expires December 2001 and is included in current liabilities on the Company's Consolidated Balance Sheet.

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

     The adoption of SAB 101 had no impact on the Company's operating results for the year ended December 31, 2000 as the Company has historically ceased shipping product to Displayers during the latter part of December. However, the adoption of SAB 101 did impact the Company's operating results for each of the quarters in the year ended December 31, 2000. For comparability purposes, the operating results for the three months and six months ended June 30, 2000 have been restated herein for the impact of this pronouncement.

     SFAS No. 141, "Business Combinations" was issued on July 20, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

     SFAS No. 142, "Goodwill and Other Intangible Assets" was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually and in certain circumstances. The Company are currently reviewing SFAS No. 142 to assess its impact on the financial statements and will adopt the provisions of this statement on January 1, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                Exhibit Number           Description

                3.1 Certificate of Designation, Preferences and Relative, Participating, Options and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions Thereof (*)

                10.1 Securities Exchange Agreement dated July 16, 2001, by and among the Company, HI Cayman, L.P. and HI Senior Debt Partners, L.P. (*)

                10.2 Amended and Restated Credit Agreement dated June 30, 2001, by and among the Company, Bank of America, N.A., The Chase Manhattan Bank, Citicorp USA, Inc., Societe General and the lenders named therein (*)

     (b) Reports on Form 8-K

         Report on Form 8-K (Item 9) filed on July 17, 2001, regarding Regulation FD Disclosure with respect to a Preferred Stock transaction.

----------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.

By: /s/ KENNETH J. CICHOCKI
    -----------------------------------------------------
    Kenneth J. Cichocki
    Vice President of Finance and Chief Financial Officer
    (principal financial and accounting officer)

Date: August 13, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  3.1               Certificate of Designation, Preferences and Relative,
                    Participating, Options and Other Special Rights of Preferred
                    Stock and Qualifications, Limitations, and Restrictions
                    Thereof (*)

 10.1 Securities Exchange Agreement dated July 16, 2001, by and among the Company, HI Cayman, L.P. and HI Senior Debt
                    Partners, L.P. (*)

 10.2 Amended and Restated Credit Agreement dated June 30, 2001, by and among the Company, Bank of America, N.A., The Chase
                    Manhattan Bank, Citicorp USA, Inc., Societe General and the lenders named thereto (*)

----------

* Filed herewith.