Form 10-Q
period 2001-09-30
HOME INTERIORS & GIFTS INC
filed 2001-11-09
CIK 1067541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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



                                 (972) 386-1000
               Registrant's Telephone Number, Including Area Code



    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 9, 2001, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.


================================================================================

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                             PAGE NO.
                                                                                             --------

        PART I - FINANCIAL INFORMATION

        Item 1.  Unaudited Interim Consolidated Financial Statements:

        Consolidated Balance Sheets as of December 31, 2000 and
          September 30, 2001..........................................                           3

        Consolidated Statements of Operations and Comprehensive Income
          for the three months and nine months ended September 30,
          2000 and 2001...............................................                           4

        Consolidated Statements of Cash Flows for the nine months
          Ended September 30, 2000 and 2001...........................                           5

        Notes to Unaudited Interim Consolidated Financial
          Statements..................................................                           6

        Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................                          17

        Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.................................................                          25

        PART II - OTHER INFORMATION

        Item 1.  Legal proceedings....................................                          26

        Item 6.  Exhibits and Reports on Form 8-K.....................                          26

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                           DECEMBER 31,     SEPTEMBER 30,
                                                                               2000              2001
                                                                           ------------     -------------
                                                                                             (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................     $     41,720      $        397
  Accounts receivable, net ...........................................            9,608            18,064
  Inventories, net ...................................................           27,493            50,146
  Deferred income tax benefit ........................................            4,353             5,113
  Other current assets ...............................................            2,262             1,856
                                                                           ------------      ------------
          Total current assets .......................................           85,436            75,576
Restricted cash ......................................................              900                --
Property, plant and equipment, net ...................................           60,600            61,052
Investments ..........................................................               48                48
Debt issuance costs, net .............................................           13,385            10,587
Other assets .........................................................            5,029             5,874
                                                                           ------------      ------------
          Total assets ...............................................     $    165,398      $    153,137
                                                                           ============      ============

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Book overdrafts payable ............................................     $         --      $        424
  Accounts payable ...................................................           17,693            20,045
  Accrued seminars and incentive awards ..............................           15,108            17,435
  Royalties payable ..................................................            4,527             6,022
  Hostess prepayments ................................................              790               331
  Income taxes payable ...............................................            1,260             1,967
  Current maturities of long-term debt and capital
       lease obligations .............................................           58,503            23,638
  Other current liabilities ..........................................           14,162            31,932
                                                                           ------------      ------------
          Total current liabilities ..................................          112,043           101,794
Long-term debt and capital lease obligations, net of current
        maturities ...................................................          406,830           307,293
Other liabilities ....................................................            8,636            21,988
                                                                           ------------      ------------
          Total liabilities ..........................................          527,509           431,075
                                                                           ------------      ------------

Commitments and contingencies
Shareholders' deficit:
  Preferred stock, par value $0.01 per shares 10,000,000 shares authorized, 96,058.98 shares designated as cumulative 12.5%
     Senior Convertible Preferred Stock at a liquidation value of
     $1,000 per share, 96,058.98 shares issued and outstanding .......               --            95,637
  Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,240,218 shares issued and outstanding ............            1,524             1,524
  Additional paid-in capital .........................................          179,624           179,870
  Accumulated deficit ................................................         (542,939)         (554,705)
  Other ..............................................................             (320)             (264)
                                                                           ------------      ------------
          Total shareholders' deficit ................................         (362,111)         (277,938)
                                                                           ------------      ------------
          Total liabilities and shareholders' deficit ................     $    165,398      $    153,137
                                                                           ============      ============

   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 --------------------------      --------------------------
                                                                    2000            2001            2000            2001
                                                                 ----------      ----------      ----------      ----------

Net sales ..................................................     $   94,975      $  100,117      $  314,073      $  300,649
Cost of goods sold .........................................         43,050          43,913         148,960         131,623
                                                                 ----------      ----------      ----------      ----------
Gross profit ...............................................         51,925          56,204         165,113         169,026
Selling, general and administrative:
  Selling ..................................................         17,224          19,060          55,699          57,821
  Freight, warehouse and distribution ......................          9,923          11,222          33,518          32,497
  General and administrative ...............................          8,158          14,014          27,101          41,333
  Loss (gain) on the disposition of assets .................            (22)            131          (2,735)            495
  Stock option expense (credit) ............................           (587)            212            (263)            246
  Redundant warehouse and distribution .....................          2,033              29           2,603           1,175
  Homco restructuring ......................................             --              --           1,027              --
                                                                 ----------      ----------      ----------      ----------
          Total selling, general and administrative ........         36,729          44,668         116,950         133,567
                                                                 ----------      ----------      ----------      ----------
Operating income ...........................................         15,196          11,536          48,163          35,459
Other income (expense):
  Interest income ..........................................            286              74           1,401             986
  Interest expense .........................................        (11,816)         (8,107)        (34,215)        (31,195)
  Other income (expense) ...................................             83             (25)            563             241
                                                                 ----------      ----------      ----------      ----------
          Other income (expense), net ......................        (11,447)         (8,058)        (32,251)        (29,968)
                                                                 ----------      ----------      ----------      ----------
Income before income taxes and extraordinary loss ..........          3,749           3,478          15,912           5,491
Income taxes ...............................................          1,858           1,318           6,154           2,057
                                                                 ----------      ----------      ----------      ----------
Income before extraordinary loss ...........................          1,891           2,160           9,758           3,434
Extraordinary loss .........................................             --          15,200              --          15,200
                                                                 ----------      ----------      ----------      ----------
Net income (loss) ..........................................          1,891         (13,040)          9,758         (11,766)

Other comprehensive income (loss):
   Cumulative translation adjustment .......................             85             (10)            (48)            (57)
   Unrealized gains on derivative swaps at adoption of
      SFAS No. 133 .........................................             --              --              --             456
   Amortization to earnings of unrealized gain on
      derivative swap ......................................             --            (114)             --            (342)
                                                                 ----------      ----------      ----------      ----------
Comprehensive income (loss) ................................     $    1,976      $  (13,164)     $    9,710      $  (11,709)
                                                                 ==========      ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           --------------------------
                                                                              2000            2001
                                                                           ----------      ----------

Cash flows from operating activities:
Net income (loss) ....................................................     $    9,758      $  (11,766)
                                                                           ----------      ----------
Adjustments to reconcile net income (loss) to net cash (used
in) provided by operating activities:
  Extraordinary loss .................................................             --          15,200
  Depreciation and amortization ......................................          5,498           6,862
  Amortization of debt issuance costs ................................          2,342           1,934
  Provision for doubtful accounts ....................................            942           1,398
  Provision for losses on inventories ................................          1,091           1,759
  Loss (gain) on the disposition of assets ...........................         (2,735)            495
  Stock option expense ...............................................           (263)            246
  Equity in earnings of an affiliate .................................            (35)             --
  Deferred tax expense (benefit) .....................................            227            (502)
  Minority interest ..................................................             92              --
  Changes in assets and liabilities:
    Accounts receivable ..............................................           (487)         (9,854)
    Inventories ......................................................         (2,885)        (24,412)
    Other current assets .............................................          1,950             406
    Other assets .....................................................             --            (205)
    Accounts payable .................................................            217           2,352
    Income taxes payable .............................................         (2,722)            707
    Other accrued liabilities ........................................             79          22,000
                                                                           ----------      ----------
        Total adjustments ............................................          3,311          18,386
                                                                           ----------      ----------
        Net cash provided by operating activities ....................         13,069           6,620
                                                                           ----------      ----------

Cash flows from investing activities:
  Purchases of property, plant, and equipment ........................        (29,503)         (8,221)
  Payments received on notes receivable ..............................             11              --
  Proceeds from the sale of property, plant, and equipment ...........          5,407             250
  Purchase of minority interest in Laredo ............................         (7,800)             --
  Decrease in restricted cash ........................................         13,690              --
                                                                           ----------      ----------
        Net cash used in investing activities ........................        (18,195)         (7,971)
                                                                           ----------      ----------

Cash flows from financing activities:
  Change in book overdrafts payable ..................................             --             424
  Capital contribution from the minority owner of Laredo Candle ......            642              --
  Payments under capital lease obligations ...........................           (295)           (985)
  Payments under the Senior Credit Facility ..........................        (19,760)        (17,589)
  Proceeds from borrowings under the revolving loan ..................         20,000          14,000
  Payments under the revolving loan ..................................        (20,000)        (34,000)
  Debt issuance costs ................................................           (320)         (1,574)
  Proceeds from issuance of preferred stock ..........................             --             231
  Preferred stock issuance cost ......................................             --            (422)
                                                                           ----------      ----------
          Net cash used in financing activities ......................        (19,733)        (39,915)
                                                                           ----------      ----------

Effect of cumulative translation adjustment ..........................            (48)            (57)
                                                                           ----------      ----------
Net decrease in cash and cash equivalents ............................        (24,907)        (41,323)
Cash and cash equivalents at beginning of year .......................         32,406          41,720
                                                                           ----------      ----------
Cash and cash equivalents at end of period ...........................     $    7,499      $      397
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

    The Company's primary operations have been located in Dallas, Texas since its inception in 1957. Approximately 46% of the dollar volume of products purchased by the Company in the first nine months of 2001 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The Company expanded its operations internationally in 1995.

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

    - Prior to April 2000, Homco, Inc. ("Homco") manufactured molded plastic products similar to those manufactured by GIA.

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

2. SIGNIFICANT ACCOUNTING POLICIES

    These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The last days of the quarters ended September 30, 2000 and 2001 in the accompanying unaudited consolidated financial information were September 30, 2000 and September 29, 2001, respectively.

    The consolidated financial information as of September 30, 2001 and for the three months and nine months ended September 30, 2000 and 2001 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 2001, its operating results and comprehensive income for the three months and nine months ended September 30, 2000 and 2001, and its cash flows for the nine months ended September 30, 2000 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORIES

    Inventories, net consisted of the following as of December 31, 2000 and September 30, 2001 (in thousands):

                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                    2000              2001
                                                                ------------     -------------

         Raw materials ....................................     $      5,697      $      5,015
         Work in process ..................................            1,563             1,532
         Finished goods ...................................           25,089            47,619
                                                                ------------      ------------
                                                                      32,349            54,166

         Allowance for raw materials ......................           (2,002)             (753)
         Allowance for finished goods .....................           (2,854)           (3,267)
                                                                ------------      ------------
                                                                $     27,493      $     50,146
                                                                ============      ============

4. OTHER CURRENT LIABILITIES

    Other current liabilities consisted of the following as of December 31, 2000 and September 30, 2001 (in thousands):

                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                    2000              2001
                                                                ------------     -------------

         Interest payable .................................     $      2,300      $      5,777
         Accrued compensation .............................            2,726             4,868
         Employee benefit plan contributions ..............            1,030             1,530
         Sales taxes payable ..............................            2,354             3,668
         Other taxes payable ..............................            1,427             1,279
         Deferred revenue .................................               --            11,338
         Other current liabilities ........................            4,325             3,472
                                                                ------------      ------------
                                                                $     14,162      $     31,932
                                                                ============      ============

5. RESTRUCTURING, REDUNDANCY AND REORGANIZATION

Redundant Warehouse and Distribution Cost

    Redundant warehouse and distribution costs, primarily associated with operating certain manual distribution centers longer than anticipated, were approximately $29,000 and $2.0 million for the three months ended September 30, 2001 and 2000, respectively, as well as $1.2 million and $2.6 million through the nine months ended September 30, 2001 and 2000, respectively.

Reorganization Cost

    During 2000, the Company implemented a corporate reorganization plan that included, among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to a new warehouse and distribution facility. Through September 30, 2001, the Company has sublet 42,600 square feet of its 100,000 square feet of vacated corporate headquarters to a subtenant.

    Included in general and administrative expenses in the three months ended September 30, 2001 and September 30, 2000 are approximately $1.3 million and $850,000, respectively, of redundant headquarters facility costs and consulting costs associated with the Company's reorganization plan. These costs, along with non-capitalizable legal fees related to obtaining the waiver to the Senior Credit Facility, totaled $2.5 million and $1.4 million for the nine months ended September 30, 2001 and 2000, respectively. Selling expense also includes redundant costs of approximately $97,000 and $227,000 for the three and nine months ended September 30, 2001. There were no related redundant selling costs in the three or nine months ended September 30, 2000.

6. ADOPTION OF NEW ACCOUNTING STANDARDS

    The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as of January 1, 2001. Upon adoption of SFAS No. 133, the Company transferred a January 1, 2001 liability balance of approximately $456,000 related to the deferred gain on the terminated swap portion of an interest rate swap to Other Comprehensive Income. This balance continues to be amortized into earnings as an adjustment to interest expense through December 2001.

    The Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as of January 1, 2000. See Note 10 to the Consolidated Financial Statements.

7. DEBT RESTRUCTURE AND RELATED PARTY TRANSACTIONS

    In January 2001, a limited partnership that includes an affiliate of Hicks, Muse, Tate, & Furst, Incorporated ("Hicks Muse"), certain members of the Donald
J. Carter Jr. family (the "Carter Family"), and their respective affiliates (the "Note Limited Partnership") acquired, in the open market, $50.9 million aggregate principal amount of the Company's 10 1/8% Series B Senior Subordinated Notes due 2008 ("Notes") for approximately $23.0 million plus accrued interest. In March 2001, another limited partnership that includes an affiliate of Hicks Muse, certain members of the Carter Family, and their respective affiliates (the "Debt Limited Partnership") purchased $44.9 million of the Company's senior bank debt for approximately $35.6 million.

    On July 16, 2001 the Company completed its debt restructuring (the "Debt Restructure") through the following transactions:

    - Transfer of $50.9 million aggregate principal amount of Notes from the Note Limited Partnership to the Company in exchange for 50,900.00 shares of 12.5% Senior Convertible Preferred Stock, par value $.01 per share, issued by the Company ("Senior Preferred Stock").

    - Transfer of $44.9 million of the Company's senior bank debt from the Debt Limited Partnership to the Company in exchange for 44,927.98 shares of Senior Preferred Stock.

    - The Debt Limited Partnership purchased an additional 231 shares of Senior Preferred Stock for $231,000 cash.

    - The Company converted $44.9 million of the Term A Loans of the Senior Credit Facility into Term B Loans of the Senior Credit Facility.

    - The Company's Senior Credit Facility was amended and restated to provide for, among other things, an increase of $10 million in the revolving credit line and the extension of the maturity dates of the Term A and Term B Loans for an additional six month period.

    As a result of the foregoing transactions, for financial reporting purposes, the Company wrote off $2.4 million in unamortized debt issuance costs (with a related income tax benefit of $902,000) and recorded $13.7 million of income taxes. These transactions are reflected in the Statement of Operations as an extraordinary loss.

    Additionally, in connection with the Debt Restructure and Senior Preferred Stock issuances, the Company incurred additional debt issuance costs of $1.3 million which have been deferred and $422,000 in costs related to the Senior Preferred Stock issuance which have been recorded as a reduction to Senior Preferred Stock.

    Included in general and administrative expenses in the three months and nine months ended September 30, 2001 are approximately $1.4 million and $3.4 million, respectively, in costs related to legal and consulting fees associated with the Company's amendment to the Senior Credit Facility.

    In conjunction with the Debt Restructure, the Company designated 96,058.98 shares of Senior Preferred Stock. The shares of Senior Preferred Stock shares have a par value of $0.01 per share and a liquidation preference of $1,000 per share, together with all declared or accrued and unpaid dividends thereon. In the event of any liquidation of the Company, holders of shares of Senior Preferred Stock shares shall be paid the liquidation preference plus all accrued dividends to the date of liquidation before any payments are made to the Common Stock holders. Dividends, as and if declared by the Company's Board of Directors, are cumulative and payable quarterly beginning October 1, 2001 at the rate of 12.5% of the liquidation preference per annum. Each share of Senior Preferred Stock is convertible at any time at the option of the holder for
51.49330587 shares of the Company's Common Stock.

         Holders of Senior Preferred Stock are entitled to the number of votes equal to the number of shares of the Company's Common Stock into which such shares of Senior Preferred Stock are convertible on the record date for such vote. Each holder has a preemptive right to purchase a pro rata share of future securities issuances, excluding public securities issued under applicable securities laws, securities issued to employees and Displayers for incentive compensation and securities issued in exchange for assets in the normal course of business.

         The table below presents the net loss applicable to common shareholders for the three months and nine months ended September 30, 2001 (in thousands):

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                             ------------------    ------------------

         Net loss .........................................     $    (13,040)        $    (11,766)
         Less: 12.5% cumulative
            preferred stock dividends .....................            2,467                2,467
                                                                ------------         ------------
         Net loss applicable to common
            shareholders ..................................     $    (15,507)        $    (14,233)
                                                                ============         ============

8. SEGMENT REPORTING

    - The Company's reportable segments are based upon functional lines of business as follows:

    - Home Interiors ("HI") -- direct seller of home decorative accessories in the United States;

    - Manufacturing -- manufactures framed artwork and mirrors, as well as various types of molded plastic products and candles for HI; and

    - International -- direct seller of home decorative accessories in Mexico and Puerto Rico.

    The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, redundant warehouse and distribution expenses, Homco restructuring, non-cash stock option expense (credit) and gains (losses) on sale of assets, Senior Credit Facility amendment fees and other income (expense) ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2 to the Consolidated Financial Statements. Segment data includes intersegment sales. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the chief operation decision-maker of the Company as of and for the three months and nine months ended September 30, 2000 and 2001 (in thousands):

 THREE MONTHS ENDED
    SEPTEMBER 30:                 HI       MANUFACTURING   INTERNATIONAL  ELIMINATIONS    CONSOLIDATED
-------------------           ----------   -------------   -------------  ------------    ------------

2000
Net sales                     $   93,159     $   19,880     $    3,367     $  (21,431)     $   94,975
EBITDA                            15,995          5,412             75            321          21,803

2001
Net sales                     $   98,113     $   29,059     $    5,475     $  (32,530)     $  100,117
EBITDA                            10,782          8,162            778           (764)         18,958

 NINE MONTHS ENDED
    SEPTEMBER 30:                 HI       MANUFACTURING   INTERNATIONAL  ELIMINATIONS    CONSOLIDATED
-------------------           ----------   -------------   -------------  ------------    ------------

2000
Net sales                     $  309,538     $   59,356     $    9,590     $  (64,411)     $  314,073
EBITDA                            44,550         13,630            376            622          59,178
Total assets                     148,697         58,094            431        (54,810)        152,412
Capital expenditures              32,050          4,989             43             --          37,082

2001
Net sales                     $  293,464     $   82,651     $   15,173     $  (90,639)     $  300,649
EBITDA                            29,984         24,590          1,443         (1,615)         54,402
Total assets                     142,511         87,071          2,130        (78,575)        153,137
Capital expenditures               6,279          1,900             42             --           8,221

    The following table represents a reconciliation of consolidated EBITDA to income before income taxes and extraordinary loss for the three months and nine months ended September 30, 2000 and 2001 (in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                             --------------------------      --------------------------
                                                2000            2001            2000            2001
                                             ----------      ----------      ----------      ----------

EBITDA .................................     $   21,803      $   18,958      $   59,178      $   54,402
Effects of SAB 101 .....................         (1,119)         (1,794)         (3,461)         (4,063)
Depreciation and amortization ..........         (3,214)         (2,460)         (5,498)         (6,862)
Gain (loss) on the disposition of
   assets ..............................             22            (131)          2,735            (495)
Stock option (expense) credit ..........            587            (212)            263            (246)
Homco Restructuring ....................             --              --          (1,027)             --
Reorganization costs ...................           (850)         (1,405)         (1,424)         (2,736)
Redundant warehouse & distribution .....         (2,033)            (29)         (2,603)         (1,175)
Debt Restructure and waiver fees .......             --          (1,391)             --          (3,366)
Interest income ........................            286              74           1,401             986
Interest expense .......................        (11,816)         (8,107)        (34,215)        (31,195)
Other income (expense), net ............             83             (25)            563             241
                                             ----------      ----------      ----------      ----------
Income before income taxes and
   extraordinary loss ..................     $    3,749      $    3,478      $   15,912      $    5,491
                                             ==========      ==========      ==========      ==========

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

                     CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

   THREE MONTHS ENDED
      SEPTEMBER 30:                       HI            GUARANTORS     NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
--------------------------------     ------------      ------------    --------------     ------------      ------------

 Net sales .....................     $     93,159      $     20,112     $      3,135      $    (21,431)     $     94,975
 Cost of goods sold ............           48,132            14,405            1,770           (21,257)           43,050
                                     ------------      ------------     ------------      ------------      ------------
   Gross profit ................           45,027             5,707            1,365              (174)           51,925
 Total selling, general and
   administrative ..............           34,942               939            1,343              (495)           36,729
                                     ------------      ------------     ------------      ------------      ------------
   Operating income ............           10,085             4,768               22               321            15,196
 Other income (expense), net ...          (11,173)              243              (22)             (495)          (11,447)
                                     ------------      ------------     ------------      ------------      ------------
   Income before income
      taxes ....................           (1,088)            5,011               --              (174)            3,749
 Income taxes ..................              240             1,618               --                --             1,858
                                     ------------      ------------     ------------      ------------      ------------
   Net income ..................     $     (1,328)     $      3,393     $         --      $       (174)     $      1,891
                                     ============      ============     ============      ============      ============

     NINE MONTHS ENDED
        SEPTEMBER 30:                     HI            GUARANTORS     NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
--------------------------------     ------------      ------------    --------------     ------------      ------------

Net sales ......................     $    309,538      $     60,224     $      8,722      $    (64,411)     $    314,073
Cost of goods sold .............          163,641            44,655            4,863           (64,199)          148,960
                                     ------------      ------------     ------------      ------------      ------------
  Gross profit .................          145,897            15,569            3,859              (212)          165,113
Total selling, general and
  administrative ...............          113,143             1,025            3,699              (917)          116,950
                                     ------------      ------------     ------------      ------------      ------------
  Operating income .............           32,754            14,544              160               705            48,163
Other income (expense), net ....          (32,136)              669              (44)             (740)          (32,251)
                                     ------------      ------------     ------------      ------------      ------------
  Income before income
    taxes ......................              618            15,213              116               (35)           15,912
Income taxes ...................            1,068             5,086               --                --             6,154
                                     ------------      ------------     ------------      ------------      ------------
  Net income ...................     $       (450)     $     10,127     $        116      $        (35)     $      9,758
                                     ============      ============     ============      ============      ============

                     CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     THREE MONTHS ENDED
        SEPTEMBER 30:                                HI            GUARANTORS     NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
----------------------------                    ------------      ------------    --------------     ------------      ------------
Net sales ..................................    $     98,113      $     29,411     $      5,123      $    (32,530)     $    100,117
Cost of goods sold .........................          52,491            20,455            2,395           (31,428)           43,913
                                                ------------      ------------     ------------      ------------      ------------
  Gross profit .............................          45,622             8,956            2,728            (1,102)           56,204
Total selling, general and
  administrative ...........................          41,502             1,448            2,056              (338)           44,668
                                                ------------      ------------     ------------      ------------      ------------
  Operating income .........................           4,120             7,508              672              (764)           11,536
Other income (expense), net ................          (8,130)              209             (137)               --            (8,058)
                                                ------------      ------------     ------------      ------------      ------------
  Income (loss) before income
     taxes and extraordinary loss ..........          (4,010)            7,717              535              (764)            3,478
Income taxes ...............................          (1,187)            2,184              321                --             1,318
                                                ------------      ------------     ------------      ------------      ------------
Income (loss) before extraordinary loss ....          (2,823)            5,533              214              (764)            2,160
Extraordinary loss .........................          15,200                --               --                --            15,200
                                                ------------      ------------     ------------      ------------      ------------
  Net income (loss) ........................    $    (18,023)     $      5,533     $        214      $       (764)     $    (13,040)
                                                ============      ============     ============      ============      ============

     NINE MONTHS ENDED
        SEPTEMBER 30:                                HI            GUARANTORS     NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
----------------------------                    ------------      ------------    --------------     ------------      ------------
Net sales ..................................    $    293,464      $     83,583     $     14,241      $    (90,639)     $    300,649
Cost of goods sold .........................         156,037            56,685            6,906           (88,005)          131,623
                                                ------------      ------------     ------------      ------------      ------------
  Gross profit .............................         137,427            26,898            7,335            (2,634)          169,026
Total selling, general and
  administrative ...........................         124,114             4,378            6,094            (1,019)          133,567
                                                ------------      ------------     ------------      ------------      ------------
  Operating income .........................          13,313            22,520            1,241            (1,615)           35,459
Other income (expense), net ................         (30,888)            1,003              (83)               --           (29,968)
                                                ------------      ------------     ------------      ------------      ------------
  Income (loss) before income
     taxes and extraordinary loss ..........         (17,575)           23,523            1,158            (1,615)            5,491
Income taxes ...............................          (6,344)            8,249              152                --             2,057
                                                ------------      ------------     ------------      ------------      ------------
Income (loss) before extraordinary loss ....         (11,231)           15,274            1,006            (1,615)            3,434
Extraordinary loss .........................          15,200                --               --                --            15,200
                                                ------------      ------------     ------------      ------------      ------------
  Net income (loss) ........................    $    (26,431)     $     15,274     $      1,006      $     (1,615)     $    (11,766)
                                                ============      ============     ============      ============      ============

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                                     HI            GUARANTORS     NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                ------------      ------------    --------------     ------------      ------------
             ASSETS

Current assets:
  Cash and cash equivalents ................    $     40,823      $        432     $        465      $         --      $     41,720
  Accounts receivable, net .................           9,008               227              373                --             9,608
  Inventories, net .........................          22,587             5,903            1,106            (2,103)           27,493
  Other current assets .....................           5,194             1,265              156                --             6,615
  Intercompany .............................         (21,648)           28,403           (2,124)           (4,631)               --
                                                ------------      ------------     ------------      ------------      ------------
     Total current assets ..................          55,964            36,230              (24)           (6,734)           85,436
Property, plant and equipment, net .........          43,393            16,844              363                --            60,600
Investment in subsidiaries .................          31,993             3,714               --           (35,707)               --
Debt issuance costs and other assets .......          13,465             5,897               --                --            19,362
                                                ------------      ------------     ------------      ------------      ------------
     Total assets ..........................    $    144,815      $     62,685     $        339      $    (42,441)     $    165,398
                                                ============      ============     ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
           (DEFICIT)

Current liabilities:
  Accounts payable .........................    $     19,937      $      1,669     $         85      $     (3,998)     $     17,693
  Current maturities of long-term debt and
   capital lease obligations ...............          58,503                --               --                --
                                                                                                                             58,503
  Other current liabilities ................          25,946             9,350              551                --            35,847
                                                ------------      ------------     ------------      ------------      ------------
     Total current liabilities .............         104,386            11,019              636            (3,998)          112,043
Long-term debt, net of current maturities ..         406,830                --               --                --           406,830
Other liabilities ..........................           7,638               998               --                --             8,636
                                                ------------      ------------     ------------      ------------      ------------
     Total liabilities .....................         518,854            12,017              636            (3,998)          527,509
                                                ------------      ------------     ------------      ------------      ------------
Shareholders' equity (deficit):
  Common stock .............................           1,524             1,010               14            (1,024)            1,524
  Additional paid-in capital ...............         179,624            15,470            1,014           (16,484)          179,624
  Retained earnings (accumulated deficit) ..        (555,187)           34,188           (1,005)          (20,935)         (542,939)
  Other ....................................              --                --             (320)               --              (320)
                                                ------------      ------------     ------------      ------------      ------------
     Total shareholders' equity
       (deficit) ...........................        (374,039)           50,668             (297)          (38,443)         (362,111)
                                                ------------      ------------     ------------      ------------      ------------
     Total liabilities and shareholders'
       equity (deficit) ....................    $    144,815      $     62,685     $        339      $    (42,441)     $    165,398
                                                ============      ============     ============      ============      ============

                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001

                                                     HI            GUARANTORS     NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                ------------      ------------    --------------     ------------      ------------
             ASSETS

Current assets:
  Cash and cash equivalents ................    $        107      $        116     $        174      $         --      $        397
  Accounts receivable, net .................          16,581               486              997                --            18,064
  Inventories, net .........................          44,782             7,246            1,836            (3,718)           50,146
  Other current assets .....................           5,408             1,465               96                --             6,969
  Intercompany .............................         (32,994)           34,739           (1,745)               --                --
                                                ------------      ------------     ------------      ------------      ------------
     Total current assets ..................          33,884            44,052            1,358            (3,718)           75,576
Property, plant and equipment, net .........          44,187            16,525              340                --            61,052
Investment in subsidiaries .................          53,573            21,284               --           (74,857)               --
Debt issuance costs and other assets .......          10,867             5,642               --                --            16,509
                                                ------------      ------------     ------------      ------------      ------------
     Total assets ..........................    $    142,511      $     87,503     $      1,698      $    (78,575)     $    153,137
                                                ============      ============     ============      ============      ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
                 (DEFICIT)

Current liabilities:
  Book overdrafts payable ..................    $       (117)     $        541     $         --      $         --      $        424
  Accounts payable .........................          15,575             3,635              203               632            20,045
  Current maturities of long-term debt and
    capital lease obligations ..............          23,638                --               --                --            23,638
  Other current liabilities ................          45,693            11,244              750                --            57,687
                                                ------------      ------------     ------------      ------------      ------------
     Total current liabilities .............          84,789            15,420              953               632           101,794
Long-term debt, net of current maturities ..         307,293                --               --                --           307,293
Other liabilities ..........................          20,403             1,490               95                --            21,988
                                                ------------      ------------     ------------      ------------      ------------
     Total liabilities .....................         412,485            16,910            1,048               632           431,075
Shareholders' equity (deficit):
  Preferred stock ..........................          95,637                --               --                --            95,637
  Common stock .............................           1,524             1,000               14            (1,014)            1,524
  Additional paid-in capital ...............         200,934            31,053            1,014           (53,131)          179,870
  Retained earnings (accumulated deficit) ..        (568,183)           38,540               --           (25,062)         (554,705)
  Other ....................................             114                --             (378)               --              (264)
                                                ------------      ------------     ------------      ------------      ------------
     Total shareholders' equity
       (deficit) ...........................        (269,974)           70,593              650           (79,207)         (277,938)
                                                ------------      ------------     ------------      ------------      ------------
     Total liabilities and shareholders'
       equity (deficit) ....................    $    142,511      $     87,503     $      1,698      $    (78,575)     $    153,137
                                                ============      ============     ============      ============      ============

                       CONSOLIDATING CASH FLOW INFORMATION

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                -----------------------------------------------------------------------------------
                                                     HI            GUARANTORS     NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                ------------      ------------    --------------     ------------      ------------

Net cash provided by (used in) operating
  activities ...............................    $     12,453      $      2,077     $       (136)     $     (1,325)     $     13,069
Net cash provided by (used in) investing
  activities ...............................         (17,221)           (2,001)             (43)            1,070           (18,195)
Net cash provided by (used in) financing
  activities ...............................         (20,375)              805               --              (163)          (19,733)

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                -----------------------------------------------------------------------------------
                                                     HI            GUARANTORS     NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                ------------      ------------    --------------     ------------      ------------

Net cash provided by (used in)
  operating  activities ....................    $      5,986      $        825     $       (191)     $         --      $      6,620
Net cash used in investing activities ......          (6,247)           (1,682)             (42)               --            (7,971)
Net cash provided by (used in) financing
  activities ...............................         (40,456)              541               --                --           (39,915)

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

    The adoption of SAB 101 had no impact on the Company's operating results for the year ended December 31, 2000 as the Company has historically ceased shipping product to Displayers during the latter part of December. However, the adoption of SAB 101 did impact the Company's operating results for each of the quarters in the year ended December 31, 2000. For comparability purposes, the operating results for the three months and nine months ended September 30, 2000 have been restated herein for the impact of this pronouncement.

    The following table summarizes (in thousands) the effect of SAB 101 on the previously reported operating results for the three months and nine months ended September 30, 2000:

                                                                   REVISED
            THREE MONTHS ENDED            PREVIOUSLY               FOR SAB
            SEPTEMBER 30, 2000             REPORTED                  101
            ------------------            ----------               -------

         Net sales..............           $ 96,970               $ 94,975
         Gross profit...........             53,298                 51,925
         Operating income.......             16,315                 15,196
         Net income.............              2,591                  1,891

                                                                   REVISED
             NINE MONTHS ENDED            PREVIOUSLY               FOR SAB
            SEPTEMBER 30, 2000             REPORTED                  101
            ------------------            ----------               -------

         Net sales.............           $ 323,023              $ 314,073
         Gross profit..........             169,711                165,113
         Operating income......              51,624                 48,163
         Net income............              11,921                  9,758

11. RECENTLY ISSUED ACCOUNTING STANDARDS

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

    SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually and in special circumstances. The Company is currently reviewing SFAS No. 142 to assess the impact on the financial statements and will adopt the provisions of this statement on January 1, 2002.

    SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement to assess its impact on the financial statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of the fiscal year. The Company will adopt the provisions of this statement on January 1, 2002.

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

    All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) loss of Displayers; (ii) loss or retirement of key members of management; (iii) imposition of federal and state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of the Company's Hostess Program; (vii) additional unexpected problems associated with the automated order fulfillment system and
(viii) implementation of the new enterprise resource planning system in 2002. Many of these factors will be beyond the control of the Company.

    Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

COMPANY BACKGROUND

    The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of September 30, 2001, the Company sold its products to approximately 57,800 active Displayers located in the United States. The Company is also represented in Mexico, Puerto Rico and, beginning in September 2001, Canada. The Company's sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales.

    To stimulate sales, the Company offers a variety of discounts and incentives to Displayers. The amount and timing of discounts and incentives vary from year to year. The cost of discounts is reflected in the Company's net sales while the cost of incentives is reflected in selling expense.

    In March 2000, the Company implemented a new Hostess Program. The new Hostess Program enables hostesses to select merchandise from the entire product line rather than from a limited number of exclusive hostess products offered under the previous hostess program. Hostesses who meet certain sales thresholds receive products in an amount equal to 20% of the sales generated at the show. Hostesses also qualify for 55% discount bonus buys and can receive additional gifts for bookings. The exclusive line of hostess products offered under the previous hostess program represented low-margin, non-commissionable merchandise. The conversion of these items to retail merchandise will result in higher gross profit margins for the Company, as well as higher selling expenses, as essentially all products are commissionable. In addition, as of March 2000, the Company stopped selling hostess merits, which resulted in an increase in general and administrative expenses due to a reduction in income from unredeemed Hostess merits. The Company believes that, in addition to simplifying the reward process, the new Hostess Program will also benefit Displayers by increasing the product selection for hostesses and customers.

REORGANIZATION ACTIVITIES

Redundant Warehouse and Distribution Cost

    In 2000, the Company moved into a new warehouse and distribution facility which allowed the Company to consolidate its previous warehouse and distribution operations from several smaller facilities into a single larger facility (with the exception of one facility in Coppell, Texas, at which the Company ceased shipping operations on June 30, 2001). In May 2000, the Company implemented an automated order fulfillment system, which includes a new conveyor system, special racks and storage bins and a warehouse management software system. The Company encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. The Company has identified and has corrected the majority of the system design problems. Overall productivity of the consolidated distribution facility has shown a notable increase in the nine months ended September 30, 2001. While improvements have been made, there is a continuing effort to obtain greater efficiencies from the operation.

    Redundant warehouse and distribution costs resulting from the issues discussed above were approximately $29,000 and $2.0 million for the three months ended September 30, 2001 and 2000, respectively, as well as $1.2 million and $2.6 million through the nine months ended September 30, 2001 and 2000, respectively. These expenses consist primarily of costs associated with operating certain manual distribution centers longer than anticipated.

Reorganization Cost

    During 2000, the Company implemented a corporate reorganization plan that included, among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to the new warehouse and distribution facility. Through September 20, 2001, the Company has sublet 42,600 square feet of its 100,000 square feet of vacated corporate headquarters to a subtenant.

    Included in general and administrative expenses in the three months ended September 30, 2001 and September 30, 2000 Consolidated Statements of Operations and Comprehensive Income is approximately $1.3 million and $850,000, respectively of redundant headquarters facility costs and consulting costs associated with the Company's reorganization plan. These costs totaled $2.5 million and $1.4 million for the nine months ended September 30, 2001 and 2000, respectively. Selling expense also includes redundant costs of approximately $97,000 and $227,000 in the three and nine months ended September 30, 2001, respectively. There were no related redundant selling costs in the three or nine months ended September 30, 2000.

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

    Net sales increased $5.1 million, or 5.4%, to $100.1 million in the three months ended September 30, 2001, from $95.0 million in the comparable period in 2000. The increase was primarily due to a rise in the number of orders shipped as well as an increase in the orders per Displayer. The number of orders shipped increased 5.4% to 191,911 orders in the third quarter of 2001, from 182,036 orders in the third quarter of 2000. In comparison, the number of orders per Displayer increased 6.8% to 3.31 from 3.10 as of the three months ended September 30, 2001 and 2000, respectively. However, the average number of active Displayers decreased 1.2% to approximately 58,000 in the three months ended September 30, 2001, from 58,700 in the same period of 2000. The average order size has also decreased 2.0% to $493 in the three months ended September 30, 2001, as compared to $503 in the comparable period in 2000.

    Gross profit increased $4.3 million, or 8.2%, to $56.2 million in the three months ended September 30, 2001 from $51.9 million in the three months ended September 30, 2000. As a percentage of net sales, gross profit increased to 56.1% in the third quarter of 2001 from 54.7% in the third quarter of 2000. The increase in the gross profit percentage was due to the continued introduction of new products with higher gross margins and an increased focus on emphasizing the products of our manufacturing subsidiaries.

    Selling expense increased 10.7% to $19.1 million in the three months ended September 30, 2001 from $17.2 million in the comparable period of 2000. As a percentage of net sales, selling expense increased to 19.0% as of the quarter ended September 30, 2001 from 18.1% in the comparable period of 2000. The increase in percentage is primarily due to increased director bonuses related to the increase in commissionable sales and an increase in employee bonuses which are based upon the Company's financial performance. In addition, selling expense has increased as a result of higher expected costs associated with the Company's annual seminar as compared to the prior year. Redundant costs of approximately $97,000 are included in selling expense for the quarter ended September 30, 2001. There were no related redundant selling costs in the three months ended September 30, 2000.

    Freight, warehouse and distribution expense increased $1.3 million, or 13.1%, to $11.2 million in the three months ended September 30, 2001 from $9.9 million in the three months ended September 30, 2000. These costs were 11.2% of net sales in the 2001 period, as compared to 10.4% in the comparable 2000 period. This increase in percentage was primarily due to an increase in freight as a result of smaller individual order sizes.

    General and administrative expense increased $5.8 million, or 71.8%, to $14.0 million in the three months ended September 30, 2001, from $8.2 million in the three months ended September 30, 2000. This increase was primarily due to an increase of $2.8 million in personnel related expenses such as salaries and wages, bonuses, insurance and retirement contributions. Additionally, hostess merit income decreased approximately $0.6 million in the three months ended September 30, 2001 as compared to prior year due to the expiration of the merit program in March 2000 and a related adjustment of the remaining liability. Certain additional non-recurring costs of approximately $2.7 million and $850,000 related to excess facilities, fees related to the Debt Restructure and consulting costs associated with the Company's reorganization plan are also included in general and administrative expense for the quarter ended September 30, 2001 and 2000, respectively.

    Stock option expense of approximately $212,000 was recorded in the three months ended September 30, 2001, as compared to a credit of approximately $587,000 in the comparable 2000 period, as a result of an increase in the weighted average fair value of the options.

    Redundant warehouse and distribution expenses of approximately $29,000 and $2.0 million were recorded in the three months ended September 30, 2001 and 2000, respectively, and consist primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

    Interest expense decreased $3.7 million to $8.1 million in the three months ended September 30, 2001, from $11.8 million in the three months ended September 30, 2000. The decrease in interest expense is primarily related to the lower debt balance as a result of the conversion of $95.8 million in debt to Senior Preferred Stock as part of the Debt Restructure that occurred in July 2001.

    Income taxes decreased $0.6 million to $1.3 million in the three months ended September 30, 2001 from $1.9 million in the comparable period of 2000. Income taxes, as a percentage of income before income taxes and extraordinary loss, was 37.9% in the three months ended September 30, 2001, as compared to 49.6% in the three months ended September 30, 2000. The effective income tax rate for the 2000 period reflects the impact of a change in the estimated effective income tax rate for the full year of 2000 to 38.5%. The Company believes that the effective income tax rate in the 2001 period will be consistent with its effective income tax rate for the year ended December 31, 2001.

    Extraordinary loss was recorded in the third quarter ended September 30, 2001 as a result of completion of the Debt Restructure in July 2001. As a result of the foregoing Debt Restructure, for financial reporting purposes, the Company wrote off $2.4 million in unamortized debt issuance costs, net of $902,000 in taxes, and recorded $13.7 million of income taxes.

The Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

    Net sales decreased $13.5 million, or 4.3%, to $300.6 million in the nine months ended September 30, 2001, from $314.1 million in the comparable period of 2000. The decline was primarily due to a decrease in the average number of active Displayers. The average number of active Displayers decreased 7.1% to approximately 58,100 in the nine months ended September 30, 2001, from 62,600 in the comparable period of 2000. The drop in the average number of active Displayers, however, has left the Company with a more focused and production-oriented core Displayer base. The number of orders shipped dropped by 6.1% to 554,889 in the nine months ended September 30, 2001, from 590,778 orders in the comparable period of 2000. These decreases were partially offset by the increase in orders per Displayer from 9.44 in the nine months ended September 30, 2000 to 9.55 in the nine months ended September 30, 2001. The average order size remained relatively unchanged at $514 in the nine months ended September 30, 2001, as compared to $515 in the comparable period in 2000.

    Gross profit increased $3.9 million, or 2.4%, to $169.0 million in the nine months ended September 30, 2001, from $165.1 million in the nine months ended September 30, 2000. As a percentage of net sales, gross profit increased to 56.2% in the 2001 period, from 52.6% in 2000. The increase in the gross profit percentage was primarily due to manufacturing inefficiencies experienced in the nine months ended September 30, 2000 as well as the high sales volume of low-margin hostess items related to the change in the Hostess Program in March 2000. Most of the inefficiencies experienced in the first half of 2000 were related to ineffective product mix and low production volumes. The gross profit percentage in the nine months ended September 30, 2001 showed improvement as a result of the introduction of new products with higher gross margins, fewer discounts and an increased focus on emphasizing the products of our manufacturing subsidiaries.

    Selling expense increased $2.1 million, or 3.8%, to $57.8 million in the nine months ended September 30, 2001, from $55.7 million in the comparable period of 2000. As a percentage of net sales, selling expense increased to 19.2% in the nine months ended September 30, 2001, as compared to 17.7% in the comparable period in 2000. Selling expense increased as a percentage of sales primarily due to a reduction in Hostess sales from the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, as a result of the discontinuation of the hostess merit program in March 2000. Hostess merit sales are non-cash transactions that incur no incremental selling expense. Redundant costs of approximately $227,000 are included in selling expense for the nine months ended September 30, 2001. There were no related redundant selling costs in the comparable period of 2000.

    Freight, warehouse and distribution expense decreased $1.0 million, or 3.0%, to $32.5 million in the nine months ended September 30, 2001, from $33.5 million in the nine months ended September 30, 2000. However, as a percentage of net sales, these costs were relatively unchanged at 10.8% in the 2001 period, as compared to 10.7% in the related 2000 period. Redundant warehouse and distribution costs of $1.2 million and $2.6 million in the nine months ended September 30, 2001 and 2000, respectively, primarily relating to duplicate facility costs, have been reclassified to a separate operating expense line item in the accompanying Consolidated Statements of Operations and Comprehensive Income.

    General and administrative expense increased $14.2 million, or 52.5%, to $41.3 million in the nine months ended September 30, 2001, from $27.1 million in the nine months ended September 30, 2000. This increase was primarily due to an increase in personnel related expenses of $5.3 million such as salaries and wages, employee bonuses and insurance, an increase in employee retirement contribution of $1.3 million and an increase in depreciation expense of $1.5 million in connection with a higher level of capital expenditures and capital leases. Certain additional non-recurring costs of approximately $5.9 million and $1.4 million associated with non-capitalizable legal fees related to obtaining the waiver to the Senior Credit Facility, excess facilities, fees related to the Debt Restructure and consulting costs associated the Company's reorganization plan are also included in general and administrative expense for the nine months ended September 30, 2001 and 2000, respectively.

    Loss (gain) on the disposition of assets in the nine months ended September 30, 2000 primarily relates to the sale of a manufacturing and warehouse facility as well as the sale of another property in May of 2000.

    Stock option expense of approximately $246,000 was recorded in the nine months ended September 30, 2001, as compared to a credit of approximately $263,000 in the comparable 2000 period, as a result of an increase in the weighted average fair value of the options.

    Redundant warehouse and distribution expenses of approximately $1.2 million and $2.6 million were recorded in the nine months ended September 30, 2001 and 2000, respectively, and consist primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

    Homco restructuring expenses consist of non-recurring costs related to the combination of Homco operations into GIA in the nine months ended September 30, 2000.

    Interest expense decreased $3.0 million, or 8.8%, to $31.2 million in the nine months ended September 30, 2001, from $34.2 million in the nine months ended September 30, 2000. This decrease was primarily the result of the conversion of $95.8 million of debt to Senior Preferred Stock as part of the Debt Restructure that occurred in July 2001.

    Other income (expense) net in the nine months ended September 30, 2000 includes an adjustment to income of approximately $983,000 to adjust to fair market value the option provisions of the Company's interest rate swap agreements. Three interest rate swap agreements were terminated in the second quarter of 2000.

    Income taxes decreased $4.1 million to $2.1 million in the nine months ended September 30, 2001, from $6.2 million in the comparable period of 2000. Income taxes, as a percentage of income before income taxes and extraordinary loss, was 37.5% in the nine months ended September 30, 2001 compared to 38.7% in the nine months ended September 30, 2000. The Company believes that the effective income tax rate in the 2001 period will be consistent with its effective income tax rate for the year ended December 31, 2001.

    Extraordinary loss was recorded in the nine months ended September 30, 2001 as a result of completion of the Debt Restructure in July 2001. As a result of the foregoing Debt Restructure, for financial reporting purposes, the Company wrote off $2.4 million in unamortized debt issuance costs, net of $902,000 in taxes, and recorded $13.7 million of income taxes.

SEGMENT PROFITABILITY

    The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico, Puerto Rico and Canada. International sales are directly attributable to the number of international Displayers the Company has selling its Products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 8 to Consolidated Financial Statements.

The Three Months Ended September 30, 2001 compared to the Three Months Ended September 30, 2000

    Consolidated net sales increased $5.1 million, or 5.4%, to $100.1 million in the three months ended September 30, 2001, from $95.0 million in the comparable 2000 period. This increase is primarily due to the $4.9 million increase in the Company's domestic direct sales. International sales increased $2.1 million, or 62.6%, to $5.5 million in the three months ended September 30, 2001, from $3.4 million in the three months ended September 30, 2000. This increase is primarily due to expansion of the international Displayer network. Manufacturing related sales increased $9.2 million, or 46.2%, to $29.1 million in the third quarter of 2001, from $19.9 million in the third quarter of 2000 primarily due to increased candle sales of Laredo Candle.

    Consolidated EBITDA decreased $2.8 million, or 13.0%, to $19.0 million in the three months ended September 30, 2001, from $21.8 million in the comparable period of 2000. This decrease is primarily due to higher selling, general and administrative costs in the Company's domestic direct sales business relative to sales. Manufacturing related EBITDA increased $2.8 million, or 50.8% to

$8.2 million in the three months ended September 30, 2001, from $5.4 million in the comparable period of 2000. This increase is primarily due to the increased candle sales of Laredo Candle and improved manufacturing efficiencies.

The Nine Months Ended September 30, 2001 compared to the Nine Months Ended September 30, 2000

    Consolidated net sales decreased $13.5 million, or 4.3%, to $300.6 million in the nine months ended September 30, 2001, from $314.1 million in comparable 2000 period. This decrease is primarily due to a $16.0 million decrease in the Company's domestic direct sales. International sales increased $5.6 million, or 58.2%, to $15.2 million in the nine months ended September 30, 2001, from $9.6 million in the nine months ended September 30, 2000 due to expansion of the international Displayer network. Manufacturing related sales increased $23.3 million, or 39.2%, to $82.7 million in the nine months ended September 30, 2001, from $59.4 million in the comparable period of 2000 primarily due to increased candle sales of Laredo Candle.

    Consolidated EBITDA decreased $4.8 million, or 8.1%, to $54.4 million in the nine months ended September 30, 2001 from $59.2 million in the comparable period of 2000. This decrease is primarily due to decreased sales volume resulting from fewer active Displayers and to higher selling, general and administrative costs in the Company's domestic direct sales business relative to sales. Manufacturing related EBITDA increased $11.0 million, or 80.4% to $24.6 million in the nine months ended September 30, 2001, from $13.6 million in the comparable period of 2000. This increase is primarily due to the increased candle sales of Laredo Candle.

SEASONALITY

    The Company's business is influenced by the Christmas holiday season and by promotional events. Historically, a higher portion of the Company's sales and EBITDA have been realized during the fourth quarter, and net sales and EBITDA have generally been slightly lower during the first quarter as compared to the second and third quarters. Working capital requirements also fluctuate during the year. They reach their highest levels during the third and fourth quarters as the Company increases its inventory for the peak season. In addition to the Company's peak season fluctuations, quarterly results of operations may fluctuate depending on the timing of, and amount of sales from, discounts, incentive promotions and/or the introduction of new products. As a result, the Company's business activities and results of operations in any quarter are not necessarily indicative of any future trends in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities decreased $6.5 million during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. An increase in the inventory balance of $21.5 million was offset by a decrease of $11.3 million of deferred revenue related to SAB 101, a decrease of $9.4 million in accounts receivable, and a decrease of $10.7 million related to other liabilities.

    Net cash used in investing activities decreased $10.2 million in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Purchases of property, plant and equipment in the nine months ended September 30, 2001 totaled $8.2 million, as compared to $29.5 million in the nine months ended September 30, 2000. The purchases in 2000 primarily related to the purchase and construction of the consolidated warehouse and distribution facility. In the nine months ended September 30, 2000, restricted cash of $13.7 million was used to pay for substantially all of the costs associated with the consolidated distribution facility.

    In the second quarter of 2000, the Company contracted with an e-commerce consulting firm to assist the Company in enhancing its internet capabilities, including improvements to the Home Online order entry system for Displayers. The initial phase of the e-commerce strategy was completed in February 2001 with the relaunch of the Company's website and the addition of Displayer webpages. The Company spent approximately $1.7 million during the nine months ended September 30, 2001 on e-commerce related improvements. The second phase of the e-commerce strategy, which consists of providing the Displayers' customers the ability to order from the Displayers over the internet, was launched in June 2001. The Company believes that it will not have any significant e-commerce related improvement expenditures for the remainder of the year ending December 31, 2001.

    Net cash used in financing activities was $39.9 million in the nine months ended September 30, 2001, as compared to $19.7 million in the nine months ended September 30, 2000. This change was primarily as a result of a $20.0 million, net paydown on the revolver during the nine months ended September 30, 2001.

    Payments on the Company's Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require monthly interest payments and quarterly principal payments. In addition, the Senior Credit Facility includes $30.0 million of revolving loans ("Revolving Loans"), which mature on June 30, 2004.

    As a result of the timing and the magnitude of working capital requirements and purchases of property, plant and equipment, the Company utilized the Revolving Loans during the nine month period ended September 30, 2001. As of September 30, 2001, $10.0 million was outstanding on the Revolving Loans. The Revolving Loans were utilized in the nine months ended September 30, 2000; however, there was not an outstanding balance on the Revolving Loans at the end of the period. As of November 9, 2001, there was not an outstanding balance on the Revolving Loans.

    The Company paid a total of $42.5 million in debt service for the nine months ended September 30, 2001, consisting of principal payments under the Senior Credit Facility of $17.6 million, interest under the Senior Credit Facility of approximately $13.6 million, interest of $1.2 million on the outstanding Revolving Loans and $10.1 million of interest on the Notes.

    On July 16, 2001, the Note Limited Partnership transferred $50.9 million aggregate principal amount of Notes that the Note Limited Partnership had acquired in the open market in January 2001 for approximately $23.0 million plus accrued interest to the Company in exchange for 50,900 shares of Senior Preferred Stock. Concurrently, the Debt Limited Partnership; (i) transferred its interest in approximately $44.9 million of the Company's senior bank debt which it had purchased in March 2001 for approximately $35.6 million to the Company in exchange for 44,927,98 shares of Senior Preferred Stock and (ii) purchased an additional 231 shares of Senior Preferred Stock for $231,000 cash.

    In conjunction with the Debt Restructure, the Company designated 96,058.98 shares of Senior Preferred Stock. The shares of Senior Preferred Stock have a par value of $0.01 per share and a liquidation preference of $1,000 per share, together with all declared or accrued and unpaid dividends thereon. In the event of any liquidation of the Company, holders of shares of Senior Preferred Stock shall be paid the liquidation preference plus all accrued dividends to the date of liquidation before any payments are made to the Common Stock holders. Dividends, as and if declared by the Company's Board of Directors, are cumulative and payable quarterly beginning October 1, 2001 at the rate of 12.5% of the liquidation preference per annum. Each share of Senior Preferred Stock is convertible at any time at the option of the holder for 51.49330587 shares of the Company's Common Stock.

    Concurrently with the exchanges described above, the Company's Senior Credit Facility was amended and restated. Changes resulting from such amendment and restatement include, among other things, an increase of $10.0 million in the revolving credit line. In addition, the maturity date of the Term A and Term B Loans was extended for an additional six-month period.

    The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, and maximum leverage ratios, capital expenditure measurements, and EBITDA measurements. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis. No prepayments were made in the nine months ended September 30, 2001 or the comparable period in 2000.

    The Company's near and long-term operating strategies focus on strengthening the Displayer base and addressing operational inefficiencies. The Company believes that cash on hand, net cash flow from operations and borrowings under the Revolving Loans will be sufficient to fund its cash requirements through the year ended December 31, 2001, which cash requirements will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

    During 2000, the Company terminated the swap portion of the $75.0 million interest rate swap and received approximately $1.0 million, which resulted in a deferred gain of approximately $722,000 on the transaction. The gain has been recorded as a component of Other Comprehensive Income and is being amortized over the life of the swap as an adjustment to interest expense. The option portion of this instrument is still outstanding and had an immaterial fair market value as of September 30, 2001. The option expires December 2001 and is included in current liabilities on the Company's Consolidated Balance Sheet.

ADOPTION OF ACCOUNTING STANDARDS

    The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as of January 1, 2001. Upon adoption of SFAS No. 133, the Company transferred a January 1, 2001 liability balance of approximately $456,000 related to the deferred gain on the terminated swap portion of an interest rate swap to Other Comprehensive Income. This balance is continuing to be amortized into earnings as an adjustment to interest expense through December 2001.

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

    The adoption of SAB 101 had no impact on the Company's operating results for the year ended December 31, 2000 as the Company has historically ceased shipping product to Displayers during the latter part of December. However, the adoption of SAB 101 did impact the Company's operating results for each of the quarters in the year ended December 31, 2000. For comparability purposes, the operating results for the three months and nine months ended September 30, 2000 have been restated herein for the impact of this pronouncement.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

    SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually and in special circumstances. The Company is currently reviewing SFAS No. 142 to assess the impact on the financial statements and will adopt the provisions of this statement on January 1, 2002.

    SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement to assess its impact on the financial statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of the fiscal year. The Company will adopt the provisions of this statement on January 1, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

                  Exhibit Number            Description

                  10.1 Second Amended and Restated Employment Agreement, dated July 30, 2001, between the Company and
                                            Michael D. Lohner (*)

    (b) Reports on Form 8-K

                  Report on Form 8-K (Item 9) filed on July 17, 2001, regarding Regulation FD Disclosure with respect to a Senior Preferred Stock transaction.

----------

* Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.

By: /s/ KENNETH J. CICHOCKI
    --------------------------------------
    Kenneth J. Cichocki
    Sr. Vice President of Finance and
    Chief Financial Officer (principal
    financial and accounting officer)

Date: November 9, 2001

                                 EXHIBIT INDEX

                  EXHIBIT NUMBER            DESCRIPTION
                  --------------            -----------
                  10.1                      Second Amended and Restated
                                            Employment Agreement, dated July 30,
                                            2001, between the Company and
                                            Michael D. Lohner (*)

----------

* Filed herewith.