Form 10-K405
period 2001-12-31
HOME INTERIORS & GIFTS INC
filed 2002-03-26
CIK 1067541

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



                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                           OR




     [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934



                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001




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

     As of March 26, 2002, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Founded in 1957, Home Interiors & Gifts, Inc., a Dallas based Texas corporation (the "Company"), believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's products include framed artwork and mirrors, candles and candle holders, plaques, figurines, planters, artificial floral displays, wall shelves and sconces (the "Products"). The Company sells the Products to non-employee, independent contractor sales representatives ("Displayers") who resell the Products primarily using the "party-plan" method to conduct in-home presentations or shows ("Shows") for potential customers. The Company believes that in-home Shows provide a comfortable environment where the unique benefits and attributes of the Company's Products can be demonstrated in a more effective manner than in the typical retail setting. As of December 31, 2001, the Company sold its Products to approximately 59,000 active Displayers located in the United States; the Company is also represented in Mexico, Puerto Rico and Canada.

     A majority of the Company's outstanding capital stock is owned of record by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas based Texas corporation ("Hicks Muse").

     The Company purchases Products from a select number of independent suppliers and from its subsidiaries. Approximately 41% of the dollar volume of Products purchased by the Company in 2001 was purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company. The following is a brief description of the Company's subsidiaries, each of which is wholly-owned:

     - Dallas Woodcraft Company, LP (formerly Dallas Woodcraft, Inc.) ("DWC") manufactures framed artwork and mirrors using custom-designed equipment.

     - GIA, Inc. ("GIA") manufactures various types of molded plastic products using custom-designed equipment. In April 2000, the Company consolidated its Homco Inc. ("Homco") operations into its GIA facilities in Grand Island, Nebraska and sold the Homco facility in McKinney, Texas. Prior to April 2000, Homco manufactured molded plastic products similar to those manufactured by GIA.

     - Laredo Candle Company L.P. ("Laredo Candle") manufactures candles using custom-designed equipment. Spring Valley Scents, Inc. ("SVS") is the general partner of Laredo Candle.

     - Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to the international Displayers.

     - Business operations were initiated in Canada in September 2001 and consisted primarily of start-up activities. The Company has not yet formed a separate legal entity to conduct its Canadian operations.

     Since its inception, the Company has sold a coordinated line of Products to Displayers, a group of independent and self-confident individuals (a majority of which are women), who operate their own businesses by purchasing the Products from the Company and reselling them to customers. The Company continues to stress the importance and dignity of women, a philosophy adopted by its founder, Mary Crowley. This philosophy remains deeply imbedded in the Company's training, recruiting, motivating and selling strategies. The Company believes that this philosophy has contributed to its ability to attract and to retain loyal Displayers and to distinguish its products in the marketplace. The Company also believes that by providing its Displayers with the appropriate support and encouragement, they can achieve personally satisfying and financially rewarding careers through enhancing the home environments of their customers.

COMPANY STRATEGY

     The Company has evolved its strategy to put greater focus on what management believes to be the key drivers of the business which are recruiting, retention and productivity of the Displayer base and leveraging of the assets of the manufacturing subsidiaries.

     The number of new Displayers who have been recruited during the year and approved through the Company's application process increased 20% in 2001 as compared to 2000 resulting from the successful implementation of the Company's career strategies and promotions directed at recruiting. In 2002, the Company will continue its focus on recruiting.

     In 2001, the Company experienced an increase in retention of Displayers with greater than two years of service. The retention of experienced Displayers was a result of significant improvements in areas such as product distribution fulfillment rates, product selection and Displayer training and motivation. Fulfillment rates for product distribution increased 3% to 99% at the end of 2001 as compared to 96% at the end of 2000 and were the result of improvements in the automated order fulfillment system and inventory management process. The Company also introduced new Products in 2001 in an attempt to give the product line a fresh and more innovative look. These new Products were carefully selected and tested with Displayers prior to their introduction and placement in the product line. In 2002, the Company has launched a new children's line and a new line of prints from the award-winning artist Thomas Kinkade, also known as the "Painter of Light(TM)". The initial responses to these new product lines have been positive.

     The Company introduced sales promotion and development activities directed at helping Displayers increase their individual sales. Displayer productivity increased 5% as measured by average annual sales per Displayer. Sales tools such as the "Show Flip Chart" introduced in 2001, have helped the Displayers conduct successful Show presentations. The 2001 productivity increase was also partially attributable to the success of the "Pocketful of Hope" charity initiative raising $1.0 million for the American Red Cross Association.

     In addition to recruiting, retention and productivity, the Company initiated improvements in other operational areas. The Company continues to emphasize Products of its manufacturing subsidiaries which provide opportunities for gross margin improvement and leverage of the fixed expense component of its cost structure. The manufacturing subsidiaries have also initiated additional sales to customers external to the Company. Outside sales of the manufacturing subsidiaries were approximately $1.6 million in 2001, and the Company expects outside sales of the manufacturing subsidiaries to exceed $10.0 million in 2002. In addition, a review of the Company's import purchasing strategy prompted changes in the Company's methods of inventory management which have created gross margin improvements related to imported products. Finally, the Company initiated business operations in Canada during 2001 as a way of developing and promoting growth of the core business.

PRODUCTS

     Product Line. The Company's product line consists of approximately 1,100 items. The best selling Products include framed artwork and mirrors, candles and candleholders, plaques, figurines, sconces and artificial floral displays. Most of the Products are designed for display and sale in coordinated decorative groupings, which encourages customers to purchase several accessories to achieve a "complete" look. In general, the Products fit within design categories favored by Displayers and their customers, such as Casual Comfort, Romantic Living, Timeless Elegance, Today's Lifestyle, Contemporary and Ethnic. The Company expanded its Product offerings in 2000 to provide a broader assortment, which offers consumers a comprehensive and coordinated system for decorating and appeals to larger segments of the population, particularly a younger consumer base. In February 2002, the Company added a line of children's products, "Home Interiors Kids(TM)," which, at this early stage, has been very well received by the Displayer base. The Company also offers a selection of seasonal Products for holiday decorating.

     Prices. Products are targeted to individuals who are interested in decorating their homes and professional decorating services, but have a limited budget. Products primarily are sold at suggested retail prices generally below $100 per item, with most Products ranging in price from $7 to $30 per item. Although Displayers may sell the Products at any price, the Company believes that most Displayers charge the Company's suggested retail prices. The Company believes that the suggested retail prices for the Products are lower than the prices of products of similar quality and design available from other sources, thereby offering the Displayers' customers excellent value. In addition, unlike many other direct sales organizations, which the Company believes charge their field agents shipping costs, the Company delivers the majority of its Products to the Displayers in the 48 contiguous states and Mexico free of shipping charges if minimum order sizes are met. Additional shipping charges apply in Alaska, Hawaii, Puerto Rico and Canada.

     Product Design and Introduction Process. In order to meet the changing needs of customers, the Company regularly introduces new merchandise. The Product Development team coordinates the design, development and introduction of new products. Team members attend color marketing seminars, as well as furniture, home furnishing, gift & accessory and art trade shows to stay abreast of trends of department stores and discount retailers in the gift, accessory and furniture categories. The performance of existing products is constantly under review. New products are introduced after being tested with Displayers. The Product Development team tests proposed or prototype products with Displayers in order to receive feedback on product appeal and product value. Based on that review, the Company historically has replaced approximately one third of its Products annually with new items.

SALES METHODS AND ORGANIZATION

     Displayers. The Company's marketing and sales strategy is focused on motivating Displayers to market the Company's Products. Because the Company does not use mail-order catalogs, retail outlets or other methods of distribution, it is entirely dependent on Displayers to market the Products. As independent contractor sales representatives, each Displayer is responsible for operating such Displayer's own business. Displayers often work on a part-time basis.

     Displayers can profit from the difference between the purchase price of the Products paid by them to the Company and the sales price charged by them to their customers, which, for Displayers who are not Directors, is their principal source of income from doing business with the Company. If Displayers sell the Products at the Company's suggested retail prices, they generally can realize a 45% gross profit. Displayers are also able to earn money and other incentives based on the dollar amount of Products they purchase from the Company, as well as the number of Displayers they recruit. In addition, Displayers benefit from periodic discounts offered by the Company. See "Training and Sales Support."

     Generally, Displayers pay for Products ordered from the Company at the time an order is placed, although the Company provides most Displayers with an unsecured line of credit of up to $4,000. The Company periodically modifies each Displayer's credit limit based on sales volumes. In late 1999, the Company implemented Home Online(SM), an internet order entry system ("Home Online") to simplify the ordering process for its Displayers and also began to accept credit card payments on Internet orders. During 2000, Home Online was further enhanced as a business-to-business website. Approximately 70% of orders from Displayers were being received through Home Online at the end of 2000 as compared to 90% at the end of 2001. In February 2001, the Company launched Displayer websites to assist Displayers in their selling efforts. Displayers now have the option of having their own websites, which are linked to Home Online, to allow the Displayers to better communicate with and service their customers. As of March 26, 2002, approximately 14% of the Company's Displayers have their own website.

     Displayers are contractually prohibited from marketing any goods other than the Products at Shows at which the Company's Products will be sold. In addition, Displayers who become qualified trainers ("Trainers") or Directors are prohibited from working for, or selling the products of, any other direct selling company whose products or services directly compete with the Company's.

     Shows. The principal sales method used by Displayers is the "party plan," in which Displayers conduct Shows in the homes of individuals who, by arrangement with the Displayers, serve as hostesses for the Shows ("Hostesses"). Each Show is attended by guests who have been invited by the Hostess for that Show. At a Show, which typically lasts several hours, a Displayer will display representative groups of Products and color brochures showing the Company's new products or entire product line. Initially, the Displayer demonstrates the Products, but most of the Show time is devoted to discussing each guest's decorating interests or needs and taking orders for Products. Typically, Products are paid for at the time they are ordered and are delivered to the Hostess by the Displayer within two weeks after the Show. The Company believes that Shows create group enthusiasm for the Products, enable Displayers to increase sales, offer the opportunity for Displayers to develop new customers and provide Displayers the opportunity to recruit new Hostesses and Displayers.

     Hostesses. Hostesses are critical to a Displayer's success. A Hostess is responsible for inviting guests, or prospective customers, to a Show and later for distributing the purchased Products to each customer. Historically, to reward the Hostess for the Hostess' efforts, the Displayer gave the Hostess products from an exclusive, but limited, Product line based on the sales volume generated at the Show. Beginning in March 2000, the Company implemented a new Hostess Program, which simplified the reward process for Displayers and Hostesses. Under the new Hostess Program, Hostesses who meet certain sales thresholds receive Products in an amount equal to 20% of the sales generated at the Show. The new Hostess Program enables Hostesses to select merchandise from the entire product line, rather than from a limited number of exclusive Hostess Products as was offered under the previous Hostess Program. Hostesses also qualify for 55% discount bonus buys and can receive additional gifts for bookings. Several times per year, the Company will increase the Hostess Program benefit to 30% or even 40% of the sales generated at the Show. The Company believes that, in addition to simplifying the reward process, the new Hostess Program benefits Displayers and Hostesses by increasing the Product selection for customers since Products previously available only to Hostesses are now available to all customers.

     Product Brochures. In addition to sales generated at Shows, Displayers also receive orders generated from Product brochures. Displayers generally mail Product brochures to Hostesses or distribute the brochures at Shows and other events. The Company produces both quarterly brochures containing the Company's complete product line and supplemental monthly brochures containing the newest and most popular Products. All brochures have a place for the Displayer to insert personal contact information since Products cannot be purchased by customers directly from the Company. The Company is in the process of developing a preferred mailing program whereby Displayers provide their list of customers through Home Online to the Company. The Company will then send a personalized brochure directly to each individual on the Displayer's mailing list for a small fee. This service is designed to reduce the administrative burden on the Displayers and allow the Displayers more time to make personal contact with their customers and expand their businesses. As of March 26, 2002, over 2,500 Displayers had subscribed to the new program and over 92,000 customers have been listed. The first mailing will occur in late April.

TRAINING AND SALES SUPPORT

     Field Organization. The Company's training and sales support for Displayers is designed to give the Displayers a stable foundation upon which to build their businesses. Displayers are recruited into "Units" for training and motivational purposes. In the United States, the number of Displayers in a Unit ranges from 15 to 268, with an average of approximately 62 Displayers per Unit. Approximately 1,000 Units are headed by either a "Branch Director" or a "Unit Director" and each Unit is grouped with other Units to constitute a "Branch." The number of Units in a Branch ranges from 5 to 25, with an average of approximately 10 Units per Branch. As of December 31, 2001, there were approximately 100 Branches in the United States, the majority of which were headed by a Branch Director. In addition, Branches are grouped into "Districts," and 11 District Directors travel throughout the United States, Mexico, Puerto Rico and Canada motivating, training and inspiring Branch and Unit Directors. All Directors are independent contractors and are not employees of the Company.

     Recruiting and Training. It is vital to the Company's success to consistently recruit new Displayers. Accordingly, the Company provides Displayers with both additional financial rewards and the possibility of promotions to different Director levels based upon their ability to recruit and train productive Displayers. The Company's ability to recruit, train, motivate and retain Displayers depends upon, among other things:

     - the managerial capabilities and personal charisma of the Company's senior management;

     - the Displayers' ability to earn acceptable profits;

     - the Company's ability to provide adequate and timely recruiting and training incentives to existing Displayers;

     - the introduction of new Products and marketing concepts;

     - the fulfillment rate of high quality orders shipped;

     - the effectiveness of the Company's Hostess Program;

     - the effectiveness of the Company's commissions, incentives and discount programs; and

     - general economic conditions.

     As part of their marketing and sales activities, Displayers seek to identify and to recruit new Displayers, typically women who previously have attended Shows. Once a candidate is identified, a trainer or Director interviews the candidate to explain the opportunities, time commitment, start-up costs, training and other activities a Displayer can expect to experience.

     Though any Displayer can recruit an individual to become a Displayer, only Displayers who are Trainers may train a recruit and earn commissions on the Product sales of recruits that they have trained. To become a Trainer, a Displayer must: have demonstrated previous recruiting success, have been recommended by the Displayer's Branch Director and have attended training classes in Dallas, Texas. In 2002, the training classes will be held in the locale of the Branch Director sponsoring the classes instead of Dallas, which the Company believes will increase interest and growth of the Certified Trainer program. The Company has certified approximately 3,300 of its Displayers as Trainers. In 2001, Trainers earned commissions totaling $3.5 million. When the recruiting and sales volume of a Trainer and the Trainer's recruits reach certain levels, the Trainer may be permitted to form a new Unit and become a Unit Director.

     The Company believes that training is a critical component of a Displayer's success. The Company emphasizes sales of its Products and typically requires all recruits to participate in an intensive sales-education program. The Company encourages Displayers to recruit new Displayers who will sell Products to customers rather than merely purchasing items for personal consumption. The training program primarily includes instruction by a Trainer and observing several Shows conducted by experienced Displayers. In addition to the one-on-one training sessions and group training sessions that are conducted by a Certified Trainer, the Displayers receive a business guide that was created as a reference manual for use in their business. New Displayers also receive detailed instructions from their Trainer about the Products, fundamental elements of home decorating and methods for conducting successful Shows. In February 2001, the Company introduced the "Show Flip Chart," another tool to help the Displayer conduct successful Show presentations.

     Training and Motivation. The Company believes that Company-sponsored training and motivation of Displayers is critical to Displayer morale and, therefore, to the Company's sales. The Company hosts a two-day annual seminar for all Displayers. At the seminar, the Company: provides motivational speakers, Product displays, entertainment and meals, conducts recognition ceremonies to highlight Displayer achievements, and introduces new Product lines as well as new Products in existing lines. The Company also sponsors one-day or two-day "rallys" throughout the United States each August and September, to introduce the Company's fall and Christmas Product lines. The Company's senior executives and National Trainers routinely visit and assist Branch Directors.

     Twice a month, the Company mails each Displayer a newsletter that announces new incentive programs or discounts, discusses selling techniques, motivational strategies and Product status, and recognizes successful Displayers. Unit Directors typically hold weekly sales meetings for the Displayers in their Unit, and Branch Directors hold quarterly meetings for their Unit Directors and Displayers to discuss selling techniques, motivational strategies, Product introductions and sales recognition.

     Incentive Programs. In addition to the gross profit Displayers can earn through the purchase and resale of the Products, the Company provides incentives to Displayers by rewarding top-performing Displayers with vacation trips, gifts and other prizes. The incentive rewards, which vary annually, are based on the volume of Products purchased from the Company by a Displayer. The Company also provides a variety of discount programs in connection with Product purchases and rewards Displayers who recruit other productive Displayers. The Company also offers Hostesses incentives for holding in-home Shows. The amount of free Product a Hostess can earn can range between 20-40%.

     Remuneration. Directors earn commissions on the Product purchases of the Displayers they service and are eligible for performance bonuses. Branch, Group and Unit Directors earned commissions, including performance bonuses, amounting to $44.0 million in 2001. In general, District Directors also receive a monthly amount for each Branch they service plus an annual payment based on the percentage of their District's annual increase in Product purchases. District Directors earned $2.3 million in 2001. In addition, District Directors, Branch Directors, Group Directors and certain Unit Directors are reimbursed for certain travel and other expenses. Reimbursed expenses totaled $3.3 million in 2001.

PRODUCT SUPPLY AND MANUFACTURING

     Approximately 41% of the dollar volume of Products purchased by the Company in 2001 were purchased from, and manufactured by, the Company's subsidiaries. The Company manufactures framed artwork and mirrors, candles, plaques, and various types of molded plastic products through the use of custom-designed equipment. To date, the Company has been able to secure an adequate supply of raw materials for its manufacturing operations from numerous sources, and the Company does not expect any material interruptions in the supply of raw materials it uses to manufacture Products.

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

     Products not manufactured by the Company are purchased from numerous foreign and domestic suppliers. The Company is either the largest or the only customer of many of its suppliers, and many of its Products are manufactured exclusively for the Company. Many of the Company's supplier relationships have existed for more than 20 years, and the Company has experienced minimal supplier turnover in recent years. However, because the Company does not enter into supply agreements with its suppliers, these relationships generally may be terminated at any time by either party. The Company believes that its relationships with its suppliers are good. The Company has not had any material interruptions in the supply of Products it purchases from suppliers. No third-party supplier furnished the Company with more than 10% of its purchased Products during 2001. During 2001, the Company began taking ownership of inventory from its foreign suppliers at the point of origination instead of when it arrives at the warehouse and distribution facility in Dallas, Texas.

PRODUCT DISTRIBUTION

     Displayers typically submit orders, via the internet or mail, to the Company's headquarters weekly on one assigned order processing day. Upon receipt, orders are recorded and the Displayer's recent sales activity, credit and accounts receivable status are verified. Each order is filled and shipped, generally within 24-36 hours from when it is received.

     In May 2000, the Company implemented an automated order fulfillment system, which includes a new conveyor system, special racks and storage bins and a warehouse management software system. The Company also consolidated its distribution centers from six facilities to two facilities. Upon implementation, the Company encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. However, the Company has identified and corrected the majority of the system design problems and improved the overall productivity of the consolidated distribution facility. The order fulfillment rate was 96% on December 31, 2000 as compared to 99% on December 31, 2001.

     To minimize shipping costs, the Company uses a two-step process in which approximately 80 common carriers and truckload carriers ship full truck loads or partial loads of Products to approximately 200 regional delivery sites where locally-based freight distributors ("Local Distributors") sort the loads and deliver the Products to each Displayer. Approximately 77% of the Products shipped by the Company are delivered in this manner. In cases where Local Distributors are not used, the Products are shipped by common carrier, couriers via pod distribution or UPS directly to Displayers.

     When the Displayer receives a bulk packaged order, she repackages the Products for individual customers and typically delivers them to the Hostesses, who in turn deliver the Products to customers. Displayers sometimes contact customers to confirm their satisfaction with their Products. Multiple contacts with Hostesses and customers provide Displayers several opportunities to provide information regarding the Company and its Products, which assists in the Displayers' sales and recruiting efforts.

     The Company is currently testing a direct ship program whereby orders would be shipped directly to an alternate address as requested by the Displayer. The program is intended to increase the Displayer's productivity by reducing the Displayer's time and effort dedicated to receiving and delivering product and focus more on selling. The Company expects to launch this program to all Displayers by December 31, 2002.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Refer to the information under Note 15 to Consolidated Financial Statements, which is hereby incorporated by reference.

COMPETITION

     The Company operates in a highly competitive environment. Products sold by the Company compete with products sold elsewhere, including department and specialty stores, mail order catalogs, internet and other direct-sales companies. The Company competes in the sale of Products on the basis of quality, price and service. Because of the limited number of Products it manufactures and its relatively small number of suppliers of finished Products, the Company is able to exercise some control over the quality and price of the Products. As a result, the prices charged by Displayers are within a range believed to be acceptable to their customers.

     The Company also competes with other direct-selling organizations, even those whose products may not compete with the Company's Products, in recruiting and retaining Displayers. The Company's success requires the recruitment, retention and integration into the Company's business of highly qualified management, sales, marketing and product development personnel.

     The Company is one of the largest members of the Direct Selling Association ("DSA"). The DSA is the national trade association of the leading firms that manufacture and distribute goods and services sold directly to consumers. More than 150 companies are members of the association, including many well-known brand names.

EMPLOYEES

     As of March 26, 2002, the Company employed approximately 1,300 persons, principally in the Dallas, Texas metropolitan area. None of the employees of the Company is represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     As of December 31, 2001, the Company owned the following properties, each of which is used for the respective purpose set forth below:

                                                                          APPROXIMATE
LOCATION(1)                                      PURPOSE                 SQUARE FOOTAGE
-----------                                      -------                 --------------
Carrollton(2).....................  Corporate headquarters; warehouse
                                    and distribution facility               660,000
Dallas............................  DWC manufacturing facility              209,000
Grand Island, Nebraska............  GIA manufacturing facility              140,000
Laredo............................  Laredo Candle manufacturing
                                    facility                                103,000
Coppell(3)........................  Vacant land                             317,500

---------------

(1) All cities are located in Texas, except as noted.

(2) In 2000, the Company purchased an undivided 100% interest in a 660,000 square-foot warehouse and distribution facility in Carrollton, Texas from Argent Frankford L.P. ("Argent") for approximately $21.4 million. In December 2000, the Company relocated its corporate staff from its former leased 75,000 square foot headquarters at Granite Tower, Dallas, Texas to the Company's warehouse and distribution facility in Carrollton, Texas. In February 2001, the Company subleased approximately 41,000 square feet of the Company's former leased headquarters to a subtenant and subleased an additional 2,567 square feet to the same subtenant on June 1, 2001. The Company has hired consultants to assist in subleasing the remaining unused space to its current subtenant or to another subtenant or to complete a buyout of the remaining lease obligation.

(3) The Company has contracted with realtors to assist with selling the vacant land in Coppell. Currently there is no sale contract pending.

     In 2000, the Company entered into a 60-month Industrial Lease with Parker Metropolitan, L.P. ("Parker") for land, building and related facilities located at 815 South Coppell, Coppell, Texas which is currently being used for overflow warehousing activities.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including product liability claims. The Company is also subject to certain environmental proceedings. The Company is not currently a party to any material litigation or proceeding, and is not aware of any litigation or proceeding threatened against it that could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock, $0.10 par value per share. As of March 26, 2002, the Company had outstanding 15,240,218 shares of common stock held by 192 shareholders.

     Holders of common stock are entitled to share ratably in dividends, if and when declared by the Company's Board of Directors (the "Board") out of funds legally available therefor. The Company is restricted in the amount of dividends that may be paid to holders of common stock pursuant to the credit agreement with its principal lenders (the "Senior Credit Facility") and the Indenture dated as of June 4, 1998 (the "Indenture"), among the Company, certain of its subsidiaries, as guarantors, and United States Trust Company of New York, as trustee, pursuant to which the Company issued its 10 1/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Preferred Stock Designation also provides that dividends cannot be paid on any junior securities unless all accrued and unpaid dividends on the Preferred Stock have been paid in full. Because of the terms of the Notes, the Company's Senior Credit Facility and the Preferred Stock Designation restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary is intended to highlight certain information contained elsewhere in this report. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" elsewhere in this report for greater detail.

                                                YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------
                                   1997       1998        1999       2000       2001
                                 --------   ---------   --------   --------   --------
                                         (IN THOUSANDS, EXCEPT DISPLAYER DATA)
STATEMENT OF OPERATIONS DATA:
Net sales......................  $468,845   $ 490,223   $503,344   $460,440   $461,693
Cost of goods sold.............   239,664     242,343    240,390    223,514    200,893
                                 --------   ---------   --------   --------   --------
Gross profit...................   229,181     247,880    262,954    236,926    260,800
Selling, general and
  administrative:
  Selling(1)...................    74,010      81,124     89,514     82,285     86,477
  Freight, warehouse and
     distribution..............    41,844      44,718     48,144     44,896     49,552
  General and
     administrative(1).........    23,921      20,641     29,193     48,867     57,176
  Loss (gain) on the sale of
     assets....................      (198)     (6,375)   (10,650)    (2,738)       495
  Stock option expense
     (credit)..................        --         563        912       (351)       (62)
  Homco restructuring..........        --          --         --      1,027         --
  Redundant warehouse and
     distribution..............        --          --         --      6,089      1,197
  Recapitalization
     expenses(2)...............        --       6,198         --         --         --
                                 --------   ---------   --------   --------   --------
       Total selling, general
          and administrative...   139,577     146,869    157,113    180,075    194,835
                                 --------   ---------   --------   --------   --------
Operating income...............    89,604     101,011    105,841     56,851     65,965
Other income (expense):
  Interest income..............     7,985       5,563      2,978      2,208      1,017
  Interest expense.............      (362)    (27,532)   (44,081)   (45,496)   (37,982)
  Other income (expense).......     2,884       1,020       (183)     2,116        431
                                 --------   ---------   --------   --------   --------
Other income (expense), net....    10,507     (20,949)   (41,286)   (41,172)   (36,534)
                                 --------   ---------   --------   --------   --------
Income before income taxes and
  extraordinary loss...........   100,111      80,062     64,555     15,679     29,431
Income taxes...................    37,919      31,807     22,967      5,892     10,671
                                 --------   ---------   --------   --------   --------
Income before extraordinary
  loss.........................    62,192      48,255     41,588      9,787     18,760
Extraordinary loss.............        --          --         --         --     15,200
                                 --------   ---------   --------   --------   --------
Net income.....................  $ 62,192   $  48,255   $ 41,588   $  9,787   $  3,560
                                 ========   =========   ========   ========   ========
OTHER FINANCIAL DATA:
Gross profit percentage........      48.9%       50.6%      52.2%      51.5%      56.5%
EBITDA(3)......................  $ 92,019   $ 104,567   $100,135   $ 75,259   $ 84,942
EBITDA margin(4)...............      19.6%       21.3%      19.9%      16.3%      18.4%
Cash flows provided by (used
  in):
  Operating activities.........  $ 60,285   $  59,147   $ 28,073   $ 28,001   $ 40,295
  Investing activities.........   (67,023)     69,083     (6,685)   (20,625)   (14,838)
  Financing activities.........   (21,760)   (191,329)   (30,274)     2,299    (53,428)
Depreciation and
  amortization.................     2,613       3,170      4,032      8,837      9,762

                                                YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------
                                   1997       1998        1999       2000       2001
                                 --------   ---------   --------   --------   --------
                                         (IN THOUSANDS, EXCEPT DISPLAYER DATA)
Capital expenditures...........     4,617       8,443     12,703     34,135     15,088
Dividends paid(5)..............    22,190       9,554         --         --         --
DOMESTIC DISPLAYER DATA:
Number of orders shipped.......   732,202     765,967    921,636    821,716    782,670
Average order size(6)..........  $    635   $     632   $    536   $    542   $    561
Active Displayers at end of
  period(7)....................    42,800      50,100     68,300     59,300     59,000
Average number of active
  Displayers during
  period(7)....................    41,400      45,600     59,000     61,900     58,300

                                                     AS OF DECEMBER 31,
                                  --------------------------------------------------------
                                    1997       1998        1999        2000        2001
                                  --------   ---------   ---------   ---------   ---------
                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.......  $104,262   $  41,024   $  32,406   $  41,720   $  13,712
Property, plant and equipment,
  net...........................    17,353      21,774      30,473      60,600      65,164
Total assets....................   244,190     132,448     161,541     165,398     154,548
Total debt (including current
  maturities)...................        --     487,000     455,546     465,333     317,842
Shareholders' equity
  (deficit).....................   189,931    (414,074)   (371,186)   (362,111)   (263,013)

---------------

(1) Certain non-recurring costs of $6.6 million and $8.2 million in 2001 and 2000 respectively, associated with non-capitalizable legal fees related to obtaining the waiver to the Senior Credit Facility, staff reductions, excess facilities, fees related to the Debt Restructuring (as defined in "Liquidity and Capital Resources," below), consulting costs associated with the Company's reorganization plan, accelerated amortization of leasehold improvements and the non-capitalizable costs of a new enterprise resource planning ("ERP") system, are also included in selling, general and administrative expense.

(2) Recapitalization expenses consist of amounts paid to the Company's financial and legal advisors in connection with the recapitalization of the Company in June 1998 (the "Recapitalization").

(3) EBITDA represents operating income plus depreciation and amortization, Recapitalization expenses, Homco restructuring expenses, redundant warehouse and distribution expenses, effects of SAB 101 and non-cash expenses for stock options, and excludes certain non-recurring costs associated with the corporate reorganization included in selling and general and administrative expense and any gains or losses on the sale of assets. EBITDA generally is considered to provide information regarding a company's ability to incur and service debt, and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered in isolation, as a substitute for net income, cash flows from operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity.

(4) Defined as EBITDA as a percentage of net sales.

(5) Because the terms of the Notes and the Senior Credit Facility and the Preferred Stock Designation restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends in the foreseeable future.

(6) Average order size is calculated based on net sales divided by number of orders. For purposes of this calculation, international sales of approximately $4.1 million, $6.4 million, $9.1 million, $15.1 million and $22.9 million for 1997, 1998, 1999, 2000 and 2001 have been excluded from net sales, respectively.

(7) An active Displayer must have placed an order with the Company within the prior 14 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) Displayer recruiting and activity levels; (ii) loss or retirement of key members of management; (iii) imposition of federal or state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of new products and promotion programs;
(vii) unexpected problems associated with the new ERP system. Many of these factors will be beyond the control of the Company; and (viii) general economic conditions.

     Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

COMPANY BACKGROUND

     The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of December 31, 2001, the Company sold its Products to approximately 59,000 active Displayers located in the United States; the Company is also represented in Mexico, Puerto Rico and Canada. The Company's sales are dependent upon the number of Displayers selling the Company's Products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales.

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

     Historically, the Company has benefited from relatively stable gross profit and operating profit margins. Once a Product is introduced into the Company's product line, the price at which the Company purchases the Product from its suppliers and the price at which the Company sells the Product to Displayers seldom changes. The Company has steadily improved its gross profit margin since mid-1997, when the markup on all new Products was increased. Prior to that time, the Company seldom changed Product markups. During 2000 and 2001, the Company expanded its product line with new Product categories which are targeted to appeal to a broader market.

     The Company delivers its Products to Displayers via common carrier, couriers via pool distribution, UPS and a regional network of Local Distributors. Unlike many other direct sales companies that the Company believes charge their customers shipping costs, the Company delivers the majority of its Products to Displayers in the 48 contiguous states and Mexico free of shipping charges if minimum order sizes are met. The

Company realizes substantial cost savings from the volume discounts it receives from its common carriers and from its use of Local Distributors. The use of Local Distributors enables the Company to avoid the premiums charged by common carriers for delivery to private residences, where most Displayers receive their deliveries. In addition, the Company believes that, as a result of its good relationships with its common carriers and the Local Distributors, it is able to quickly deliver its Products with minimal shipping errors or product damage.

     In March 2000, the Company implemented a new Hostess Program. The new Hostess Program enables Hostesses to select merchandise from the entire product line rather than from a limited number of exclusive Hostess Products offered under the previous Hostess Program. Hostesses who meet certain sales thresholds receive Products in an amount equal to 20% of the sales generated at the Show. Hostesses also qualify for 55% discount bonus buys and can receive additional gifts for bookings. Several times per year, the Company will increase the Hostess Program benefit to 30% or even 40% of the sales generated at the Show. The exclusive line of Hostess Products offered under the previous Hostess Program represented low-margin, non-commissionable merchandise. The conversion of these items to retail merchandise has resulted in higher gross profit margins for the Company, as well as higher selling expenses, as essentially all Products are commissionable. In addition, as of March 2000, the Company discontinued the Hostess merit program, which resulted in an increase in general and administrative expenses due to a reduction in income from unredeemed Hostess merits. The Company believes that, in addition to simplifying the reward process, the new Hostess Program will also benefit Displayers by increasing the Product selection for Hostesses and customers.

     In June of 1998, the Company issued $200.0 million of Notes and entered into a $340.0 million Senior Credit Facility, which includes $40.0 million of revolving loans (the "Revolving Loans"). The Senior Credit Facility provides for a $200.0 million term loan (the "Tranche A Loan"), a $100.0 million term loan (the "Tranche B Loan"), and $40.0 million of Revolving Loans. The Company may use the Revolving Loans for letters of credit of up to $15.0 million. Letters of credit of $1.5 million were outstanding as of December 31, 2001 and 2000.

COMPANY STRATEGY

     The Company has evolved its strategy to put greater focus on what management believes to be the key drivers of the business which are recruiting, retention and productivity of the Displayer base and leveraging of the assets of the manufacturing subsidiaries.

     The number of new Displayers who have been recruited during the year and approved through the Company's application process increased 20% in 2001 as compared to 2000 resulting from the successful implementation of the Company's career strategies and promotions directed at recruiting. In 2002, the Company will continue its focus on recruiting.

     In 2001, the Company experienced an increase in retention of Displayers with greater than two years of service. The retention of experienced Displayers was a result of significant improvements in areas such as product distribution fulfillment rates, product selection and Displayer training and motivation. Fulfillment rates for product distribution increased 3% to 99% at the end of 2001 as compared to 96% at the end of 2000 and were the result of improvements in the automated order fulfillment system and inventory management process. The Company also introduced new Products in 2001 in an attempt to give the product line a fresh and more innovative look. These new Products were carefully selected and tested with Displayers prior to their introduction and placement in the product line. In 2002, the Company has launched a new children's line and a new line of prints from the award-winning artist Thomas Kinkade, also known as the "Painter of Light(TM)". The initial responses to these new product lines have been positive.

     The Company introduced sales promotion and development activities directed at helping Displayers increase their individual sales. Displayer productivity increased 5% as measured by average annual sales per Displayer. Sales tools such as the "Show Flip Chart" introduced in 2001, have helped the Displayers conduct successful Show presentations. The 2001 productivity increase was also partially attributable to the success of the "Pocketful of Hope" charity initiative raising $1.0 million for the American Red Cross Association.

     In addition to recruiting, retention and productivity, the Company initiated improvements in other operational areas. The Company continues to emphasize Products of its manufacturing subsidiaries which provide opportunities for gross margin improvement and leverage of the fixed expense component of its cost structure. The manufacturing subsidiaries have also initiated additional sales to customers external to the Company. Outside sales of the manufacturing subsidiaries were approximately $1.6 million in 2001, and the Company expects outside sales of the manufacturing subsidiaries to exceed $10.0 million in 2002. In addition, a review of the Company's import purchasing strategy prompted changes in the Company's methods of inventory management which have created gross margin improvements related to imported products. Finally, the Company initiated business operations in Canada during 2001 as a way of developing and promoting growth of the core business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to allowances for bad debts, inventory reserves and actuarially determined insurance reserves. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  ALLOWANCES FOR BAD DEBTS

     The Company maintains allowances for bad debts for estimated losses resulting from uncollectible amounts due from Displayers. The primary factor considered by the Company in determining its allowance for bad debts is the age of outstanding receivables. If the financial condition of the Company's Displayers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  INVENTORY RESERVES

     The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its Products and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

  INSURANCE RESERVES

     The Company is self-insured and provides reserves for estimated workers' compensation claims and incurred but not reported workers' compensation claims. The Company takes into consideration the status of current and historical claims and actuarial estimates of losses from such claims to determine the reserve amounts. If current or future claims are higher than estimated, additional reserves may be required.

RESULTS OF OPERATIONS

  2001 COMPARED TO 2000

     Net sales increased $1.3 million, or 0.3%, to $461.7 million in 2001 from $460.4 million in 2000. The increase was primarily a result of a more productive Displayer base with an average order size 3.5% higher to $561 in 2001 as compared to $542 in 2000. The number of active Displayers remained stable at approximately 59,000 as of December 31, 2001 as compared to approximately 59,300 at December 31, 2000. The number of orders shipped decreased 4.8% to 782,670 orders in 2001 from 821,716 orders in 2000.

     Gross profit increased $23.9 million, or 10.1%, to $260.8 million in 2001 from $236.9 million in 2000. As a percentage of net sales, gross profit increased to 56.5% in 2001 from 51.5% in 2000. The increase in the gross profit percentage was primarily due to the continued introduction of new Products with higher gross margins and an increased focus on emphasizing the Products of our manufacturing subsidiaries. In addition, gross profit in 2000 included charges to cost of goods sold recorded in the fourth quarter of 2000 related to an inventory write-off of $1.1 million. Charges for obsolete inventory decreased $2.5 million to $2.8 million as of December 31, 2001 from $5.3 million as of December 31, 2000. The decrease in the inventory reserve is related to the implementation of a more effective product discontinuation process which retires less profitable Products more efficiently.

     Selling expense increased $4.2 million, or 5.1%, to $86.5 million in 2001 from $82.3 million in 2000. As a percentage of net sales, selling expense increased to 18.7% in 2001 from 17.9% in 2000. Selling expense increased as a result of an increase in the cost associated with the Company's annual seminar and rallies of $2.0 million over the prior year. In addition, Director bonuses increased $3.4 million and royalties increased $1.3 million, both of which are due to increased commissionable sales over the prior year. These increases were partially offset by decreases in employee compensation of $1.1 million and promotional related expenses of $0.6 million.

     Freight, warehouse and distribution expense increased $4.7 million, or 10.4%, to $49.6 million in 2001 from $44.9 million in 2000. These costs were 10.7% of net sales in 2001 compared to 9.8% in 2000. This increase was due to a combination of increased freight related expenses as a result of increased distributor compensation and a larger percentage of candle orders which increases freight costs due to the smaller and heavier packages. Redundant warehouse and distribution costs of $1.2 million in 2001 and $6.1 million in 2000, primarily relating to duplicate facility costs and redundant temporary labor, have been reclassified to a separate operating expense line item in the accompanying Consolidated Statements of Operations and Comprehensive Income.

     General and administrative expense increased $8.3 million, or 17.0%, to $57.2 million in 2001, from $48.9 million in 2000. This increase was primarily due to a $5.4 million increase in employee related expenses such as wages, bonuses and 401(k) contributions, $1.0 million of increased depreciation related to additional depreciable assets being placed into service and an increase in utilities of $0.6 million over the prior year. Additional items such as charitable contributions increased $0.6 million and repairs and maintenance increased $0.7 million. Certain non-recurring costs of $6.3 million and $8.2 million in 2001 and 2000 respectively, associated with non-capitalizable legal fees related to obtaining the waiver to the Senior Credit Facility, staff reductions, excess facilities, fees related to the Debt Restructuring (as defined below), consulting costs associated with the Company's reorganization plan, accelerated amortization of leasehold improvements and the non-capitalizable costs of a new ERP system, are also included in general and administrative expense. See "Liquidity and Capital Resources."

     Loss (gain) on the disposition of assets of approximately $0.5 million was recorded in 2001 related to an impairment loss on an extruder machine at Laredo Candle as well as a loss on the sale of land at DWC. A gain of $2.7 million was recorded in 2000 related to the sales of distribution facilities and associated land and investments held for sale.

     Stock option credits of approximately $62,000 and $351,000 were recorded in 2001 and 2000 respectively.

     Homco restructuring expense of approximately $1.0 million was recorded in 2000 as a result of non-recurring costs related to the consolidation of Homco's operations into GIA.

     Redundant warehouse and distribution expenses of $1.2 million and $6.1 million were recorded in 2001 and 2000, respectively, and consist primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility. The Company does not anticipate additional costs of this nature in 2002.

     Interest income decreased $1.2 million, or 53.9%, to $1.0 million in 2001 from $2.2 million in 2000 due to lower average investment balances.

     Interest expense decreased $7.5 million, or 16.5%, to $38.0 million in 2001 from $45.5 million in 2000. The interest expense in 2001 declined as compared to 2000 due to a decline in LIBOR rates in 2001 as it relates to the Senior Credit Facility. In addition, the completion of the Debt Restructuring in July 2001 contributed to the decrease in interest expense.

     Other income (expense) in 2000 includes income of approximately $1.2 million to adjust to fair market value the option provision of the Company's interest rate swap agreement.

     Income taxes increased $4.8 million to $10.7 million in 2001 from $5.9 million in 2000. Income taxes, as a percentage of income before income taxes, was 36.3% in 2001 compared to 37.6% in 2000. The difference relates to corporate restructuring of subsidiaries, thereby lowering the overall state income tax percentage.

     Extraordinary loss was recorded in the year ended December 31, 2001 as a result of completion of the Debt Restructuring in July 2001. As a result of the foregoing Debt Restructuring, for financial reporting purposes, the Company wrote off $2.4 million in unamortized debt issuance costs, net of $902,000 in taxes, and recorded $13.7 million of income taxes.

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

     Gross profit decreased $26.1 million, or 9.9%, to $236.9 million in 2000 from $263.0 million in 1999. As a percentage of net sales, gross profit declined to 51.5% in 2000 from 52.2% in 1999. The decrease in the gross profit percentage was primarily due to charges to cost of goods sold recorded in the fourth quarter of 2000 related to inventory. An inventory write-off of $1.1 million was recorded to adjust to the physical inventory count as of December 31, 2000. In addition, the reserve for obsolete inventory increased $3.5 million to $4.9 million as of December 31, 2000 from $1.3 million as of December 31, 1999. The reserve for obsolete inventory increased primarily to address Christmas and other less-productive Products marked to be discontinued.

     Selling expense decreased $8.0 million, or 9.0%, to $81.7 million in 2000 from $89.7 million in 1999. As a percentage of net sales, selling expense remained relatively constant at 17.7% in 2000 as compared to 17.8% in 1999. Selling expense decreased as a result of lower reimbursed selling expenses, reduced incentive costs and lower bonus accruals for sales directors. However this decrease was offset by higher effective commission rates, which began to increase in March 2000 in connection with the implementation of the new Hostess program when substantially all products were made commissionable.

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

     General and administrative expense increased $20.7 million, or 76.2%, to $48.0 million in 2000, from $27.3 million in 1999. This increase was primarily due to an increase in corporate headquarter rental expense of $1.3 million, an increase in credit card fees of $4.7 million in connection with Home Online and an increase in depreciation expense of $3.9 million in connection with a higher level of capital expenditures. Certain additional non-recurring costs of $8.2 million associated with accelerated amortization of leasehold improvements, staff reductions and excess facilities are also included in general and administrative expense for the year ended December 31, 2000. There were no non-recurring costs of this nature included in general and administrative for the year ended December 31, 1999. The increase was also partially attributable to a reduction in income of $1.5 million from unredeemed Hostess merits in 2000 as compared to 1999.

     Loss (gain) on the disposition of assets of approximately $2.7 million were recorded in 2000 from the sales of distribution facilities and associated land and investments held for sale, as compared to $10.7 million in 1999 principally from the sale of office, warehouse and distribution facilities and associated land.

     Stock option credits of approximately $351,000 were recorded in 2000 as compared to an expense of approximately $912,000 in 1999 as a result of a decrease in the weighted average fair value of options outstanding as of December 31, 2000 as compared to December 31, 1999.

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

     Interest expense increased $1.4 million, or 3.2%, to $45.5 million in 2000 up from $44.1 million in 1999. This increase was the result of interest due on the Notes and the Senior Credit Facility, which increased as a result of the increase in the LIBOR rate during 2000. In addition, the Company incurred interest expense of $0.7 million on the borrowings outstanding under the Revolving Loans during 2000.

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

SEGMENT PROFITABILITY

     The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their Products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico, Puerto Rico and Canada. International sales are directly attributable to the number of international Displayers the Company has selling its Products. The Company's chief operating decision maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 15 to Consolidated Financial Statements.

     Consolidated net sales increased $1.3 million, or 0.3%, to $461.7 million in 2001 from $460.4 million in 2000. A decrease in the Company's domestic direct sales of $4.0 million was offset by an increase in International sales of $7.8 million, or 51.1%, to $22.9 million in 2001 from $15.1 million in 2000 due to expansion of the international Displayer network primarily in Mexico. Manufacturing related sales increased $30.9 million, or 35.3%, to $118.5 million in 2001 from $87.6 million in 2000 primarily due to increased sales at Laredo Candle of $24.3 million over prior year. Manufacturing net sales for 2002 are expected to increase as a result of additional outside sales as described below. Consolidated net sales decreased $42.9 million, or 8.5%, to $460.4 million in 2000 from $503.3 million in 1999 primarily due to the $46.7 million decrease in the Company's domestic direct sales. International sales increased $6.0 million, or 66.5%, to $15.1 million in 2000 from $9.1 million in 1999 due to expansion of the international Displayer network.

     Laredo Candle and DWC are in the process of developing sales for vendors outside of HI. Combined outside sales of over $10.0 million are expected through 2002, primarily related to Laredo Candle. Gross margin is expected to increase as well as each company has worked to negotiate a favorable pricing structure with each of its vendors. However, if outside sales increase as expected, the Company could run into capacity issues at Laredo Candle. The Company is in the process of analyzing these issues.

     Consolidated EBITDA increased $9.6 million, or 12.9%, to $84.9 million in 2001 from $75.3 million in 2000 primarily due to increased manufacturing profitability in 2001. Domestic EBITDA decreased $7.2 million primarily due to increased operating expenses as discussed previously in "Results of Operations." As an offset, manufacturing related EBITDA increased $16.2 million or, 91.6%, to $33.9 million in 2001 from $17.7 million in 2000 primarily due to increased EBITDA at Laredo Candle of $10.1 million over prior year. Consolidated EBITDA decreased $24.8 million, or 24.8%, to $75.3 million in 2000 from $100.1 million in 1999 primarily due to decreased sales volume resulting from a less profitable Displayer base and to higher selling, general and administrative costs in the Company's domestic direct sales business relative to sales. Manufacturing related EBITDA decreased $0.3 million, or 1.8%, to $17.7 million in 2000 from $18.0 million in 1999 due to lower production volumes and product mix in the latter half of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased to $13.7 million as of December 31, 2001, from $41.7 million at December 31, 2000. The decrease resulted primarily from $14.8 million and $53.4 million used in investing and financing activities, respectively, offset in part by $40.3 million provided by operating activities.

     Net cash of $40.3 million provided by operating activities consisted primarily of $35.9 million from net income, as adjusted for non-cash items, and $4.4 million provided by working capital and other activities. Net cash provided by working capital and other activities resulted from increases in accounts payable and other accrued liabilities, partially offset by an increase in inventories. The increase in inventories and accounts payable was primarily a result of purchases in preparation for a greater number of new Products that the

Company introduced with the launch of the Company's children's line in February 2002. In addition, the Company instituted a change in import purchasing procedures. The Company now assumes ownership of its Products at an earlier stage in the procurement process than it did in 2000.

     Net cash of $14.8 million used in investing activities primarily resulted from $15.1 million in capital expenditures for the purchase of computer hardware and software and investments in the consolidated warehouse and distribution facility and manufacturing facilities. These expenditures were partially offset by the proceeds received for the sale of property, plant and equipment.

     In November 2001, the Company initiated a project to install a new ERP system and selected the J.D. Edwards, OneWorld XE Solutions, software package. The Company elected to undertake this project to mitigate the risks associated with the stability and productivity of the current information. The Company expects that the new ERP system will increase scalability, enhance functionality and provide a strong technical foundation to support anticipated growth. The implementation of the new ERP system is expected to be completed before December 31, 2002. The Company could experience business interruption and an increase to current cost estimates of the project if the estimated project plan were to encounter unexpected delays.

     Estimated fiscal 2002 capital expenditures of approximately $12.0 million relate primarily to the design and implementation of the new ERP system and will be funded primarily through working capital.

     Cash used in financing activities of $53.4 million consists primarily of net payments of $30.0 million under the Revolving Loans. As a result of the timing and the magnitude of working capital requirements and capital expenditures, the Company utilized the Revolving Loans at varying times during 2001. As of December 31, 2001 there was no outstanding balance on the Revolving Loans as compared to $30.0 million outstanding on December 31, 2000. Financing activities also included payments under the Senior Credit Facility of $20.3 million and $27.2 million in 2001 and 2000, respectively.

     Net cash provided by operating activities decreased $0.1 million during 2000 as compared to 1999. Net income, as adjusted for non-cash items, decreased $19.7 million from $43.9 million in 1999 to $24.1 million in 2000. Net cash provided by working capital and other activities increased by $3.9 million in 2000 as compared to a decrease of $15.8 million in 1999. A decrease in accounts receivable of $1.5 million in 2000 primarily resulted from a promotion at December 31, 2000 to encourage payment of Displayer receivable balances. A decrease in inventories of $10.0 million in 2000 was primarily a result of the consolidation of manufacturing and distribution facilities, which eliminated the need to maintain duplicate inventory sites. These changes were offset by decreases in accounts payable of $3.3 million and decreases in royalties payable of $5.2 million. Accounts payable decreased as a result of the timing of invoice payments at year end compared to the prior year, and royalties payable decreased as a result of lower sales compared to prior year.

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

     Prior to July 2000, the Company owned a 60% majority interest in Laredo Candle. In July 2000, the Company purchased the remaining 40% minority interest for cash of $8.7 million. Of the total purchase price, $900,000 was held in escrow and was subject to offset if certain performance standards were not satisfied by Laredo Candle during the twelve months ended June 30, 2001. In July 2001, the entire $900,000 held in escrow was released and paid to the seller. The Company accounted for the acquisition using the purchase method of accounting. Goodwill of $4.2 million, representing the excess of cost over the fair value of net assets acquired, is being amortized over 15 years. In 2002, the Company will adopt the provisions of SFAS 142 which requires that goodwill is no longer amortized but reviewed annually for impairment.

     Net cash provided by financing activities was $2.3 million in 2000 as compared to the Company's use of cash for financing activities of $30.3 million in 1999. This change was primarily as a result of the $30.0 million of Revolving Loans borrowed during 2000.

     Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $30.0 million of Revolving Loans, which mature on June 30, 2004. The Revolving Loans were reduced from $40.0 million to $30.0 million as a result of the amendment to the Senior Credit Facility in March 2001.

     The Company paid a total of $55.8 million in debt service for 2001, consisting of principal payments under the Senior Credit Facility of $20.3 million, interest under the Senior Credit Facility of approximately $16.0 million, interest of $18.3 on the Notes and interest of $1.2 million on the Revolving Loans. The Company anticipates that its debt service requirements will total $42.9 million in 2002, consisting of principal payments due under the Senior Credit Facility of $13.5 million, interest due under the Senior Credit Facility of $14.0 million, interest of $15.1 million due on the Notes, and interest of $0.3 million on the Revolving Loans.

     On July 16, 2001, a limited partnership owned by Hicks Muse, certain members of the Carter family, and their respective affiliates ("the Note Limited Partnership") transferred $50.9 million aggregate principal amount of Notes that the Note Limited Partnership had acquired in the open market in January 2001 for approximately $23.0 million plus accrued interest to the Company in exchange for 50,900 shares of 12.5% Senior Convertible Preferred Stock, par value $0.01 per share, issued by the Company (the "Senior Preferred Stock"). Concurrently, another limited partnership owned by Hicks Muse, certain members of the Carter family, and their respective affiliates (the "Debt Limited Partnership"): (i) transferred its interest in approximately $44.9 million of the Company's senior bank debt which it had purchased in March 2001 for approximately $35.6 million to the Company in exchange for 44,927.98 shares of Senior Preferred Stock and
(ii) purchased an additional 231 shares of Senior Preferred Stock for $231,000 cash. The transactions described in this paragraph are collectively referred to herein as the "Debt Restructuring."

     In conjunction with the Debt Restructuring, the Company designated 96,058.98 shares of Senior Preferred Stock. The shares of Senior Preferred Stock have a par value of $0.01 per share and a liquidation preference of $1,000 per share, together with all declared or accrued and unpaid dividends thereon. In the event of any liquidation of the Company, holders of shares of Senior Preferred Stock shall be paid the liquidation preference plus all accrued dividends to the date of liquidation before any payments are made to the Common Stock holders. Dividends, as and if declared by the Company's Board of Directors, are cumulative and payable quarterly beginning October 1, 2001 at the rate of 12.5% of the liquidation preference per annum. No dividends have been paid or declared as of December 31, 2001. Each share of Senior Preferred Stock is convertible at any time at the option of the holder for 51.49330587 shares of the Company's Common Stock. In 2001, as a result of completion of the Debt Restructuring and for financial reporting purposes, the Company wrote off $2.4 million in unamortized debt issuance costs, (with a related income tax benefit of $902,000) and recorded $13.7 million of income taxes.

     The Company will not report significant net taxable income in respect of the Debt purchase transactions and the issuance of the Preferred Stock. However, if tax is found to be due and payable by the Company with respect to such transactions prior to the termination of the Senior Credit Facility, the Note Limited Partnership and the Debt Limited Partnership are required, at their option: (i) to make a cash contribution to the capital of the Company; (ii) to purchase shares of common stock of the Company at the then-current market value; or (iii) to purchase additional shares of Preferred Stock, in each case in an aggregate amount equal to the net amount of tax paid by the Company.

     Concurrently with the exchanges described above, the Company's Senior Credit Facility was amended and restated. Changes resulting from such amendment and restatement include, among other things, an increase of $10.0 million in the Revolving Loans. In addition, the maturity date of the Tranche A Loan and Tranche B Loan was extended for an additional six-month period.

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, and maximum leverage ratios, capital expenditure measurements, and EBITDA measurements. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis beginning in March 2003. As of December 31, 2001, cumulative preferred stock dividends in arrears were $5.5 million.

     The Company is in compliance with all covenants or other requirements set forth in its credit agreements indentures. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

     The following table summarizes the contractual obligations at December 31, 2001, and the effects such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

                                                            PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------
                                                       LESS THAN                           AFTER 5
                                             TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                            --------   ---------   ---------   ---------   --------
CONTRACTUAL OBLIGATIONS:
Long term debt............................  $310,959    $13,500    $ 91,500     $56,859    $149,100
Capital lease obligations.................     6,883      1,531       3,607       1,745          --
Non-cancelable operating lease
  obligations.............................    14,269      1,873       5,634       3,381       3,381
Letters of Credit.........................     1,500      1,500          --          --          --
                                            --------    -------    --------     -------    --------
  Total contractual cash obligations......  $333,611    $18,404    $100,741     $61,985    $152,481
                                            ========    =======    ========     =======    ========

     Long-term debt consists of borrowings under the Senior Credit Facility and Notes. These borrowings require quarterly principal payments. The Company may, at its option, prepay the term loans without premium or penalty.

     The Company entered into capital lease obligations for equipment associated with the automated order fulfillment system being used in the warehouse and distribution facility. The lessor funded the equipment purchase when construction of the automated order fulfillment system was completed in April 2000. The initial term of each of the leases is seven years. Interest is imputed at approximately 6.1% per annum. The Company also leases office furniture and equipment.

     The Company has two outstanding operating leases related to the Granite facilities and the Coppell warehouse. The majority of the Granite lease has been subleased. See "Item 2. Properties."

     During the year ended December 31, 2001, the Company had a letter of credit outstanding related to an insurance policy. The policy expires on April 1, 2002.

     At December 31, 2001 and 2000, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity or market or credit risk that could arise if the Company had engaged in such relationships.

     The Company's near and long-term operating strategies focus on broadening the Displayer base through recruiting efforts and increasing retention and productivity of the existing Displayer base. The Company believes that cash on hand, net cash flow from operations and borrowings under the Revolving Loans will be sufficient to fund its cash requirements through the year ended December 31, 2002. Cash requirements will consist primarily of payments of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

     New Warehouse and Distribution Facility. On December 1, 1999, the Company sold substantially all of its owned properties and facilities in the Dallas area, including all of its warehouse and distribution facilities and its corporate headquarters, for approximately $14.7 million. During 2000, the Company used the $14.7 million in net proceeds from this sale and $5.4 million from the sale of the Homco facility and another facility to purchase an undivided 100% interest in the new warehouse and distribution facility from Argent. The new warehouse and distribution facility was purchased for a total of approximately $21.4 million, and the Company incurred approximately $2.5 million in improvements to construct office space in the facility. Capital expenditures of $2.1 and $14.5 million in 2001 and 2000 were incurred related to costs associated with the automated order fulfillment system in the consolidated distribution facility.

     The new warehouse and distribution facility allowed the Company to consolidate its previous warehouse and distribution operations from several smaller facilities into a single larger facility, with the exception of one facility in Coppell, Texas which the Company uses for overflow warehousing needs. In May 2000, the Company implemented an automated order fulfillment system which includes a new conveyor system, special racks and storage bins and a warehouse management software system. Upon implementation, the Company began encountering delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. However, the Company has identified and corrected the identified system design problems and improved the overall productivity of the consolidated distribution facility.

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

     Corporate Headquarters Facility. On January 3, 2000, the Company entered into a ten year lease with Granite for a new corporate headquarters location in Dallas, Texas. The Company's offices occupied approximately 75,000 square feet of office space at an annual rent of approximately $1.6 million. Tenant improvements to customize the space totaled approximately $2.9 million, of which approximately $2.0 million was borne by the landlord as improvement allowances. Additionally, on December 30, 1999, the Company entered into a $1.2 million capital lease obligation for certain furniture and fixtures to be used in the new corporate headquarters. In December 2000, the Company moved the corporate headquarters from these facilities to the new warehouse and distribution facility. The Company has subleased approximately 44,000 square feet of the Company's former leased headquarters to a subtenant. The Company has hired consultants to assist in subleasing the remaining unused space or to complete a buyout of the remaining lease obligation. See Note 8 to the Consolidated Financial Statements.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate risks on changes in interest rates, the Company uses derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's international operations are becoming significant, and as a result, changes in foreign currency exchange rates could have a material effect on the Company in the future.

     The Company is exposed to market risks related to changes in interest rates. In July 1998, the Company entered into an interest rate swap agreement that expired in December 2001 to limit the effect of changes in interest rates on long-term borrowings. Under the swap, the Company pays interest at 5.50% on a notional amount of $75.0 million and receives interest thereon at three-month LIBOR on a quarterly basis when the three-month LIBOR rate exceeds 5.50% and is below 6.44%. If LIBOR is greater than 6.44% at the commencement of any quarterly reset period, a knockout provision provides that the Company will receive no payment under the swap during such period and the Company pays interest at the floating rate.

     In May 2000, the Company terminated the swap portion of a $75.0 million interest rate swap that expired in December 2001 and received approximately $1.0 million, which resulted in a deferred gain of approximately $722,000. The gain was recorded as a current liability and was fully amortized as of December 31, 2001 as an adjustment to interest expense. The option portion of this instrument had a fair market value of $38,000 at December 31, 2000 and is included in current liabilities. On December 31, 2001, the option portion of this instrument expired.

     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates. The interest rates are weighted between the Tranche A Loan and the Tranche B Loan based on debt outstanding and are estimated based on implied forward rates using a yield curve as of December 31, 2001.

                                               EXPECTED MATURITY DATE
                             ----------------------------------------------------------
                              2002      2003      2004      2005      2006      TOTAL     FAIR VALUE
                             -------   -------   -------   -------   -------   --------   ----------
                                                         (IN THOUSANDS)
Liabilities
Variable-rate debt.........  $13,500   $18,500   $26,000   $47,000   $56,859   $161,859    $161,859
Average interest rate......     4.71%     7.05%     8.40%     8.70%       --         --          --

     The Company sells its products in Mexico, and as a result, is subject to market risk exposure of foreign currency devaluation. Because the Company's international operations are becoming significant, any decrease in value of the peso could have a material adverse effect on the Company's results of operations or liquidity.

INFLATION

     Although the Company's operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company's operations in 1999, 2000 or 2001.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

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

     SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually and in special circumstances. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in pretax income of approximately $391,000 per year.

     SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of the fiscal year. The Company will adopt the provisions of this statement on January 1, 2002 and does not anticipate any material financial accounting impact associated with its adoption.

     In September 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products", which addresses the income statement characterization of stock option awards, royalties, and other cash consideration the Company pays its District Directors, Branch Directors, Group Directors, Unit Directors and Trainers. The provisions of EITF 01-09 are required to be adopted starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of this new guidance.

     As a result of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), effective January 1, 2001 the Company transferred a liability balance of approximately $456,000 related to the deferred gain on the terminated swap portion of an interest rate swap to Other Comprehensive Income. This balance was fully amortized into earnings as an adjustment to interest expense during 2001.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Securities and Exchange Commission requires that registrants include information about the potential effects of changes in interest rates and currency exchange on their financial statements. Refer to the information appearing under the subheading "Market-Sensitive Instruments and Risk Management" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," which information is hereby incorporated by reference into this Item 7A. All statements other than historical information incorporated into this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, the factors discussed in this report. Based on our debt balance as of December 31, 2001, a one point increase or decrease in the variable interest rate for the Tranche A Loan and the Tranche B Loan would result in an increase or decrease in pretax earnings of approximately $1.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and financial statement schedule of the Company and its subsidiaries required by this Item 8 are listed in Part IV,
Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information as of March 2002 with respect to those individuals who are serving as members of the Board or as executive officers of the Company.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Donald J. Carter, Jr. ....................  41    Chairman of the Board and Chief Executive
                                                  Officer
Barbara J. Hammond........................  71    Director and Vice Chairman
Christina L. Carter Urschel...............  38    Director, Vice Chairman and National
                                                  Spokesperson
Michael D. Lohner.........................  39    President and Chief Operating Officer
Kenneth J. Cichocki.......................  49    Sr. Vice President of Finance and Chief
                                                  Financial Officer
Nora I. Serrano...........................  36    Sr. Vice President of Sales Training and
                                                  Development
Thomas O. Hicks...........................  56    Director
Jack D. Furst.............................  43    Director
Joseph Colonnetta.........................  40    Director
Sheldon I. Stein..........................  48    Director
Robert H. Dedman, Jr. ....................  44    Director
Gretchen M. Williams......................  45    Director

     Set forth below is a description of the backgrounds of those persons who are serving as members of the Board and as executive officers of the Company. All of the Company's officers are appointed by the Board and serve at its discretion.

     Donald J. Carter, Jr. has served as Chief Executive Officer of the Company since October 1997 and in June 1998 became Chairman of the Board. Since he joined the Company in 1984, Mr. Carter has also served the Company in various executive capacities, including as Executive Vice President of Sales from 1994 to 1997. Mr. Carter is Vice Chairman of the Direct Selling Association ("DSA") and is nominated to become Chairman of the DSA in June 2002. Mr. Carter also serves on the Board of Directors of the Direct Selling Educational Foundation. Mr. Carter is the brother of Christina L. Carter Urschel.

     Barbara J. Hammond has served as Vice Chairman of the Company since February 2000 and as of January 1, 2002, is a consultant to the Company and has been a director of the Company since 1970. Ms. Hammond served as President of the Company from 1995 to January 2000. Ms. Hammond has served the Company in various executive capacities from 1986 to 1995, including as National Sales Manager and Executive Vice President of Sales. Ms. Hammond originally joined the Company as a Displayer in 1960, when she was personally trained by Mary C. Crowley, and rose to become one of the Company's top Displayers and Directors.

     Christina L. Carter Urschel has served the Company as Vice Chairman and National Spokesperson since November 1, 2001, President from February 2000 to November 1, 2001, and has been a Director of the Company since May 1995. Ms. Urschel served as Executive Vice President of the Company from 1997 to January 2000, and as Vice President from 1994 to 1997. Ms. Urschel joined the Company in 1987 and, since that time, has undertaken various sales and marketing responsibilities. Ms. Urschel is the sister of Donald J. Carter, Jr.

     Michael D. Lohner has served the Company as President and Chief Operating Officer since November 1, 2001, as Executive Vice President and Chief Operating Officer from January 10, 2001 to November 1, 2001, and as Sr. Vice President and Chief Operating Officer from May 24, 2000 to January 10, 2001. Mr. Lohner held various positions, including President and CEO, at Evergreen Alliance Golf Limited from 1991 through 1999. Mr. Lohner has also been in the "Executive in Residence" program of Hicks, Muse, Tate and Furst, Incorporated.

     Kenneth J. Cichocki has served the Company as Sr. Vice President of Finance and Chief Financial Officer since November 1, 2001 and as Vice President of Finance and Chief Financial Officer from November 2000 to November 1, 2001. From 1993 to October 1999, Mr. Cichocki served as a consultant for the RMP Group, a corporate consulting firm that provided financial and management consulting services. From 1980 to 1992, Mr. Cichocki served Guinness PLC in various capacities, including Chief Financial Officer of one of its divisions. Prior to joining Guinness, Mr. Cichocki served Price Waterhouse LLP from 1975 to 1980 as a Senior Accountant. Mr. Cichocki is a Certified Public Accountant.

     Nora I. Serrano has served the Company as Sr. Vice President of Sales Training and Development since November 1, 2001, as Vice President of Sales Training and Development from November 1, 2000 to November 1, 2001, and as Director of Sales Training and Development from April 15, 2000 to November 1, 2000. Prior to joining the company, Ms. Serrano held various positions in the Direct Selling Industry from 1993 through 2000 as a Sales and Marketing executive.

     Thomas O. Hicks has been a Director of the Company since June 1998. Mr. Hicks is Chairman of the Board and Chief Executive Officer of Hicks, Muse, Tate & Furst Incorporated. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks serves as a Vice-Chairman and Director of Clear Channel Communications, Inc., and is Chairman of Viasystems Group, Inc. Mr. Hicks also serves as a Director of CCI Holdings, Corpgroup Limited, Digital Latin America, Fox Pan American Sports LLC, MVS Corporation, Pinnacle Foods and Yell, Inc. He also serves on the Board of Directors of Crow Family Holdings, as well as the JP Morgan Chase National Advisory Board.

     Jack D. Furst has been a Director of the Company since June 1998. Mr. Furst is a Partner of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas-based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse, LLP. Mr. Furst serves on the Board of Directors of Viasystems Group, Inc., International Wire Holding Company, Cooperative Computing, Inc., LLS Corp. and Globix Corporation.

     Joseph Colonnetta has been a Director of the Company since August 1999. Mr. Colonnetta has served as a Principal of Hicks, Muse, Tate & Furst Incorporated since January 1999. From 1995 to 1998, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks, Muse, Tate & Furst Incorporated. From 1994 to 1995, Mr. Colonnetta was an Operating Partner and Chief Executive Officer of Triangle FoodService and StarMark Foods. From 1989 to 1994, Mr. Colonnetta was the Chief Financial Officer of TRC, a company specializing in repositioning and growing food-related companies. Mr. Colonnetta is also a Director of Cooperative Computing, Inc., Grupo Minsa, Safeguard Systems, Darling International and Talon Automotive, Inc.

     Sheldon I. Stein became a Director in July 1998. Mr. Stein is a Senior Managing Director and oversees the Southwest Region Investment Banking for Bear Stearns. Prior to joining Bear Stearns in 1986, Mr. Stein was a partner in the Dallas law firm of Hughes & Luce, where he specialized in corporate finance and mergers and acquisitions. Mr. Stein serves on the Boards of Directors of several companies including The Men's Wearhouse, Inc., and Fitz and Floyd. He is a Trustee of Brandeis University.

     Robert H. Dedman, Jr. became a Director of the Company in May 1999. Mr. Dedman is President and Chief Executive Officer of ClubCorp, Inc. and Chairman of ClubCorp USA, Inc. Mr. Dedman was Director of Corporate Planning for ClubCorp from 1980 to 1984 and then served as an associate at Salomon Brothers Inc specializing in mergers and acquisitions. In 1987 he returned to ClubCorp as CFO, was named President and Chief Operating Officer in January 1989 and Chief Executive Officer in July 1998. Mr. Dedman serves on the Board of Directors of ClubCorp, National Golf Foundation, Dallas Museum of Art, Southern Methodist University -- 21st Century Council and the Dedman School of Law, The University of Texas at Austin Development Board and is a National Trustee of The Boys & Girls Clubs of America.

     Gretchen M. Williams became a Director of the Company in December 1998. Ms. Williams is Co-Chairman of the Board and Co-Chief Executive Officer of Minyard Food Stores, Inc., its divisions Sack 'N Save and Carnival Food Stores and its subsidiary, Minyard Properties. She has been employed by Minyard Food Stores, Inc. since 1978. Ms. Williams also serves as a Director of Chase Bank of Texas N.A and Baylor University Medical Center.

     The Hicks Muse Shareholders (as defined below in "Item 12. Security Ownership of Certain Beneficial Owners and Management") and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the "Carter Shareholders") entered into a Shareholders Agreement (the "Shareholder Agreement") upon consummation of the Recapitalization. The Shareholders Agreement generally provides that Hicks Muse may designate six directors. Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel, as designees (the "Carter Designees") of the Carter Shareholders may designate three directors and Hicks Muse and the Carter Designees mutually may designate two independent directors. Thomas O. Hicks, Jack D. Furst, Joseph Colonnetta and Sheldon I. Stein are designated as directors by Hicks Muse. Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel are designated as directors by the Carter Designees. Hicks Muse and the Carter Designees mutually designated Robert H. Dedman, Jr. and Gretchen M. Williams as independent Directors of the Company. Hicks Muse has not designated the additional directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during each of the three years, or as applicable, in the period ended December 31, 2001, to the Chief Executive Officer and the other four most highly compensated executive officers who were serving as executive officers at December 31, 2001 (the "Named Executive Officers").

                                                                ANNUAL COMPENSATION
                                                              -----------------------
                                                                     SALARY    BONUS
NAME AND PRINCIPAL POSITION                                   YEAR     ($)      ($)
---------------------------                                   ----   -------   ------
Donald J. Carter, Jr. ......................................  2001   500,000       --
  Chairman of the Board and                                   2000   500,000       --
  Chief Executive Officer                                     1999   500,324       --
Christina L. Carter Urschel.................................  2001   200,000       --
  Vice Chairman and                                           2000   443,750       --
  National Spokesperson                                       1999   400,267       --
Michael D. Lohner...........................................  2001   450,000       --
  President and                                               2000   178,891   50,000
  Chief Operating Officer                                     1999        --       --
Kenneth J. Cichocki.........................................  2001   275,000   50,000
  Sr. Vice President of Finance and                           2000   254,167   25,000
  Chief Financial Officer                                     1999    41,667   20,000
Nora I. Serrano.............................................  2001   187,500       --
  Sr. Vice President, Training,                               2000    71,658       --
  and Development                                             1999        --       --

SUMMARY OF OPTION GRANTS

     The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the 2001 fiscal year:

                             NUMBER OF     PERCENT OF
                             SECURITIES   TOTAL OPTIONS
                             UNDERLYING    GRANTED TO                                     GRANT DATE
                              OPTIONS     EMPLOYEES IN    EXERCISE PRICE   EXPIRATION    PRESENT VALUE
NAME                         GRANTED(#)    FISCAL YEAR     PER SHARE($)       DATE      PER SHARE($)(1)
----                         ----------   -------------   --------------   ----------   ---------------
Donald J. Carter, Jr. .....       --            --                --              --            --
Christina L. Carter
  Urschel..................       --            --                --              --            --
Michael D. Lohner..........       --            --                --              --            --
Kenneth J. Cichocki........       --            --                --              --            --
Nora Serrano...............    5,000            --            $18.05        11/01/11         $2.62

---------------

(1) The grant date present value was determined using the Minimum Value method of option pricing with the following assumptions: dividend yield of zero, risk-free interest rate of 4.46% and expected term of six years.

COMPENSATION OF DIRECTORS

     Persons serving as independent directors on the Board are paid $2,500 per Board meeting, and $750 per Committee Meeting ($250 for telephone participation). The independent directors serving on the Board in 2001 were Sheldon I. Stein, Gretchen M. Williams and Robert H. Dedman, Jr. Mr. Stein and Ms. Williams also serve on the Audit Committee.

     During 2001, Board and Board Committee fees were paid to certain outside Directors in the amount of $24,000 as follows: Mr. Stein received $9,250, Ms. Williams received $9,250, and Mr. Dedman received $5,500.

     In addition, the initial independent directors of the Company were given the right to purchase up to $100,000 of common stock and were granted stock options to purchase up to $100,000 of common stock based on the amount of their common-stock investment. Mr. Dedman purchased 4,688 shares of common stock in 1999 for an aggregate purchase price of $100,000 and was granted options for 4,688 shares of common stock at an exercise price equal to $21.33. On July 31, 2000, Mr. Dedman was granted additional options for 851 shares of common stock at an exercise price equal to $18.05451. All such options vest in 20% increments in five equal, consecutive annual installments on each anniversary of the grant. No such options were granted to the independent directors in 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee is comprised of Donald J. Carter Jr., Christina L. Carter Urschel, Thomas O. Hicks, and Jack D. Furst. All decisions regarding compensation of executive officers are made by the Compensation Committee. During fiscal 2001, Mr. Carter and Ms. Carter Urschel also served as executive officers of the Company. Messrs. Hicks and Furst are also principals of Hicks Muse Partners (as defined below) an entity which receives substantial fees in connection with certain advisory and oversight services to the Company. See "Item 13. Certain Relationships and Related Transactions."

EXECUTIVE EMPLOYMENT AND CONSULTING AGREEMENTS

     On June 4, 1998, following the Recapitalization, the Company entered into Executive Employment Agreements with each of Donald J. Carter, Jr. and Christina
L. Carter Urschel. Pursuant to the terms of his Executive Employment Agreement, Donald J. Carter, Jr. will be employed as Chairman of the Board and Chief Executive Officer of the Company for five years with a base salary of $500,000 and with total annual compensation (including bonuses) ranging from $500,000 to $1,125,000. Pursuant to the terms of her Executive Employment Agreement Christina L. Carter Urschel was employed as Executive Vice President and President of the Company for five years with a base salary of $400,000 ($475,000 as President) and with total annual compensation (including bonuses) that ranged from $400,000 to $900,000 ($475,000 to $1,068,750 at such time as Mrs. Carter
Urschel became President). Pursuant to an arrangement with the Company effective January 1, 2001, Christina L. Carter Urschel began working a reduced schedule with a reduced annual compensation of $200,000. As of November 1, 2001, Christina L. Carter Urschel became Vice Chairman and National Spokesperson with a reduced annual compensation of $100,000. Ms. Urschel is no longer a full-time employee. The Executive Employment Agreements with Donald J. Carter, Jr., and Christina L. Carter Urschel each provide for lump sum severance payments in the event such individuals are terminated by the Company without Cause (as defined in such Executive Employment Agreements) or such individuals terminate their employment for Good Reason (as defined in such Executive Employment Agreements). Subject to certain exceptions, the amount of such lump sum severance payments equals (i) five times the applicable executive's base salary if such executive is terminated within one year after the Recapitalization or (ii) the greater of
(a) the aggregate base salary payable to the executive from the date of termination through the expiration of the remainder of the term of the Executive Employment Agreement and (b) three times the total base salary and annual bonus, if any, received by the executive in the fiscal year preceding the fiscal year in which such executive was terminated. In addition, each executive has agreed pursuant to his or her Executive Employment Agreement not to compete with the Company during his or her employment and for a period of three years after termination of such executive's employment for any reason.

     On May 24, 2000, the Company entered into an Employment Agreement with Michael D. Lohner. Mr. Lohner was employed as Sr. Vice President and Chief Operating Officer for the Company for one year with a base salary of $295,000 and with total annual compensation (including bonuses) that ranged from $295,000 to $405,625. Effective December 31, 2000, Mr. Lohner's Employment Agreement was amended and restated allowing for a $450,000 base salary and with total compensation (including bonuses) that ranges from $450,000 to $1,868,750. Effective July 30, 2001, the Company entered into a second amended and restated

Employee Agreement with Mr. Lohner allowing for an extended employment through December 2004 with the same compensation.

     On November 1, 1999, the Company entered into an Employment Agreement with Kenneth J. Cichocki. Mr. Cichocki is employed as Sr. Vice President of Finance and Chief Financial Officer of the Company for one year with a base salary of $250,000 and with total annual compensation (including bonuses) that ranges from $250,000 to $350,000. Effective November 1, 2000, Mr. Cichocki's Employment Agreement was amended and restated allowing for a $275,000 base salary and with total compensation (including bonuses) that ranges from $275,000 to $378,125. Mr. Cichocki's Employment Agreement may be extended for successive one year periods.

     On November 21, 2001, the Company entered into an Employment Agreement with Nora I. Serrano. Ms. Serrano was employed as Sr. Vice President of Sales Training and Development for the Company for one year with a base salary of $250,000 and with total annual compensation (including bonuses) that ranged from $250,000 to $343,750. Ms. Serrano's Employment Agreement may be extended for successive one-year periods.

1998 STOCK OPTION PLAN FOR KEY EMPLOYEES

     The employees eligible for options under the 1998 Stock Option Plan for Key Employees (the "1998 Plan") are those employees whose performance and responsibilities are determined by the Board (or a committee thereof) (in either case, the "Committee") to be essential to the success of the Company and its subsidiaries. A total of 1,353,924 shares of common stock are available for grant under the 1998 Plan. Generally, the option period (i.e., the term under which an option is exercisable) may not be more than ten years from the date the option is granted. The Committee will determine, in its discretion, the key employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period and will administer and interpret the 1998 Plan.

     As of December 31, 2001, options for 1,085,823 of common stock at an exercise price of $18.05451 and options for 42,192 shares of common stock at an exercise price of $21.33 had been granted under the 1998 Plan. In 2001, options for 49,860 shares of common stock were forfeited and no options for shares of common stock were exercised at an exercise price of $18.05451. As of December 31, 2001, options for 394,837 shares of common stock were available for grant under the 1998 Plan. As of December 31, 2001, Donald J. Carter, Jr, Christi Carter Urschel, Mike Lohner, Ken Cichocki and Nora Serrano held options to purchase 338,481, 338,481, 50,000, 24,916, and 10,000 shares of common stock, respectively. Theses options were granted on substantially similar terms, and vest over a five year period, subject to accelerated vesting in full upon a Change of Control (as defined in "Purchase Option," below) or, in respect of any such holder, upon such holder's termination of employment without cause.

     Although the Committee has full discretion to determine the terms of any option, it is expected that options will generally vest or become exercisable in equal annual installments over a five-year period. All installments that become exercisable will be cumulative and may be exercised at any time after they become exercisable until the expiration of the option period. Both incentive stock options and nonqualified stock options may be granted under the 1998 Plan. Incentive stock options and, unless otherwise specified in the applicable stock option agreements, nonqualified stock options may not be transferred other than by will or by the laws of descent and distribution. The Committee shall have the right, but not the obligation, to accelerate the vesting of any option upon the occurrence of, or the entering into an agreement providing for, a Change of Control.

     Unless terminated sooner in accordance with its terms, the 1998 Plan will terminate on April 11, 2008, and no options may be granted under the 1998 Plan thereafter. The Committee may amend, modify, suspend or terminate the 1998 Plan without the shareholders' approval, except that, without shareholder approval, the Committee will not have the power or authority to increase the number of shares of common stock that may be issued pursuant to the exercise of options under the 1998 Plan, decrease the minimum exercise price of any incentive stock options or modify the requirements relating to eligibility with respect to incentive options. The Committee may, however, make appropriate adjustments in the number and/or kind of shares and/or interests subject to an option and the per share price or value thereof to reflect any merger, consolidation, combination, liquidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares or other like change in capital structure of the Company.

PURCHASE OPTION

     Except in the case of options held by Donald J. Carter, Jr. until such time as the Company has consummated an underwritten public offering with the result that the ownership of the then outstanding shares of common stock held by the Hicks Muse Shareholders (as defined below) is less than 10% of the fully-diluted common stock of the Company, the Company shall have the right, but not the obligation, to purchase an optionee's options or any shares of common stock acquired pursuant to the exercise of his or her options in the event of an optionee's termination of employment or the occurrence of a Change of Control. "Change of Control" shall mean, generally, (a) any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company to an unaffiliated person or entity or (b) a majority of the Board shall consist of individuals other than those nominated by the majority of the Directors then serving on the Board or affiliates of the Hicks Muse Shareholders. If the Company exercises its right to purchase any optionee's options or shares of common stock, the purchase price shall be equal to the fair market value (as defined in the 1998 Plan).

STOCK OPTION TRUST

     Effective on June 4, 1998, the Company adopted the Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Unit Directors, Branch Directors, and certain other independent contractors (the "1998 Independent Contractor Plan"). This Plan was put in place in order to afford certain Unit Directors, Branch Directors and other independent contractors an opportunity to acquire a proprietary interest in the Company. Options for a total of 338,481 shares of common stock were available for grant under the 1998 Independent Contractor Plan. As of December 31, 2001, options for 275,338 shares of common stock at an exercise price of $18.05451, and options for 61,074 shares of common stock at an exercise price of $21.33 had been granted to a trustee (the "Trust Options"), to be held in trust (the "Stock Option Trust") for the benefit of such Unit Directors, Branch Directors and other independent contractors. As of December 31, 2001, options for 2,069 shares of common stock were available for grant under the Stock Option Trust. Under the terms of the Stock Option Trust, the Trust Options vest in five equal annual installments from the date of grant or, if earlier, upon the consummation of an underwritten initial public offering of common stock satisfying certain requirements. The Trust Options expire on the tenth anniversary of the date of grant. The Trust Options are not exercisable until the first to occur of the 90th day following the consummation of an underwritten initial public offering of common stock satisfying certain requirements and the eighth anniversary of the consummation of the Recapitalization. At such time as the Trust Options become exercisable, the trust created under the Stock Option Trust will be liquidated and the Trust Options will be distributed to the respective beneficiaries. Under certain circumstances, the Company shall have the right to purchase the Trust Options, or the shares of common stock issuable upon exercise thereof, for the difference between the fair market value of the common stock underlying such Trust Options and the option exercise price thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 26, 2002, certain information regarding the beneficial ownership of the common stock by (i) each person who owns beneficially more than 5% of the issued and outstanding shares of common stock, (ii) each Director of the Company, (iii) each Named Executive Officer and
(iv) all Directors and Named Executive Officers of the Company as a group. The Company believes that each such holder has sole voting and dispositive power over the shares of common stock held, except as otherwise indicated.

                                                               BENEFICIAL OWNERSHIP OF
                                                                    COMMON STOCK
                                                             ---------------------------
                                                              AMOUNT AND
                                                              NATURE OF
                                                              BENEFICIAL      PERCENTAGE
                                                              OWNERSHIP        OF CLASS
                                                             ------------     ----------
5% SHAREHOLDERS
Donald J. Carter...........................................      942,151(1)       6.2%
  8024 FM 428
  Denton, Texas 76028
Hicks Muse Shareholders....................................   15,057,830(2)      74.6%
  c/o Hicks, Muse, Tate & Furst Incorporated
  100 Crescent Court, Suite 1600
  Dallas, Texas 75201
DIRECTORS AND EXECUTIVE OFFICERS
Donald J. Carter, Jr. .....................................      801,646(3)       5.2%
Barbara J. Hammond.........................................      480,278(4)       3.2%
Christina L. Carter Urschel................................      801,287(5)       5.2%
Thomas O. Hicks............................................   15,057,830(2)      74.6%
Kenneth J. Cichocki........................................        6,858(6)         *
Michael D. Lohner..........................................       10,000(11)        *
Nora I. Serrano............................................        1,000(12)        *
Jack D. Furst..............................................           --(7)        --
Joseph Colonnetta..........................................           --           --
Sheldon I. Stein...........................................        3,324(8)         *
Gretchen M. Williams.......................................        4,432(9)         *
Robert H. Dedman, Jr. .....................................        2,045(10)        *
All directors and executive officers as a group (12
  persons).................................................   17,224,136         83.5%

---------------

  *  less than 1%.

 (1) Includes 33,996 shares held by Linda J. Carter, Donald J. Carter's wife. Donald J. Carter disclaims beneficial ownership of all shares held by Linda
     J. Carter.

 (2) Consists of (i) 9,779,081 shares of common stock owned of record by HI Equity Partners, L.P. ("HIEP"), a limited partnership whose sole general partner is TOH Home Interiors LLC ("Home Interiors LLC"), (ii) 55,388 shares of common stock owned of record by HM/SS Investment Partners, L.P., ("HMIP"), a limited partnership whose sole general partner is Home Interiors LLC and (iii) 276,967 shares of common stock owned of record by HM/BST Investment Partners, L.P. ("HM BST"), a limited partnership whose sole general partner is Home Interiors LLC. In addition, the amounts shown also assume conversion to common stock of 50,900 shares of Senior Preferred Stock beneficially owned by HI Cayman, L.P. ("Cayman LP"), a Cayman Islands exempted limited partnership whose sole general partner is HI Cayman GP, Ltd. ("Cayman GP"), and 45,158.98 shares of Senior Preferred Stock beneficially owned by HI Senior Debt Partners, L.P. ("Debt LP"), a Texas limited partnership whose sole general partner is HI Senior Debt Partners GP, LLC ("Debt GP"). Each share of Senior Preferred Stock is initially convertible into 51.49330587 shares of common stock at any time at the holder's election, subject to the satisfaction or waiver of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Thomas O. Hicks is the sole member or sole stockholder, as applicable, and director of Home Interiors LLC, Cayman GP and Debt

     GP and, accordingly, may be deemed to be the beneficial owner of common stock held by HIEP, HMIP, HM BST, Cayman LP and Debt LP, (collectively, the "Hicks Muse Shareholders"). In addition, Mr. Hicks is an indirect minority limited partner in HIEP. Mr. Hicks disclaims beneficial ownership of common stock owned of record by the Hicks Muse Shareholders.

 (3) Includes 235 shares held by Penni W. Carter, Donald J. Carter, Jr.'s wife, and a total of 422 shares held by Donald J. Carter, Jr. as custodian for his three children. Donald J. Carter, Jr. disclaims beneficial ownership of all shares held by Penni W. Carter. Also includes 203,089 shares of common stock subject to presently exercisable options.

 (4) Consists of 258,570 shares held in the name of Barbara J. Hammond and Howard L. Hammond, Trustees of the Hammond Family Trust, and 183,620 shares held in the name of DMC Non-Exempt Partnership, LTD and 38,088 shares held in the name of DMC Exempt Partnership, LTD. Barbara J. Hammond shares voting and dispositive power with Howard L. Hammond as Trustee of the Hammond Family Trust. Barbara J. Hammond is one of three Directors of David and Mary Crowley Corporation, a Texas corporation that is the sole general partner of the DMC Non-Exempt Partnership, LTD and the DMC Exempt Partnership, LTD. Therefore Ms. Hammond may be deemed to share voting and dispositive power with the other Directors. Barbara J. Hammond disclaims beneficial ownership of all shares held in the name of the DMC Non-Exempt Partnership, LTD and the DMC Exempt Partnership, LTD.

 (5) Includes 174 shares held by Harold Clifton Urschel, III, Christina L. Carter Urschel's husband, and 124 shares held by Christina L. Carter Urschel as custodian for her child. Christina L. Carter Urschel disclaims beneficial ownership of all shares held by Harold Clifton Urschel, III. Also includes 203,089 shares of common stock subject to presently exercisable options.

 (6) Includes 6,858 shares of common stock subject to presently exercisable options.

 (7) Mr. Furst holds indirect minority limited partnership interests in HIEP. Mr. Furst disclaims beneficial ownership of common stock owned of recorded by HIEP.

 (8) Consists of 3,324 shares of common stock subject to presently exercisable options. Mr. Stein also holds a limited partnership interest in HMIP. Mr. Stein disclaims beneficial ownership of common stock owned of record by HMIP.

 (9) Includes 1,662 shares of common stock subject to presently exercisable options.

(10) Includes 2,045 shares of common stock subject to presently exercisable options.

(11) Includes 10,000 shares of common stock subject to presently exercisable options.

(12) Includes 1,000 shares of common stock subject to presently exercisable options.

THE SHAREHOLDERS' AGREEMENT

     The Shareholders Agreement provides that the Board will consist of eleven members, including six directors designated by Hicks Muse, three directors designated by the Carter Designees and two independent directors mutually designated by the Carter Designees and Hicks Muse. As of the date hereof, the Board consists of nine members. The number of directors to be designated by Hicks Muse and the Carter Designees is subject to adjustment based upon the ownership of common stock by the Hicks Muse Shareholders and the Carter Shareholders. See "Item 10. Directors and Executive Officers of the Registrant."

     The Shareholders Agreement also includes the Company's grant of certain registration rights to the Hicks Muse Shareholders and the Carter Shareholders, pursuant to which they may require, subject to certain restrictions, in the event the Company effects an underwritten initial public offering of common stock for gross proceeds of in excess of $25.0 million under the Securities Act, subject to certain restrictions, the Company to register under the Securities Act the shares of common stock owned by them. In addition, if the Company proposes to register any of its securities under the Securities Act, the Hicks Muse Shareholders and the Carter Shareholders shall have the right, subject to certain restrictions, to include in such registration their shares of common stock.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of transactions entered into between the Company and certain of its shareholders or affiliates during 2001.

EXECUTIVE EMPLOYMENT AGREEMENT WITH DONALD J. CARTER

     In connection with the Recapitalization, the Company entered into an Executive Employment Agreement with Donald J. Carter, a shareholder who beneficially owns 6.2% of the outstanding common stock of the Company. Under the terms of his Executive Employment Agreement, Donald J. Carter will remain with the Company as Chairman Emeritus but will not work full-time. Donald J. Carter's Executive Employment Agreement provides for an employment term of five years and annual compensation of $200,000, plus reimbursement for certain business-related aviation expenses, and the use of a Company-owned vehicle. Donald J. Carter's Executive Employment Agreement generally requires the Company to pay Mr. Carter's salary throughout the five-year term unless Mr. Carter voluntarily terminates his employment during such term. Donald J. Carter has agreed, pursuant to his Executive Employment Agreement, not to compete with the Company during his employment and for three years thereafter (or, if earlier, until such time as one of Mr. Carter's direct lineal descendants is no longer the Chief Executive Officer of the Company). In 2001, the Company paid Mr. Carter approximately $266,000 pursuant to the terms and conditions of his Executive Employment Agreement.

CERTAIN OTHER TRANSACTIONS

     In connection with the Recapitalization, the Company entered into an agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. The Monitoring and Oversight Agreement makes available to the Company and its management on an ongoing basis the resources of Hicks Muse Partners concerning a wide variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. Pursuant to the Monitoring and Oversight Agreement, the Company will pay Hicks Muse Partners a fee, payable quarterly, for monitoring and oversight services to be provided to the Company. The fee will be adjusted, but not below $1.0 million on January 1 of each calendar year to an amount equal to 1.0% of the consolidated annual budgeted earnings of the Company before interest, taxes, depreciation and amortization, but in no event shall such fee exceed $1.5 million annually. The Company paid Hicks Muse Partners approximately $1.0 million for monitoring and oversight services in 2001.

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

     In January 2001 the Note Limited Partnership purchased $50.9 million aggregate principal amount of 10 1/8% Series B Senior Subordinated Notes due in 2008 in the open market for approximately $23.0 million plus accrued interest. In May 2001, the Debt Limited Partnership purchased $44.9 million of the Company's senior bank debt for $35.6 million. These transactions generated income for tax purposes equal to the difference between the face value of the debt and the debt's purchase price.

     On July 16, 2001, the Note Limited Partnership transferred to the Company $50.9 million aggregate principal amount of Notes that the Note Limited Partnership had acquired in the open market in January 2001 for approximately $23.0 million plus accrued interest in exchange for 50,900 shares of Senior Preferred Stock. Concurrently, the Debt Limited Partnership: (i) transferred to the Company its interest in approximately $44.9 million of the Company's senior bank debt which it had purchased in March 2001 for approximately $35.6 million in exchange for 44,927.98 shares of Senior Preferred Stock, and (ii) purchased an additional 231 shares of Senior Preferred Stock for $231,000 in cash. The Note Limited Partnership and the Debt Limited Partnership have agreed to indemnify the Company as a result of these transactions. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Reserves."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

          (1) and (2) Financial Statements and Schedules

             See "Index to Consolidated Financial Statements and Schedules" on page F-1.

          (3) Exhibits

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 2.1       --   Agreement and Plan of Merger, dated April 13, 1998, merging
                Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration
                Statement on Form S-4, No. 333-62021).
 2.2       --   Articles of Merger, dated June 4, 1998 (incorporated by
                reference to Exhibit 2.2 of the Company's Registration
                Statement on Form S-4, No. 333-62021).
 3.1       --   Articles of Incorporation of the Company (incorporated by
                reference to Exhibit 3.1 of the Company's Registration
                Statement on Form S-4, No. 333-62021).
 3.2       --   Bylaws of the Company (incorporated by reference to Exhibit
                3.2 of the Company's Registration Statement on Form S-4, No.
                333-62021).
 4.1       --   Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust
                Company of New York (incorporated by reference to Exhibit
                4.1 of the Company's Registration Statement on Form S-4, No.
                333-62021).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 4.2       --   First Supplemental Indenture dated as of July 3, 2000 among
                Home Interiors & Gifts, Inc., Laredo Candle Company, L.L.P.
                and United States Trust Company of New York (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.1       --   Credit Agreement, dated as of June 4, 1998, among the
                Company, the Lenders from time to time party thereto, The
                Chase Manhattan Bank, as syndication agent, National
                Westminster Bank, PLC, as documentation agent, The
                Prudential Insurance Company of America, as a co-agent,
                Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of
                the Company's Registration Statement on Form S-4, No.
                333-62021).
10.1.1     --   First Amendment to Credit Agreement, dated as of December
                18, 1998, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication
                agent, National Westminster Bank, PLC, as documentation
                agent, The Prudential Insurance Company of America, as a
                co-agent, Societe Generale, as a co-agent, Citicorp USA,
                Inc., as a co-agent, and Nationsbank, N.A., as
                administrative agent for the Lenders (incorporated by
                reference to Exhibit 10.1.1 of the Company's Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).
10.1.2     --   Second Amendment to Credit Agreement, dated as of March 12,
                1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent,
                National Westminster Bank, PLC, as documentation agent, The
                Prudential Insurance Company of America, as a co-agent,
                Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1.2 of the Company's Annual Report on Form 10-K, No. 333-62021,
                filed March 16, 1999).
10.1.3     --   Third Amendment to Credit Agreement, dated as of November
                19, 1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication
                agent, National Westminster Bank, PLC, as documentation
                agent, The Prudential Insurance Company of America, as a
                co-agent, Societe Generale, as a co-agent, Citicorp USA,
                Inc., as a co-agent, and Nationsbank, N.A., as
                administrative agent for the Lenders(incorporated by
                reference to Exhibit 10.1.3 of the Company's Annual Report on Form 10-K, No. 333-65201, filed March 14, 2000).
10.1.4     --   Fourth Amendment to Credit Agreement dated as of July 26,
                2000, but effective as of July 3, 2000, among the Company, the various lenders that are parties thereto, The Chase
                Manhattan Bank, as syndication agent, National Westminster
                Bank PLC, as documentation agent, The Prudential Insurance
                Company of America, Societe Generale, and Citicorp USA,
                Inc., as co-agents, and Bank of America, N.A., as
                administrative agent (incorporated by reference to Exhibit
                10.1 of the Company's Quarterly Report on Form 10-Q, No.
                333-62021, filed August 14, 2000).
10.1.5     --   Fifth Amendment to Credit Agreement dated as of March 30,
                2001, among the Company, the various lenders that are
                parties thereto, The Chase Manhattan Bank, as syndication
                agent, National Westminster Bank, PLC, as documentation
                agent, The Prudential Insurance Company of America, as a
                co-agent, Societe Generale, as a co-agent, Citicorp USA,
                Inc. as a co-agent and Bank of America, N.A., formerly known as NationsBank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1.5 of the Company's Annual
                Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.2       --   Financial Advisory Agreement, dated June 4, 1998, between
                the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc.,
                Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco
                de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners,
                L.P. (incorporated by reference to Exhibit 10.2 of the
                Company's Registration Statement on Form S-4, No.
                333-62021).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.2.1     --   First Amendment to Financial Advisory Agreement dated as of
                March 30, 2001, between the Company, Dallas Woodcraft, Inc,
                GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring
                Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and
                Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2.1 of the Company's Annual Report on Form
                10-K, No. 333-62021, filed April 4, 2001).
10.3       --   Monitoring and Oversight Agreement, dated June 4, 1998
                between the Company, Dallas Woodcraft, Inc., GIA, Inc.,
                Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents,
                Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co.
                Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4, No.
                333-62021).
10.3.1     --   First Amendment to Monitoring and Oversight Agreement dated as of March 30, 2001, between the Company, Dallas
                Woolisadcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto
                Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico,
                S.A. de C.V., and Hicks, Muse & Co. Partners, L.P.
                (incorporated by reference to Exhibit 10.3.1 of the
                Company's Annual Report on Form 10-K, No. 333-62021, filed
                April 4, 2001).
10.4       --   Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key
                Employees, dated June 4, 1998 (incorporated by reference to
                Exhibit 10.5 of the Company's Annual Report on Form 10-K,
                No. 333-62021, filed March 16, 1999).
10.5       --   Executive Employment Agreement, dated June 4, 1998, between the Company and Donald J. Carter (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on
                Form S-4, No. 333-62021).
10.6       --   Amendment to Executive Employment Agreement, dated December
                13, 2000, between Barbara J. Hammond and the Company
                (incorporated by reference to Exhibit 10.29.3 of the
                Company's Annual Report on Form 10-K, No. 333-62021 filed
                April 4, 2001).
10.7       --   Executive Employment Agreement, dated June 4, 1998, between the Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company's Registration
                Statement on Form S-4, No. 333-62021).
10.7.1*    --   Second Amended and Restated Employment Agreement, dated
                December 36, 2001 between Christina L. Carter Urschel and
                the Company.
10.8       --   Home Interiors & Gifts, Inc., 1998 Stock Option Plan for
                Unit Directors, Branch Directors and Certain Other
                Independent Contractors (incorporated by reference to
                Exhibit 10.10 of the Company's Registration Statement on
                Form S-4, No. 333-62021).
10.9       --   Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated
                June 4, 1998 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, No.
                333-62021).
10.10      --   Agreement, dated February 26, 1997, by and between the
                Company and Distribution Architects International, Inc.
                (incorporated by reference to Exhibit 10.12 of the Company's
                Registration Statement on Form S-4, No. 333-62021).
10.11      --   ISDA Master Agreement, dated as of June 25, 1998, by and
                between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration
                Statement on Form S-4, No. 333-62021).
10.12      --   Shareholders Agreement, as of June 4, 1998 between the
                Company, Adkins Family Partnership, LTD., M. Douglas Adkins,
                Estate of Fern Ardinger, Ardinger Family Partnership, LTD.,
                Donald J. Carter, Jr., Linda J. Carter, Ronald Lee Carter,
                Donald J. Carter, William J. Hendrix, as Independent Special
                Trustee of the Carter 1997 Charitable Remainder Unit Trust,
                Howard L. Hammond and Barbara J. Hammond, Trustees of the
                Hammond Family Trust and Christina Carter Urschel
                (incorporated by reference to Exhibit 10.14 of the Company's
                Registration Statement on Form S-4, No. 333-62021).
10.13      --   Consulting Services Agreement dated as of June 3, 1999,
                between the Company and Tompkins Associates Incorporated
                (incorporated by reference to Exhibit 10.1 of the Company's
                Quarterly Report on Form 10-Q, No. 333-62021, filed on
                August 13, 1999).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.13.1    --   First Amendment to Consulting Services Agreement dated
                September 2000, between the Company and Tompkins Associates
                Incorporated. (incorporated by reference to Exhibit 10.16.1 of the Company's Annual Report on Form 10-K, No. 333-62021,
                filed April 4, 2001).
10.14      --   Granite Tower at the Centre Office Lease dated August 17,
                1999, between 520 Partners, Ltd. and the Company
                (incorporated by reference to Exhibit 10.22 of the Company's
                Annual Report on Form 10-K, No. 333-62021, filed March 14,
                2000).
10.15      --   Amended and Restated Employment Agreement, dated November
                10, 2000, between Kenneth J. Cichocki and the Company.
                (incorporated by reference to Exhibit 10.27.1 of the
                Company's Annual Report on Form 10-K, No. 333-62021, filed
                April 4, 2001).
10.15.1*   --   Second Amended and Restated Employment Agreement, dated
                November 1, 2001, between Kenneth J. Cichocki and the
                Company.
10.16      --   Employment Agreement, dated May 24, 2000, between Michael D.
                Lohner and the Company (incorporated by reference to Exhibit
                10.5 of the Company's Quarterly Report on Form 10-Q, No.
                333-62021, filed on August 14, 2000).
10.16.1    --   Amended and Restated Employment Agreement, dated December
                31, 2000, between Michael D. Lohner and the Company.
                (incorporated by reference to Exhibit 10.28.1 of the
                Company's Annual Report on Form 10-K, No. 333-62021, filed
                April 4, 2001).
10.16.2    --   Second Amended and Restated Employment Agreement, dated July
                30, 2001, between Michael D. Lohner and the Company.
                (incorporated by reference to Exhibit 10.1 of the Company's
                Quarterly Reporting Form 10-Q, No. 333-62021 filed on
                November 9, 2001.)
10.17      --   Lease Schedule No. 1000101377, dated May 5, 2000, between
                the Company and Banc One Leasing Corporation. (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K, No. 333-62021 filed on March 14, 2000.)
10.18      --   Vectrix Customer Agreement, dated July 21, 2000, executed by
                Vectrix Business Solutions, Inc. and the Company
                (incorporated by reference to Exhibit 10.7 of the Company's
                Quarterly Report on Form 10-Q, No. 333-62021, filed on
                November 10, 2000).
10.19      --   Industrial Lease dated August 10, 2000 between Parker
                Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for
                building and facilities located in Coppell, Texas)
                (incorporated by reference to Exhibit 10.8 of the Company's
                Quarterly Report on Form 10-Q, No. 333-62021, filed on
                August 14, 2000).
10.20      --   Master Lease Agreement dated as of December 30, 1999 between
                Bank One Leasing Corporation and Home Interiors & Gifts,
                Inc. (incorporated by reference to Exhibit 10.9 of the
                Company's Quarterly Report on Form 10-Q, No. 333-62021,
                filed on August 14, 2000).
10.21*     --   Employment Agreement, dated November 1, 2001, between Nora
                Serrano and the Company.
21.1*      --   Subsidiaries of the Company.

---------------

* Filed herewith.

     (b) Reports on Form 8-K:

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOME INTERIORS & GIFTS, INC.

                                          By:   /s/ DONALD J. CARTER, JR.
                                            ------------------------------------
                                                  Donald J. Carter, Jr.
                                                Chairman of the Board and
                                                 Chief Executive Officer

Date: March 26, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

            /s/ DONALD J. CARTER, JR.                 Chairman of the Board and Chief     March 26, 2002
 ------------------------------------------------       Executive Officer (principal
              Donald J. Carter, Jr.                          executive officer)


              /s/ BARBARA J. HAMMOND                     Director and Vice Chairman       March 26, 2002
 ------------------------------------------------
                Barbara J. Hammond


         /s/ CHRISTINA L. CARTER URSCHEL                 Director and Vice Chairman       March 26, 2002
 ------------------------------------------------
           Christina L. Carter Urschel


             /s/ KENNETH J. CICHOCKI                   Vice President of Finance and      March 26, 2002
 ------------------------------------------------    Chief Financial Officer (principal
               Kenneth J. Cichocki                   financial and accounting officer)


               /s/ THOMAS O. HICKS                                Director                March 26, 2002
 ------------------------------------------------
                 Thomas O. Hicks


                /s/ JACK D. FURST                                 Director                March 26, 2002
 ------------------------------------------------
                  Jack D. Furst


              /s/ JOSEPH COLONNETTA                               Director                March 26, 2002
 ------------------------------------------------
                Joseph Colonnetta


               /s/ SHELDON I. STEIN                               Director                March 26, 2002
 ------------------------------------------------
                 Sheldon I. Stein


             /s/ GRETCHEN M. WILLIAMS                             Director                March 26, 2002
 ------------------------------------------------
               Gretchen M. Williams


            /s/ ROBERT H. DEDMAN, JR.                             Director                March 26, 2002
 ------------------------------------------------
              Robert H. Dedman, Jr.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................    F-3
Consolidated Statements of Operations and Comprehensive
  Income for the years ended December 31, 1999, 2000 and
  2001......................................................    F-4
Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 1999, 2000 and 2001......    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................    F-6
Notes to Consolidated Financial Statements..................    F-7
Schedule II Valuation and Qualifying Accounts...............   F-29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Home Interiors & Gifts, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the consolidated financial position of Home Interiors & Gifts, Inc. and Subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 11, 2002

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 2001

                                                                2000        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE INFORMATION)
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $  41,720   $  13,712
  Accounts receivable, net..................................      9,608      11,703
  Inventories, net..........................................     27,493      40,452
  Deferred income tax benefit...............................      4,353       6,540
  Other current assets......................................      2,262       1,096
                                                              ---------   ---------
          Total current assets..............................     85,436      73,503
Restricted cash.............................................        900          --
Property, plant and equipment, net..........................     60,600      65,164
Debt issuance costs, net....................................     13,385      10,048
Other assets................................................      5,077       5,833
                                                              ---------   ---------
          Total assets......................................  $ 165,398   $ 154,548
                                                              =========   =========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................  $  17,693   $  25,672
  Accrued seminars and incentive awards.....................     15,108      19,126
  Royalties payable.........................................      4,527       7,790
  Accrued compensation......................................      2,726       6,598
  Income taxes payable......................................      1,260       2,770
  Current maturities of long-term debt and capital lease
     obligations............................................     58,503      15,031
  Other current liabilities.................................     12,226      15,292
                                                              ---------   ---------
          Total current liabilities.........................    112,043      92,279
Long-term debt and capital lease obligations, net of current
  maturities................................................    406,830     302,811
Other liabilities...........................................      8,636      22,471
                                                              ---------   ---------
          Total liabilities.................................    527,509     417,561
                                                              ---------   ---------
Commitments and contingencies (see Note 14)
Shareholders' deficit:
  Preferred stock, par value $0.01 per share 10,000,000
     shares authorized 96,058.98 shares designated as
     cumulative 12.5% Senior Convertible Preferred Stock at
     a liquidation value of $1,000 per share, 96,058.98
     shares issued and outstanding at December 31, 2001.....         --      95,637
  Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,240,218 shares issued and outstanding...      1,524       1,524
  Additional paid-in capital................................    179,624     179,562
  Accumulated deficit.......................................   (542,939)   (539,379)
  Other.....................................................       (320)       (357)
                                                              ---------   ---------
          Total shareholders' deficit.......................   (362,111)   (263,013)
                                                              ---------   ---------
          Total liabilities and shareholders' deficit.......  $ 165,398   $ 154,548
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $503,344   $460,440   $461,693
Cost of goods sold..........................................   240,390    223,514    200,893
                                                              --------   --------   --------
Gross profit................................................   262,954    236,926    260,800
Selling, general and administrative:
  Selling...................................................    89,514     82,285     86,477
  Freight, warehouse and distribution.......................    48,144     44,896     49,552
  General and administrative................................    29,193     48,867     57,176
  Loss (gain) on disposition of assets......................   (10,650)    (2,738)       495
  Stock option expense (credit).............................       912       (351)       (62)
  Homco restructuring.......................................        --      1,027         --
  Redundant warehouse and distribution......................        --      6,089      1,197
                                                              --------   --------   --------
     Total selling, general and administrative..............   157,113    180,075    194,835
                                                              --------   --------   --------
Operating income............................................   105,841     56,851     65,965
Other income (expense):
  Interest income...........................................     2,978      2,208      1,017
  Interest expense..........................................   (44,081)   (45,496)   (37,982)
  Other income (expense)....................................      (183)     2,116        431
                                                              --------   --------   --------
     Other income (expense), net............................   (41,286)   (41,172)   (36,534)
                                                              --------   --------   --------
Income before income taxes and extraordinary loss...........    64,555     15,679     29,431
Income taxes................................................    22,967      5,892     10,671
                                                              --------   --------   --------
Income before extraordinary loss............................    41,588      9,787     18,760
Extraordinary loss (see Note 10)............................        --         --     15,200
                                                              --------   --------   --------
Net income..................................................    41,588      9,787      3,560
Other comprehensive income (loss):
  Cumulative translation adjustment.........................       268       (361)       (37)
                                                              --------   --------   --------
     Other comprehensive income (loss)......................       268       (361)       (37)
                                                              --------   --------   --------
Comprehensive income (loss).................................  $ 41,856   $  9,426   $  3,523
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                           ADDITIONAL
                             PREFERRED   PREFERRED     COMMON     COMMON    PAID-IN     ACCUMULATED
                              SHARES       STOCK       SHARES     STOCK     CAPITAL       DEFICIT     OTHER     TOTAL
                             ---------   ---------   ----------   ------   ----------   -----------   -----   ---------
                                                      (IN THOUSANDS, EXCEPT SHARE INFORMATION)
Balance, December 31,
  1998.....................         --         --    15,234,422   $1,523    $178,944     $(594,314)   $(227)  $(414,074)
  Net income...............                                                                 41,588               41,588
  Issuance of common
    stock..................                               5,796       1          119                                120
  Cumulative translation
    adjustment.............                                                                             268         268
  Stock option expense.....                                                      912                                912
                             ---------    -------    ----------   ------    --------     ---------    -----   ---------
Balance, December 31,
  1999.....................         --         --    15,240,218   1,524      179,975      (552,726)      41    (371,186)
  Net income...............                                                                  9,787                9,787
  Cumulative translation
    adjustment.............                                                                            (361)       (361)
  Stock option credit......                                                     (351)                              (351)
                             ---------    -------    ----------   ------    --------     ---------    -----   ---------
Balance, December 31,
  2000.....................         --         --    15,240,218   1,524      179,624      (542,939)    (320)   (362,111)
  Net Income...............                                                                  3,560                3,560
  Issuance of preferred
    stock..................  96,058.98     95,637                                                                95,637
  Cumulative translation
    adjustment.............                                                                             (37)        (37)
  Unrealized gains on
    derivative swaps at
    adoption of SFAS No.
    133....................                                                                             456         456
  Amortization to earnings
    of unrealized gain on
    derivative swap........                                                                            (456)       (456)
  Stock option credit......                                                      (62)                               (62)
                             ---------    -------    ----------   ------    --------     ---------    -----   ---------
Balance, December 31,
  2001.....................  96,058.98    $95,637    15,240,218   $1,524    $179,562     $(539,379)   $(357)  $(263,013)
                             =========    =======    ==========   ======    ========     =========    =====   =========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net income..................................................  $ 41,588   $  9,787   $  3,560
                                                              --------   --------   --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Extraordinary loss........................................        --         --     15,200
  Depreciation and amortization.............................     4,032      8,837      9,762
  Amortization of debt issuance costs and other.............     3,251      2,942      2,473
  Provision for doubtful accounts...........................     1,662      2,801      2,254
  Provision for losses on inventories.......................     1,342      5,256      2,803
  Loss (gain) on disposition of assets......................   (10,650)    (2,738)       495
  Stock option expense (credit).............................       912       (351)       (62)
  Realized gains on investments.............................        --       (345)        --
  Equity in earnings of an affiliate........................        (1)       (35)        --
  Deferred tax expense (benefit)............................     1,591     (2,102)      (569)
  Minority interest.........................................       163         92         --
  Changes in assets and liabilities:
    Accounts receivable.....................................    (8,867)     1,465     (4,349)
    Inventories.............................................   (13,048)     9,965    (15,762)
    Other current assets....................................    (2,946)     2,474      1,166
    Other assets............................................       179        (60)      (205)
    Accounts payable........................................     6,948     (3,293)     7,979
    Income taxes payable....................................    (1,243)    (1,598)     1,510
    Other accrued liabilities...............................     3,160     (5,096)    14,040
                                                              --------   --------   --------
      Total adjustments.....................................   (13,515)    18,214     36,735
                                                              --------   --------   --------
      Net cash provided by operating activities.............    28,073     28,001     40,295
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from the sale of investments.....................        --      2,000         --
  Deposit on new warehouse and distribution facility........      (750)        --         --
  Purchases of property, plant and equipment................   (12,703)   (34,135)   (15,088)
  Purchase of minority ownership of interest of
    subsidiary..............................................        --     (7,800)        --
  Payments received on notes receivable.....................     6,464        211         --
  Proceeds from the sale of property, plant and equipment...        --      5,409        250
  Decrease in restricted cash...............................        --     13,690         --
  Other.....................................................       304         --         --
                                                              --------   --------   --------
      Net cash used in investing activities.................    (6,685)   (20,625)   (14,838)
                                                              --------   --------   --------
Cash flows from financing activities:
  Capital contribution from minority owner of subsidiary....     2,301        642         --
  Proceeds from borrowings under revolving loan facility....        --     50,000     14,000
  Payments under revolving loan facility....................        --    (20,000)   (44,000)
  Payments under capital lease obligations..................        --       (719)    (1,324)
  Proceeds from issuance of preferred stock.................       120         --        231
  Payments under the Senior Credit Facility.................   (32,695)   (27,178)   (20,339)
  Debt issuance costs.......................................        --       (446)    (1,574)
  Preferred stock issuance costs............................        --         --       (422)
                                                              --------   --------   --------
      Net cash (used in) provided by financing activities...   (30,274)     2,299    (53,428)
                                                              --------   --------   --------
Effect of cumulative translation adjustment.................       268       (361)       (37)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (8,618)     9,314    (28,008)
Cash and cash equivalents at beginning of year..............    41,024     32,406     41,720
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 32,406   $ 41,720   $ 13,712
                                                              ========   ========   ========
Supplemental disclosures:
  Cash payments during the period for:
    Income taxes paid.......................................  $ 24,210   $  9,666   $ 10,692
    Interest paid...........................................    40,692     42,322     36,495
  Non-cash investing and financing activities:
    Execution of capital leases for the purchase of
     furniture and equipment................................     1,248      7,684         --
    Debt converted into preferred stock.....................        --         --     95,828

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BACKGROUND

     Home Interiors & Gifts, Inc. ("HI"), and its subsidiaries (the "Company"), is a direct seller of home decorative accessories using the "party plan" method whereby members of its non-employee, independent sales representatives ("Displayers") conduct shows in the homes of potential customers. The Company believes that in-home shows provide a comfortable environment where the unique benefits and attributes of the Company's products can be demonstrated in a more effective manner than the typical retail setting.

     The Company has been located in Dallas, Texas since its inception in 1957. Currently, a majority of the Company's outstanding capital stock is owned of record by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas based Texas corporation ("Hicks Muse"). Approximately 41% of the dollar volume of products purchased by the Company in 2001 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company.

     The following is a brief description of the Company's subsidiaries, each of which is wholly owned:

     - Dallas Woodcraft Company, LP (formally Dallas Woodcraft, Inc.) ("DWC") manufactures framed artwork and mirrors using custom-designed equipment.

     - GIA, Inc. ("GIA") manufactures various types of molded plastic products using custom-designed equipment. In April, 2000, the Company consolidated its Homco, Inc. ("Homco") operations into its GIA facilities in Grand Island, Nebraska and sold the Homco facility in McKinney, Texas. Prior to April 2000, Homco manufactured molded plastic products similar to those manufactured by GIA.

     - Laredo Candle Company, L.P. ("Laredo Candle") manufactures candles using custom-designed equipment. Spring Valley Scents, Inc. ("SVS") is the general partner of Laredo Candle.

     - Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to the international Displayers.

     - Business operations were initiated in Canada in September 2001 and consisted primarily of start-up activities. The Company has not yet formed a separate legal entity to conduct its Canadian operations.

2.  SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

     The consolidated financial statements include the accounts of the Company. All significant inter-company balances and transactions have been eliminated in the consolidation.

     The financial statements, having been prepared in conformity with generally accepted accounting principles, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during reporting periods. Actual results could differ from those estimates.

  FINANCIAL INSTRUMENTS

     The Company considers all liquid interest-bearing instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions in excess of federally insured limits.

     The Company has historically used interest rate swap agreements to limit the effect of changes in interest rates on its variable rate long-term borrowings. Periodic amounts paid or received under the swap agreements are recorded as part of interest expense. The swaps have historically contained option provisions, which are separately valued and adjusted to market quarterly. Any resulting gain or loss is included in other income (expense). There were no outstanding interest rate swaps at December 31, 2001.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     As a result of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), effective January 1, 2001, the Company transferred a liability balance of approximately $456,000 related to the deferred gain on the terminated swap portion of an interest rate swap to Other Comprehensive Income. This balance was fully amortized into earnings as an adjustment to interest expense during 2001.

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

     There was no cumulative effect adjustment upon adoption of SAB 101 as the Company had historically ceased shipping product to Displayers during the latter part of December.

  SHIPPING AND HANDLING

     The costs associated with shipping and handling are separately disclosed as part of operating expenses in the consolidated statement of operations and comprehensive income.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair market value due to their short maturities. The carrying amounts of variable rate long-term debt also approximate fair market value as their interest rates are based on current interest rates. The Notes had a carrying value of $200.0 million as of December 31, 2000 and $149.1 million as of December 31, 2001. The Notes had a fair value of approximately $71.0 million as of December 31, 2000 and $113.6 million as of December 31, 2001 based upon quoted market prices. The interest rate swap had a negative carrying value and a negative fair market value of $38,000 as of December 31, 2000. As of December 31, 2001 the interest rate swap had expired.

3.  ACQUISITION OF LAREDO CANDLE COMPANY

     Prior to July 2000, the Company owned a 60% majority interest in Laredo Candle. In July 2000, the Company purchased the remaining 40% minority interest in Laredo Candle for cash of $8.7 million. Of the total purchase price, $900,000 was held in escrow and was subject to offset if certain performance standards were not satisfied by Laredo Candle during the twelve months ended June 30, 2001. In July 2001, the entire $900,000 held in escrow was released and paid to the seller. The Company accounted for the acquisition using the purchase method of accounting. Goodwill of $4.2 million, representing the excess of cost over the fair value of net assets acquired, is being amortized over 15 years. See
Note 18.

4.  ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following as of December 31 (in thousands):

                                                               2000      2001
                                                              -------   -------
Trade receivables...........................................  $11,374   $12,368
Other.......................................................      201     1,349
                                                              -------   -------
                                                               11,575    13,717
Allowance for doubtful accounts.............................   (1,967)   (2,014)
                                                              -------   -------
                                                              $ 9,608   $11,703
                                                              =======   =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

5.  INVENTORIES

     Inventories, net consisted of the following as of December 31 (in thousands):

                                                               2000      2001
                                                              -------   -------
Raw materials...............................................  $ 5,697   $ 4,406
Work in process.............................................    1,563     2,169
Finished goods..............................................   25,089    38,399
                                                              -------   -------
                                                              $32,349   $44,974
Inventory allowance.........................................   (4,856)   (4,522)
                                                              -------   -------
                                                              $27,493   $40,452
                                                              =======   =======

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following as of December 31 (in thousands):

                                                       ESTIMATED
                                                      USEFUL LIFE     2000       2001
                                                      -----------   --------   --------
Land................................................                $  4,104   $  3,716
Buildings and improvements..........................  5-40 years      35,761     37,602
Computer hardware and software......................     5 years      12,555     18,527
Equipment, furniture and fixtures...................  3-10 years      39,366     46,517
                                                                    --------   --------
                                                                    $ 91,786   $106,362
Accumulated depreciation and amortization...........                 (35,111)   (44,290)
                                                                    --------   --------
                                                                      56,675     62,072
Equipment, software and hardware implementations in
  process...........................................                   2,731      3,092
Distribution automation in process..................                   1,194         --
                                                                    --------   --------
                                                                    $ 60,600   $ 65,164
                                                                    ========   ========

     Depreciation expense was $4.0 million, $7.9 million, and $9.4 million for 1999, 2000, and 2001, respectively. Equipment, furniture and fixtures include assets held under capital lease obligations, with a cost of $8.8 million and accumulated amortization of $0.7 million and $2.3 million as of December 31, 2000 and 2001, respectively.

7.  INCOME TAXES

     The components of earnings before income tax expense and extraordinary gain for the years ended December 31 are as follows:

                                                           1999      2000      2001
                                                          -------   -------   -------
Domestic................................................   64,955    15,114    27,043
Foreign.................................................     (400)      565     2,388
                                                          -------   -------   -------
                                                          $64,555   $15,679   $29,431
                                                          =======   =======   =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     The components of income tax expense for the years ended December 31 are as follows (in thousands):

                                                           1999      2000      2001
                                                          -------   -------   -------
Current:
Federal.................................................  $19,143   $ 7,032   $10,946
Foreign.................................................       --        --        69
State...................................................    2,233       962       225
                                                          -------   -------   -------
                                                           21,376     7,994    11,240
Deferred, net...........................................    1,591    (2,102)     (569)
                                                          -------   -------   -------
                                                          $22,967   $ 5,892   $10,671
                                                          =======   =======   =======

     A reconciliation of income tax expense computed at the federal statutory rate applied to income before income taxes and extraordinary loss to income tax expense at the Company's effective tax rate for the years ended December 31 is as follows (in thousands):

                                                            1999      2000     2001
                                                           -------   ------   -------
Federal statutory rate applied to income before income
  taxes and extraordinary loss...........................  $22,594   $5,337   $10,301
State income taxes, net of federal benefit...............    1,783      612       501
Other....................................................   (1,410)     (57)     (131)
                                                           -------   ------   -------
                                                           $22,967   $5,892   $10,671
                                                           =======   ======   =======

     The components of the net deferred tax balances as of December 31 are as follows (in thousands):

                                                               2000      2001
                                                              -------   -------
Inventories.................................................  $ 2,021   $ 2,077
Allowance for doubtful accounts.............................      703       648
Debt issuance costs and stock options.......................    1,035       710
Investments.................................................      198       169
Accrued employee benefits and Displayer incentives..........    2,922     4,067
Other.......................................................    2,758     3,500
                                                              -------   -------
Gross deferred tax assets...................................    9,637    11,171
Deferred gain on sale of facilities.........................   (5,318)   (5,318)
Property, plant and equipment...............................     (465)     (219)
Investments.................................................      (18)       --
Other.......................................................   (1,337)   (1,671)
                                                              -------   -------
Net deferred tax asset......................................    2,499     3,963
Less current deferred tax asset.............................    4,353     6,540
                                                              -------   -------
Noncurrent deferred income tax liability....................  $ 1,854   $ 2,577
                                                              =======   =======

     A valuation allowance is required against deferred tax assets if, based on the weighted of available evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. As of December 31, 2000 and 2001, no valuation reserve was required.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

8.  CORPORATE HEADQUARTERS FACILITY

     On January 3, 2000, the Company entered into a ten-year lease for a new corporate headquarters location in Dallas, Texas. The Company's offices occupied approximately 75,000 square feet of office space at an annual rent of approximately $1.6 million. Tenant improvements to customize the space totaled approximately $2.9 million, of which approximately $2.0 million was borne by the landlord as improvement allowances. In December 2000, the Company moved the corporate headquarters from these facilities into the new warehouse and distribution facility.

     In 2001, the Company and a subtenant signed an agreement to sublease approximately 44,000 square feet of the corporate headquarters leased space commencing on February 2001 through January 2010. The rental rate begins at $67,000 per month and increases over the life of the lease to $80,000 per month. The Company has also agreed to provide the subtenant with an allowance for tenant improvements of $150,000.

     Included in general and administrative expenses for 2000 is $6.4 million primarily related to an accrual for the net present value of estimated future abandoned lease commitments, as adjusted for estimated future sublease rental income and deferred lease incentives of $3.8 million, and accelerated amortization on related leasehold improvements of $2.6 million.

     Included in other long term liabilities is the net present value of the abandoned lease commitments of approximately $4.4 million and $3.6 million as of December 31, 2000 and 2001, respectively.

9.  OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following as of December 31, 2000 and 2001 (in thousands):

                                                               2000      2001
                                                              -------   -------
Interest payable............................................  $ 2,300   $ 1,294
Employee benefit plan contributions.........................    1,030     1,665
Sales taxes payable.........................................    2,354     3,408
Other taxes payable.........................................    1,427     1,335
Deferred revenue............................................       --     3,626
Other current liabilities...................................    5,115     3,964
                                                              -------   -------
                                                              $12,226   $15,292
                                                              =======   =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

10.  LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     A summary of long-term debt and capital lease obligations as of December 31, is as follows (in thousands):

                                                                2000       2001
                                                              --------   --------
Notes, interest at 10.125% with semi-annual interest
  payments due on June 1 and December 1.....................  $200,000   $149,100
Tranche A Loan, interest at LIBOR plus an applicable margin
  (8.76% and 4.66% as of December 31, 2000 and 2001)........    65,844     55,000
Tranche A Loan, interest at LIBOR plus an applicable margin
  (8.21% as of December 31, 2000)...........................    65,843         --
Tranche B Loan, interest at LIBOR plus an applicable margin
  (9.14% and 5.16% as of December 31, 2000 and 2001)........    47,720    106,859
Tranche B Loan, interest at LIBOR plus an applicable margin
  (9.33% as of December 31, 2000)...........................    47,719         --
Revolving Loans, interest at Swing Line (9.25% as of
  December 31, 2000)........................................    10,000         --
Revolving Loans, interest at Base Rate (9.75% as of December
  31, 2000).................................................    20,000         --
Capitalized lease obligations, collateralized by certain
  equipment furniture and fixtures, rates ranging from 5.21%
  to 7.80%..................................................     8,207      6,883
                                                              --------   --------
                                                               465,333    317,842
Less current maturities.....................................   (58,503)   (15,031)
                                                              --------   --------
                                                              $406,830   $302,811
                                                              ========   ========

     In June of 1998 the Company issued $200.0 million of Notes and entered into a $340.0 million Senior Credit Facility, which includes $40.0 million of revolving loans (the "Revolving Loans"). The Senior Credit Facility provides for a $200.0 million term loan (the "Tranche A Loan"), a $100.0 million term loan (the "Tranche B Loan"), and $40.0 million of Revolving Loans. The Company may use the Revolving Loans for letters of credit of up to $15.0 million. Letters of credit of $1.5 million were outstanding as of December 31, 2001 and 2000.

     Borrowings under the Senior Credit Facility required quarterly principal and interest payments. The Tranche A Loan and Revolving Loans mature on June 30, 2004. The Tranche B Loan matures on June 30, 2006. The Company may, at its option, prepay the term loans without premium or penalty. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company's wholly-owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly-owned subsidiaries. There are no material restrictions on the Company's ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

     The loans under the Senior Credit Facility bear interest, at the Company's election, at either the LIBOR Rate plus an applicable margin, the Base Rate Basis plus an applicable margin or at a Swing Line Rate that is equal to the Base Rate less a 0.5% commitment fee. The Base Rate Basis is the higher of the prime rate of Bank of America or the federal funds effective rate plus 0.5%. The applicable LIBOR margin is 2.0% for the Tranche A Loan and the Revolving Loans and 2.5% for the Tranche B Loan. The applicable Base Rate Basis margin is 0.75% for the Tranche A Loan and the Revolving Loans, and 1.25% for the Tranche B Loan. The interest rates on all borrowings outstanding under the Senior Credit Facility as of December 31, 2000 and 2001 were based on LIBOR. The weighted-average interest rate on the Tranche A and Tranche B borrowings

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES outstanding at December 31, 2000 and 2001 was 8.80% and 4.99%, respectively. The applicable margin with respect to the loans will be eligible for certain performance pricing step-downs.

     As of December 31, 2000, $30.0 million was outstanding under the Revolving Loans. The Company borrowed $10.0 million of the revolver under a Swing Line advance and the remaining $20.0 million was drawn under a Base Rate advance. The weighted-average interest rate on the Revolving Loans outstanding at December 31, 2000 was 10.08%. The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of December 31, 2000 and 2001. Commitment fees of approximately $173,000 and $107,600 are included in interest expense in 2000 and 2001, respectively.

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

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including fixed charge coverage ratios, maximum leverage ratios, capital expenditure measurements, and EBITDA measurements. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis beginning in March 2003.

     In January 2001, a limited partnership that includes an affiliate of Hicks Muse, certain members of the Donald J. Carter Jr. family (the "Carter Family"), and their respective affiliates (the "Note Limited Partnership") acquired, in the open market, $50.9 million aggregate principal amount of the Company's
10 1/8% Series B Senior Subordinated Notes due 2008 ("Notes") for approximately $23.0 million plus accrued interest. In March 2001, another limited partnership that includes an affiliate of Hicks Muse, certain members of the Carter Family, and their respective affiliates (the "Debt Limited Partnership") purchased $44.9 million of the Company's senior bank debt for approximately $35.6 million. This transaction is discussed further below and in Note 13.

     Effective March 30, 2001, the Company entered into an amendment to the Senior Credit Facility which, among other things: (i) reduced the Revolving Loans available to the Company from $40.0 million to $30.0 million; (ii) increased pricing by 75 basis points above previous levels; (iii) provided for an amendment fee of 25 basis points immediately payable to the Lenders who executed the amendment prior to March 31, 2001; (iv) provided for a fee of $3.0 million payable to the Lenders, with the payment of such fee deferred until September 30, 2001, and which such fee was forgiven in the event that certain existing equity holders or their affiliates contribute $40.0 million in equity to the Borrower prior to September 30, 2001; (v) reset the leverage and interest coverage ratios applicable through the fiscal quarter ended December 31, 2001; and (vi) added additional financial covenants with respect to minimum liquidity and EBITDA. Further limitations related to capital lease obligations, liens, acquisitions, payment of management fees to affiliates, letters of credit, loans and advances to suppliers, and asset sales were also added to the Senior Credit Facility. Payment terms of interest changed from quarterly payments to monthly payments. Additionally, the amendment to the Senior Credit Facility waived compliance with the minimum interest coverage and maximum leverage ratios of the Senior Credit Facility for the quarter ended December 31, 2000.

     As a result of the new financial covenant to measure liquidity, the Company classified $25.0 million of the balance outstanding under the Revolving Loans as a current liability at December 31, 2000. This represents the amount that could potentially be required to be repaid pursuant to this covenant in 2001.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     Additionally, in connection with the amendment to the Senior Credit Facility, the Company incurred debt issuance costs of $200,000 that have been deferred, and the Company has incurred $1.5 million in costs related to legal and consulting fees as of December 31, 2001, which are included in general and administrative expense.

     Additionally, in connection with the Debt Restructuring and Senior Preferred Stock issuances, the Company incurred additional debt issuance costs of $1.3 million which have been deferred and $422,000 in costs related to the Senior Preferred Stock issuance which has been recorded as a reduction to Senior Preferred Stock.

     The Company completed its Debt Restructuring on July 16, 2001 through the following transactions:

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

     - The Debt Limited Partnership purchased an additional 231 shares of Senior Preferred Stock for $231,000 cash.

     - The Company converted $44.9 million of the Tranche A Loan of the Senior Credit Facility into the Tranche B Loan of the Senior Credit Facility.

     - The Company's Senior Credit Facility was amended and restated to provide for, among other things, an increase of $10 million in the revolving credit line and the extension of the maturity dates of the Tranche A Loan and the Tranche B Loan for an additional six month period.

     As a result of the foregoing transactions, for financial reporting purposes, the Company wrote off $2.4 million in unamortized debt issuance costs (with a related income tax benefit of $902,000) and recorded $13.7 million of income taxes. These transactions are reflected in the Statement of Operations as an extraordinary loss.

     The Company will not report significant net taxable income in respect of the Debt purchase transactions and the issuance of the Preferred Stock. However, if tax is found to be due and payable by the Company with respect to such transactions prior to the termination of the Senior Credit Facility, the Note Limited Partnership and the Debt Limited Partnership are required, at their option: (i) to make a cash contribution to the capital of the Company; (ii) to purchase shares of common stock of the Company at the then-current market value; or (iii) to purchase additional shares of Preferred Stock, in each case in an aggregate amount equal to the net amount of tax paid by the Company.

     Included in general and administrative expenses as of December 31, 2001 are approximately $1.9 million in costs related to legal and consulting fees associated with the Company's Debt Restructuring.

     In conjunction with the Debt Restructuring, the Company designated 96,058.98 shares of Senior Preferred Stock. The shares of Senior Preferred stock shares have a par value of $0.01 per share and a liquidation preference of $1,000 per share, together with all declared or accrued and unpaid dividends thereon. In the event of any liquidation of the Company, holders of shares of Senior Preferred Stock shares shall be paid the liquidation preference plus all accrued dividends to the date of liquidation before any payments are made to the Common Stock holders. Dividends, as and if declared by the Company's Board of Directors, are cumulative and payable quarterly beginning October 1, 2001 at the rate of 12.5% of the liquidation preference per annum. Each share of Senior Preferred Stock is convertible at any time at the option of the holder for
51.49330587 shares of the Company's Common Stock.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

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

     The table below presents the net loss applicable to common shareholders for the year ended December 31, 2001 (in thousands):

Net income..................................................  $ 3,560
Less: 12.5% cumulative preferred stock dividends............    5,527
                                                              -------
Net loss applicable to common shareholders..................  $(1,967)
                                                              =======

     No dividends have been paid or declared as of December 31, 2001.

  CAPITAL LEASES

     In December 1999, the Company entered into capital leases with Bank One Leasing for certain equipment associated with the automated order fulfillment system being used in the new warehouse and distribution facility. The lessor funded the equipment purchase when construction of the automated order fulfillment system was completed in April 2000. The initial term of each of the leases is seven years. Interest is imputed at approximately 6.1% per annum. Total cost of the equipment funded under this lease was approximately $6.2 million. The Company also leases certain office furniture and equipment under capital lease obligations. Future minimum lease payments for the Company's assets held under capital lease obligations as of December 31, 2001 are as follows (in thousands):

Years ending December 31:
2002........................................................   $ 1,951
2003........................................................     1,556
2004........................................................     1,366
2005........................................................     1,355
2006........................................................     1,344
Thereafter..................................................       479
                                                               -------
Total minimum lease obligations.............................   $ 8,051
Less: amounts representing interest.........................    (1,168)
                                                               -------
Present value of minimum lease obligations..................   $ 6,883
Less: current maturities....................................    (1,531)
                                                               -------
Long-term capital lease obligations.........................   $ 5,352
                                                               =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     The following table represents a summary of the current maturities of long-term debt and capital leases as of December 31 (in thousands):

                                                               TOTAL
                                                              --------
2002........................................................  $ 15,031
2003........................................................    19,760
2004........................................................    27,142
2005........................................................    48,205
2006........................................................    58,132
Thereafter..................................................   149,572
                                                              --------
                                                              $317,842
                                                              ========

11.  BENEFIT PLANS

  EMPLOYEE BENEFIT PLANS

     The Company's 401(k) plan covers all full-time employees who have at least six months of service and are age 18 or older. Beginning in 1999, the 401(k) plan generally allows employees to contribute up to 16% of their base salary in various investment alternatives and provides for Company matching contributions of up to 4%. The Company's matching contributions totaled $752,000 and $803,000 in 2000 and 2001, respectively. Additionally, the Board may make discretionary contributions to the 401(k) plan at any time. The Board approved discretionary contributions of $1.0 million and $1.5 million to the 401(k) for 2000 and 2001.

  STOCK-BASED COMPENSATION PLANS

     The Company has adopted stock option plans for key employees (the "Key Employee Stock Option Plan") and for Displayers and other independent contractors (the "Independent Contractor Stock Option Plan"). A trust (the "Stock Option Trust") holds and distributes stock options granted under the Independent Contractor Stock Option Plan.

     Options under both plans are issued at an exercise price equal to the estimated fair market value of common stock on the date of grant. Options granted under both plans vest ratably over five years and have a 10 year term; however, if an initial public offering occurs, vesting is accelerated for options issued under the Independent Contractor Stock Option Plan.

  KEY EMPLOYEE STOCK OPTION PLAN

     Options for a total of 1,353,924 shares of common stock were available for grant upon the adoption of the Key Employee Stock Option Plan. As the Company's common stock is not publicly traded, the fair value of options granted to key employees was estimated on the date of grant using the minimum value method of option pricing and the assumptions set forth below in order to determine compensation expense for disclosure purposes only in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company accounts for options issued under the Key Employee Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25 ("APB 25").

  INDEPENDENT CONTRACTOR STOCK OPTION PLAN

     Options for a total of 338,481 shares were available for grant to the Stock Option Trust for the benefit of certain Displayers and other independent contractors upon the adoption of the Independent Contractor Stock Option Plan. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes method of option pricing based on the assumptions set forth below in order to determine

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES compensation expense for the period. As the Company's common stock is not publicly traded, a volatility factor for a peer group of public companies is utilized in the Black-Scholes model. The Company accounts for options issued under the Independent Contractor Stock Option Plan in accordance with SFAS No.
123. Compensation expense (credit) totaled $912,000, ($351,000), and ($62,000) for 1999, 2000 and 2001.

     Key information related to the Company's stock-based compensation plans is summarized below:

                                                                      INDEPENDENT
                                                           WEIGHTED   CONTRACTOR    WEIGHTED
                                            KEY EMPLOYEE   AVERAGE       STOCK      AVERAGE
                                            STOCK OPTION   EXERCISE     OPTION      EXERCISE
                                                PLAN        PRICE        PLAN        PRICE
                                            ------------   --------   -----------   --------
Options outstanding as of December 31,
  1998....................................     984,432      $18.05       272,291     $18.05
  Granted.................................      42,192      $21.33        22,230     $21.33
  Exercised...............................      (1,108)     $18.05            --     $   --
  Forfeited...............................     (14,404)     $18.05        (7,202)    $18.05
                                             ---------                 ---------
Options outstanding as of December 31,
  1999....................................   1,011,112      $18.19       287,319     $18.17
  Granted.................................      76,391      $18.05        30,554     $21.26
  Exercised...............................          --          --            --         --
  Forfeited...............................    (103,556)     $18.34        (4,771)    $18.63
  Expired.................................          --          --        (1,705)    $18.14
                                             ---------                 ---------
Options outstanding as of December 31,
  2000....................................     983,947      $18.16       311,397     $18.47
  Granted.................................      25,000      $18.05         8,290     $21.33
  Exercised...............................          --                        --
  Forfeited...............................     (25,484)     $18.05       (11,363)    $18.72
  Expired.................................     (24,376)     $18.05        (8,853)    $18.31
                                             ---------                 ---------
Options outstanding as of December 31,
  2001....................................     959,087      $18.17       299,471     $18.68
Options exercisable as of December 31,
  2001....................................     523,667                   158,832
Weighted average remaining contractual
  life....................................   6.7 years                 6.8 years
Valuation assumptions:
  Expected term...........................   6.0 years                 5.3 years
  Expected dividend yield.................        0.00%                     0.00%
  Expected volatility.....................          --                     35.26%
  Risk-free interest rate.................        4.46%                     4.57%

     The weighted average fair value of options granted in 1999, 2000, and 2001 under the Key Employee Stock Option Plan and Independent Stock Option Plan was $5.97, $4.66 and $2.62, and $9.92, $9.27 and $5.43, respectively.

  COMPENSATION CHARGE

     SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company's Key Employee Stock Option Plan been determined consistent with SFAS No. 123,

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES the Company's compensation cost and net income for 1999, 2000, and 2001 would approximate (in thousands):

                                                            KEY EMPLOYEE STOCK OPTION PLAN
                                                            -------------------------------
                                                              1999        2000       2001
                                                            ---------   --------   --------
SFAS No. 123 Compensation Cost:
  As reported.............................................        --         --         --
  Pro forma...............................................   $   998     $  815     $  914
Net Income:
  As reported.............................................   $41,588     $9,787     $3,560
  Pro forma...............................................   $40,959     $9,273     $2,984

12.  RESTRUCTURING, REDUNDANCY AND REORGANIZATION

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

  REDUNDANT WAREHOUSE AND DISTRIBUTION COST

     The Company's previously announced plan to consolidate its several distribution centers into a single facility was contingent upon timely integration and implementation of its automated order fulfillment system. This plan anticipated a significant warehouse and distribution headcount reduction in connection with the consolidation process. The Company encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. These delays forced the Company to hire additional temporary laborers and retain existing warehouse employees longer than originally anticipated.

     In addition, the Company continued to operate two of its older manual order fulfillment distribution facilities longer then was anticipated. In October 2000, one of the two manual operations was moved into the consolidated distribution facility. The Company has extended the lease term on the other manual distribution facility for a period of five years.

     Redundant warehouse and distribution costs resulting from the issues discussed above were approximately $6.1 million and $1.2 million for the year ended December 31, 2000 and 2001, respectively. These costs consist primarily of incremental labor associated with productivity issues at the new consolidated distribution facility, costs of operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

  REORGANIZATION COST

     During 2000, the Company implemented a corporate reorganization plan that included among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to the new warehouse and distribution facility. As a result of the move, the Company was able to sublet 44,000 square feet to a subtenant and has accelerated amortization of the related leasehold improvements.

     During 2001 in addition to redundant headquarter facility costs associated with the Company's reorganization plan, the Company incurred non-capitalizable legal fees related to obtaining a waiver for the Senior Credit Facility and Debt Restructuring.

     Included in selling and general and administrative expenses in the consolidated statements of operations and comprehensive income are the following amounts associated with the Company's reorganization plan as of December 31:

                                                               2000     2001
                                                              ------   ------
Staff reductions, excess facilities cost and other..........  $1,723   $3,177
Debt restructuring..........................................      --    3,419
Lease abandonment costs and accelerated amortization of
  leasehold improvements....................................   6,474       --
                                                              ------   ------
                                                              $8,197   $6,596
                                                              ======   ======

13.  RELATED PARTY TRANSACTIONS

     A shareholder and former Director of the Company is a partner of a law firm that renders various legal services for the Company. The Company paid the firm approximately $385,000, $236,000 and $67,000 for legal services during 1999, 2000 and 2001. Amounts due to the law firm totaled $27,000, as of December 31, 2000. There were no amounts due as of December 31, 2001.

     Another shareholder and former Director of the Company owns a company that supplies inventory items to the Company and whose primary customer is the Company. The Company paid the supplier approximately $30.9 million, $13.2 million, and $12.0 million during 1999, 2000 and 2001. Amounts due to this supplier totaled approximately $1.1 million and $225,000 as of December 31, 2000 and 2001.

     The Company owned 21% of the common stock of Charles W. Weaver Manufacturing Company, a supplier whose primary customer is the Company. The investment was sold on November 30, 2000 for $2.0 million resulting in a gain of $0.3 million. The Company paid the supplier $10.7 million and $12.4 million during 1999 and 2000, respectively. There were no amounts due this supplier as of December 31, 2000.

     The Company engages the services of a freight company controlled by former Directors of the Company to handle a small portion of its freight. The Company paid this freight company $108,000, $110,000 and $25,000 during 1999, 2000 and 2001 for its services. There were no amounts due this supplier as of December 31, 2000 and 2001.

     In conjunction with the June 1998 Recapitalization, the Company entered into an agreement requiring payment of a quarterly management fee to Hicks Muse and reimbursement of general expenses. The management fee will be adjusted annually, but in no event will the annual fee be less than $1.0 million or exceed $1.5 million. Management fees and reimbursements of general expenses totaled $1.2 million, $1.1 million and $1.0 million during 1999, 2000, and 2001, respectively. In addition, if the Board requests Hicks Muse to perform additional financial advisory services in the future, Hicks Muse will receive a financial

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES advisory fee. The management agreement with Hicks Muse terminates on June 4, 2008 or earlier under certain circumstances.

     On June 4, 1998, the Company entered into a five-year executive employment agreement with its former chief executive officer with annual compensation of $200,000, plus reimbursement for certain expenses. The agreement generally requires the Company to pay the former chief executive officer's salary throughout the five-year term unless he voluntarily terminates his employment during such term. The agreement, which contains a covenant not to compete with the Company during the employment term and for three years thereafter, can be voluntarily terminated only by the employee. In 1999, 2000, and 2001 the Company paid the former chief executive officer approximately $201,000, $200,000 and $266,000 pursuant to the terms and conditions of his executive employment agreement.

     The Company purchased inventory from a supplier who was also the minority owner of Laredo Candle through July of 2000. The Company paid the supplier $12.7 million during 2000. As of December 31, 2000 there were no amounts due to the minority owner.

     During 1999, 2000 and 2001, Board fees were paid to certain outside Directors which totaled $32,500, $33,000 and $24,000 respectively.

     In January 2001, Hicks Muse acquired in the open market, $50.9 million aggregate principal amount of the Company's 10 1/8% Series B Senior Subordinated Notes due 2008 ("Notes") for approximately $23.0 million plus accrued interest. In March 2001, the Debt Limited Partnership purchased $44.9 million of the Company's senior bank debt for approximately $35.6 million.

     During 2001, the Company contributed approximately $784,000 to a not-for-profit charity organization that was established in September 2001. The Company and the charity share some of the same officers. Amounts due to this charitable organization totaled approximately $120,000 as of December 31, 2001.

     During 2001, the Company paid a related party approximately $10,000 for marketing related expenses.

14.  COMMITMENTS AND CONTINGENCIES

     The Company is engaged in various legal proceedings incidental to its normal business activities. Because most of the claims are covered by insurance, management believes that the amounts, if any, which ultimately may be due in connection with such lawsuits and claims would not have a material effect upon the Company.

15.  SEGMENT REPORTING

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

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, redundant warehouse and distribution expenses, Homco restructuring, non-cash (expenses) credit for stock options and gains on sale of assets, Senior Credit Facility restructure and amendment fees and other income (expense) ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES consolidated purposes. The table below presents information about reportable segments used by the chief operation decision-maker of the Company as of and for the years ended December 31 (in thousands):

                              HI      MANUFACTURING   INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                           --------   -------------   -------------   ------------   ------------
1999
Net sales................  $499,515     $ 88,083         $ 9,098       $ (93,352)      $503,344
EBITDA...................    83,426       17,993            (338)           (946)       100,135
Total assets.............   145,222       42,577             825         (27,083)       161,541
Capital expenditures.....     5,449        7,101             245             (92)        12,703
2000
Net sales................  $452,792     $ 87,596         $15,148       $ (95,096)      $460,440
EBITDA...................    56,461       17,670             695             433         75,259
Total assets.............   144,815       62,324             700         (42,441)       165,398
Capital expenditures.....    28,501        5,512             122              --         34,135
2001
Net sales................  $448,819     $118,513         $22,896       $(128,535)      $461,693
EBITDA...................    49,311       33,856           2,543            (768)        84,942
Total assets.............   115,330      117,250           2,944         (80,976)       154,548
Capital expenditures.....    11,452        3,553              83              --         15,088

     The following table represents a reconciliation of consolidated EBITDA to income before income taxes and extraordinary loss for the years ended December 31 (in thousands):

                                                         1999       2000       2001
                                                       --------   --------   --------
EBITDA...............................................  $100,135   $ 75,259   $ 84,942
Effect of SAB 101....................................        --         --       (989)
Depreciation and amortization........................    (4,032)    (8,837)    (9,762)
Gain (loss) on disposition of assets.................    10,650      2,738       (495)
Stock option (expense) credit........................      (912)       351         62
Homco Restructuring..................................        --     (1,027)        --
Redundant warehouse & distribution...................        --     (6,089)    (1,197)
Reorganization costs.................................        --     (5,544)    (3,177)
Debt Restructuring and waiver fees...................        --         --     (3,419)
Interest income......................................     2,978      2,208      1,017
Interest expense.....................................   (44,081)   (45,496)   (37,982)
Other income (expense), net..........................      (183)     2,116        431
                                                       --------   --------   --------
Income before income taxes and extraordinary loss....  $ 64,555   $ 15,679   $ 29,431
                                                       ========   ========   ========

16.  GUARANTOR FINANCIAL DATA

     DWC, GIA, Homco, SVS, Laredo Candle and Homco Puerto Rico (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Notes. Laredo Candle became a guarantor in connection with the purchase of the 40% ownership of Laredo Candle Company L.L.P. from the minority owner on July 3, 2000. Prior to the purchase, Laredo Candle was not a guarantor. The Company's other subsidiaries, Home Interiors de Mexico and Home Interiors de Mexico Services(the "Non-Guarantors") have not guaranteed the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES not significant and have been omitted. Accordingly, the following presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $499,515    $84,590        $12,591         $(93,352)      $503,344
Cost of good sold.................   259,266     63,950          8,891          (91,717)       240,390
                                    --------    -------        -------         --------       --------
  Gross profit....................   240,249     20,640          3,700           (1,635)       262,954
Total selling, general and
  administrative..................   149,124      4,771          3,964             (746)       157,113
                                    --------    -------        -------         --------       --------
  Operating income (loss).........    91,125     15,869           (264)            (889)       105,841
Other income (expense), net.......   (41,821)     1,107            (29)            (543)       (41,286)
                                    --------    -------        -------         --------       --------
  Income (loss) before income
     taxes........................    49,304     16,976           (293)          (1,432)        64,555
Income taxes......................    16,313      6,654             --               --         22,967
                                    --------    -------        -------         --------       --------
  Net income (loss)...............  $ 32,991    $10,322        $  (293)        $ (1,432)      $ 41,588
                                    ========    =======        =======         ========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $452,792    $88,793        $13,951         $(95,096)      $460,440
Cost of good sold.................   241,475     68,119          7,148          (93,228)       223,514
                                    --------    -------        -------         --------       --------
  Gross profit....................   211,317     20,674          6,803           (1,868)       236,926
Total selling, general and
  administrative..................   173,427      2,633          6,399           (2,384)       180,075
                                    --------    -------        -------         --------       --------
  Operating income................    37,890     18,041            404              516         56,851
Other income (expense), net.......   (42,337)     1,512            (66)            (281)       (41,172)
                                    --------    -------        -------         --------       --------
  Income (loss) before income
     taxes........................    (4,447)    19,553            338              235         15,679
Income taxes......................      (564)     6,456             --               --          5,892
                                    --------    -------        -------         --------       --------
  Net income (loss)...............  $ (3,883)   $13,097        $   338         $    235       $  9,787
                                    ========    =======        =======         ========       ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $448,819    $119,996       $21,413        $(128,535)      $461,693
Cost of good sold.................   235,010      81,885        10,314         (126,316)       200,893
                                    --------    --------       -------        ---------       --------
  Gross profit....................   213,809      38,111        11,099           (2,219)       260,800
Total selling, general and
  administrative..................   180,484       6,919         8,883           (1,451)       194,835
                                    --------    --------       -------        ---------       --------
  Operating income................    33,325      31,192         2,216             (768)        65,965
Other income (expense), net.......   (37,604)      1,139           (69)              --        (36,534)
                                    --------    --------       -------        ---------       --------
  Income (loss) before income
     taxes and extraordinary
     loss.........................    (4,279)     32,331         2,147             (768)        29,431
Income taxes......................    (1,606)     11,805           472               --         10,671
                                    --------    --------       -------        ---------       --------
Income (loss) before extraordinary
  loss............................    (2,673)     20,526         1,675             (768)        18,760
Extraordinary loss................    15,200          --            --               --         15,200
                                    --------    --------       -------        ---------       --------
Net income (loss).................  $(17,873)   $ 20,526       $ 1,675        $    (768)      $  3,560
                                    ========    ========       =======        =========       ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                      HI       GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
                                                 ASSETS

Current assets:
  Cash and cash equivalents......  $  40,823    $   432        $   465         $     --      $  41,720
  Accounts receivable, net.......      9,008        227            373               --          9,608
  Inventories, net...............     22,587      5,903          1,106           (2,103)        27,493
  Other current assets...........      5,194      1,265            156               --          6,615
  Intercompany...................    (21,648)    28,403         (2,124)          (4,631)            --
                                   ---------    -------        -------         --------      ---------
       Total current assets......     55,964     36,230            (24)          (6,734)        85,436
Property, plant and equipment,
  net............................     43,393     16,844            363               --         60,600
Investment in subsidiaries.......     31,993      3,714             --          (35,707)            --
Debt issuance costs and other
  assets.........................     13,465      5,897             --               --         19,362
                                   ---------    -------        -------         --------      ---------
       Total assets..............  $ 144,815    $62,685        $   339         $(42,441)     $ 165,398
                                   =========    =======        =======         ========      =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...............  $  19,937    $ 1,669        $    85         $ (3,998)     $  17,693
  Current maturities of long-term
     debt and capital lease
     obligations.................     58,503         --             --               --         58,503
  Other current liabilities......     25,946      9,350            551               --         35,847
                                   ---------    -------        -------         --------      ---------
       Total current
          liabilities............    104,386     11,019            636           (3,998)       112,043
Long-term debt and capital lease
  obligations, net of current
  maturities.....................    406,830         --             --               --        406,830
Other liabilities................      7,638        998             --               --          8,636
                                   ---------    -------        -------         --------      ---------
       Total liabilities.........    518,854     12,017            636           (3,998)       527,509
                                   ---------    -------        -------         --------      ---------
Commitments and contingencies
  (Note 14)
Shareholders' equity (deficit):
  Common stock...................      1,524      1,010             14           (1,024)         1,524
  Additional paid-in capital.....    179,624     15,470          1,014          (16,484)       179,624
  Retained earnings (accumulated
     deficit)....................   (555,187)    34,188         (1,005)         (20,935)      (542,939)
  Other..........................         --         --           (320)              --           (320)
                                   ---------    -------        -------         --------      ---------
       Total shareholders' equity
          (deficit)..............   (374,039)    50,668           (297)         (38,443)      (362,111)
                                   ---------    -------        -------         --------      ---------
       Total liabilities and
          shareholders' equity
          (deficit)..............  $ 144,815    $62,685        $   339         $(42,441)     $ 165,398
                                   =========    =======        =======         ========      =========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2001

                                       HI       GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    ---------   ----------   --------------   ------------   ------------
                                                 ASSETS

Current assets:
  Cash and cash equivalents.......  $  13,757    $   (542)      $   497         $     --      $  13,712
  Accounts receivable, net........      9,879       1,022           802               --         11,703
  Inventories.....................     36,238       5,141         1,944           (2,871)        40,452
  Other current assets............      5,743       1,707           186               --          7,636
  Intercompany....................    (42,484)     43,503        (1,019)              --             --
                                    ---------    --------       -------         --------      ---------
       Total current assets.......     23,133      50,831         2,410           (2,871)        73,503
Property, plant and equipment,
  net.............................     47,213      17,591           360               --         65,164
Investment in subsidiaries........     34,247      43,858            --          (78,105)            --
Debt issuance costs and other
  assets..........................     10,736       5,554          (409)              --         15,881
                                    ---------    --------       -------         --------      ---------
       Total assets...............  $ 115,329    $117,834       $ 2,361         $(80,976)     $ 154,548
                                    =========    ========       =======         ========      =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................  $  22,697    $  2,210       $   133         $    632      $  25,672
  Current maturities of long-term
     debt.........................     15,031          --            --               --         15,031
  Other current liabilities.......     35,167      15,522           887               --         51,576
                                    ---------    --------       -------         --------      ---------
       Total current
          liabilities.............     72,895      17,732         1,020              632         92,279
Long-term debt, net of current
  maturities......................    302,811          --            --               --        302,811
Deferred income taxes.............     20,973       1,498            --               --         22,471
                                    ---------    --------       -------         --------      ---------
       Total liabilities..........    396,679      19,230         1,020              632        417,561
                                    ---------    --------       -------         --------      ---------
Commitments and contingencies (see
  Note 14)
Shareholders' equity (deficit):
     Preferred stock..............     95,637          --            --               --         95,637
  Common stock....................      1,524       1,000            14           (1,014)         1,524
  Additional paid-in capital......    179,562      48,471         1,014          (49,485)       179,562
  Retained earnings (accumulated
     deficit).....................   (558,073)     49,133           670          (31,109)      (539,379)
  Other...........................         --          --          (357)              --           (357)
                                    ---------    --------       -------         --------      ---------
       Total shareholders' equity
          (deficit)...............   (281,350)     98,604         1,341          (81,608)      (263,013)
                                    ---------    --------       -------         --------      ---------
       Total liabilities and
          shareholders' equity
          (deficit)...............  $ 115,329    $117,834       $ 2,361         $(80,976)     $ 154,548
                                    =========    ========       =======         ========      =========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATING CASH FLOW INFORMATION

                                                    FOR THE YEAR ENDED DECEMBER 31, 1999
                                    --------------------------------------------------------------------
                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by (used in)
  operating activities............  $ 41,281    $  1,684       $  (138)        $(14,754)      $ 28,073
Net cash provided by (used in)
  investing activities............   (17,284)     (1,974)       (2,436)          15,009         (6,685)
Net cash provided by (used in)
  financing activities............   (32,738)         --         2,301              163        (30,274)

                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                    --------------------------------------------------------------------
                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by (used in)
  operating activities............  $ 17,478    $ 10,563        $ 378           $(418)        $ 28,001
Net cash used in investing
  activities......................    (9,999)    (10,504)        (122)             --          (20,625)
Net cash provided by financing
  activities......................     1,657         642           --              --            2,299

                                                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                    --------------------------------------------------------------------
                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities......................  $ 37,815    $ 2,328          $152            $--          $ 40,295
Net cash used in investing
  activities......................   (11,449)    (3,306)          (83)            --           (14,838)
Net cash used in financing
  activities......................   (53,428)        --            --             --           (53,428)

17.  QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes (in thousands) the effect of SAB 101 on the quarters ended for the year 2000:

                                                                                                                       TOTAL
                       MARCH 31, 2000         JUNE 20, 2000        SEPTEMBER 20, 2000     DECEMBER 31, 2000     --------------------
                    --------------------   --------------------   --------------------   --------------------                 TOTAL
                                 REVISED                REVISED                REVISED                REVISED                REVISED
                    PREVIOUSLY     FOR     PREVIOUSLY     FOR     PREVIOUSLY     FOR     PREVIOUSLY     FOR     PREVIOUSLY     FOR
                     REPORTED    SAB 101    REPORTED    SAB 101    REPORTED    SAB 101    REPORTED    SAB 101    REPORTED    SAB 101
                    ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
Net sales.........   121,121     112,090    104,932     107,008     96,970     94,975     137,417     146,367    460,440     460,440
Gross profit......    60,477      55,957     55,936      57,231     53,298     51,927      67,215      71,811    236,926     236,926
Operating income..    15,950      12,578     19,359      20,391     16,315     15,195       5,227       8,687     56,851      56,851
Net income
  (loss)..........     3,005         897      6,326       6,971      2,591      1,891      (2,135)         28      9,787       9,787

     The following table presents quarterly results (in thousands) during 2001.

                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        2001        2001         2001            2001        TOTAL
                                      ---------   --------   -------------   ------------   --------
Net sales...........................  $112,090    $106,088     $100,117        $143,398     $461,693
Gross profit........................    55,957      60,101       56,204          88,538      260,800
Operating income....................    12,577      17,209       11,536          24,643       65,965
Income before extraordinary loss....       897       3,887        2,160          11,816       18,760
Extraordinary loss..................        --          --       15,200              --       15,200
Net income (loss)...................       897       3,887      (13,040)         11,816        3,560

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

18.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

     SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually and in special circumstances. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in pretax income of approximately $391,000 per year.

     SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of the fiscal year. The Company will adopt the provisions of this statement on January 1, 2002 and does not anticipate any material financial accounting impact associated with its adoption.

     In September 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products", which addresses the income statement characterization of stock option awards, royalties, and other cash consideration the Company pays its District Directors, Branch Directors, Group Directors, Unit Directors and Trainers. The provisions of EITF 01-09 are required to be adopted starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of this new guidance.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                        COLUMN B           COLUMN C ADDITIONS           COLUMN D        COLUMN E
--------                      ------------   ------------------------------   -------------   -------------
                               BALANCE AT    CHARGED TO
                              BEGINNING OF    COSTS AND    CHARGED TO OTHER                    BALANCE AT
                                 PERIOD      EXPENSES(1)     ACCOUNTS(2)      DEDUCTIONS(3)   END OF PERIOD
                              ------------   -----------   ----------------   -------------   -------------
                                                         (AMOUNTS IN THOUSANDS)
Allowance for doubtful
  accounts:
  Year ended December 31,
     1999...................       348          1,662            108               (805)          1,313
  Year ended December 31,
     2000...................     1,313          2,801             93             (2,240)          1,967
  Year ended December 31,
     2001...................     1,967          2,254             --             (2,207)          2,014

---------------

(1) Represents provision for losses on accounts receivable.

(2) Represents collection of accounts previously written off.

(3) Represents write-off of uncollectible accounts receivable.

COLUMN A                        COLUMN B           COLUMN C ADDITIONS           COLUMN D        COLUMN E
--------                      ------------   ------------------------------   -------------   -------------
                               BALANCE AT    CHARGED TO
                              BEGINNING OF    COSTS AND    CHARGED TO OTHER                    BALANCE AT
                                 PERIOD      EXPENSES(A)       ACCOUNTS       DEDUCTIONS(B)   END OF PERIOD
                              ------------   -----------   ----------------   -------------   -------------
                                                         (AMOUNTS IN THOUSANDS)
Inventory Reserves:
  Year ended December 31,
     1999...................        --          1,342             --                 --           1,342
  Year ended December 31,
     2000...................     1,342          5,256             --             (1,742)          4,856
  Year ended December 31,
     2001...................     4,856          2,803             --             (3,137)          4,522

---------------

(A)  Provisions for losses.

(B)  Write-offs or reserve utilization as a result of inventory sales.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 2.1       --   Agreement and Plan of Merger, dated April 13, 1998, merging
                Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration
                Statement on Form S-4, No. 333-62021).
 2.2       --   Articles of Merger, dated June 4, 1998 (incorporated by
                reference to Exhibit 2.2 of the Company's Registration
                Statement on Form S-4, No. 333-62021).
 3.1       --   Articles of Incorporation of the Company (incorporated by
                reference to Exhibit 3.1 of the Company's Registration
                Statement on Form S-4, No. 333-62021).
 3.2       --   Bylaws of the Company (incorporated by reference to Exhibit
                3.2 of the Company's Registration Statement on Form S-4, No.
                333-62021).
 4.1       --   Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust
                Company of New York (incorporated by reference to Exhibit
                4.1 of the Company's Registration Statement on Form S-4, No.
                333-62021).
 4.2       --   First Supplemental Indenture dated as of July 3, 2000 among
                Home Interiors & Gifts, Inc., Laredo Candle Company, L.L.P.
                and United States Trust Company of New York (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.1       --   Credit Agreement, dated as of June 4, 1998, among the
                Company, the Lenders from time to time party thereto, The
                Chase Manhattan Bank, as syndication agent, National
                Westminster Bank, PLC, as documentation agent, The
                Prudential Insurance Company of America, as a co-agent,
                Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of
                the Company's Registration Statement on Form S-4, No.
                333-62021).
10.1.1     --   First Amendment to Credit Agreement, dated as of December
                18, 1998, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication
                agent, National Westminster Bank, PLC, as documentation
                agent, The Prudential Insurance Company of America, as a
                co-agent, Societe Generale, as a co-agent, Citicorp USA,
                Inc., as a co-agent, and Nationsbank, N.A., as
                administrative agent for the Lenders (incorporated by
                reference to Exhibit 10.1.1 of the Company's Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).
10.1.2     --   Second Amendment to Credit Agreement, dated as of March 12,
                1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent,
                National Westminster Bank, PLC, as documentation agent, The
                Prudential Insurance Company of America, as a co-agent,
                Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1.2 of the Company's Annual Report on Form 10-K, No. 333-62021,
                filed March 16, 1999).
10.1.3     --   Third Amendment to Credit Agreement, dated as of November
                19, 1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication
                agent, National Westminster Bank, PLC, as documentation
                agent, The Prudential Insurance Company of America, as a
                co-agent, Societe Generale, as a co-agent, Citicorp USA,
                Inc., as a co-agent, and Nationsbank, N.A., as
                administrative agent for the Lenders(incorporated by
                reference to Exhibit 10.1.3 of the Company's Annual Report on Form 10-K, No. 333-65201, filed March 14, 2000).
10.1.4     --   Fourth Amendment to Credit Agreement dated as of July 26,
                2000, but effective as of July 3, 2000, among the Company, the various lenders that are parties thereto, The Chase
                Manhattan Bank, as syndication agent, National Westminster
                Bank PLC, as documentation agent, The Prudential Insurance
                Company of America, Societe Generale, and Citicorp USA,
                Inc., as co-agents, and Bank of America, N.A., as
                administrative agent (incorporated by reference to Exhibit
                10.1 of the Company's Quarterly Report on Form 10-Q, No.
                333-62021, filed August 14, 2000).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.1.5     --   Fifth Amendment to Credit Agreement dated as of March 30,
                2001, among the Company, the various lenders that are
                parties thereto, The Chase Manhattan Bank, as syndication
                agent, National Westminster Bank, PLC, as documentation
                agent, The Prudential Insurance Company of America, as a
                co-agent, Societe Generale, as a co-agent, Citicorp USA,
                Inc. as a co-agent and Bank of America, N.A., formerly known as NationsBank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1.5 of the Company's Annual
                Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.2       --   Financial Advisory Agreement, dated June 4, 1998, between
                the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc.,
                Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco
                de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners,
                L.P. (incorporated by reference to Exhibit 10.2 of the
                Company's Registration Statement on Form S-4, No.
                333-62021).
10.2.1     --   First Amendment to Financial Advisory Agreement dated as of
                March 30, 2001, between the Company, Dallas Woodcraft, Inc,
                GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring
                Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and
                Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2.1 of the Company's Annual Report on Form
                10-K, No. 333-62021, filed April 4, 2001).
10.3       --   Monitoring and Oversight Agreement, dated June 4, 1998
                between the Company, Dallas Woodcraft, Inc., GIA, Inc.,
                Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents,
                Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co.
                Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4, No.
                333-62021).
10.3.1     --   First Amendment to Monitoring and Oversight Agreement dated as of March 30, 2001, between the Company, Dallas
                Woolisadcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto
                Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico,
                S.A. de C.V., and Hicks, Muse & Co. Partners, L.P.
                (incorporated by reference to Exhibit 10.3.1 of the
                Company's Annual Report on Form 10-K, No. 333-62021, filed
                April 4, 2001).
10.4       --   Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key
                Employees, dated June 4, 1998 (incorporated by reference to
                Exhibit 10.5 of the Company's Annual Report on Form 10-K,
                No. 333-62021, filed March 16, 1999).
10.5       --   Executive Employment Agreement, dated June 4, 1998, between the Company and Donald J. Carter (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on
                Form S-4, No. 333-62021).
10.6       --   Amendment to Executive Employment Agreement, dated December
                13, 2000, between Barbara J. Hammond and the Company
                (incorporated by reference to Exhibit 10.29.3 of the
                Company's Annual Report on Form 10-K, No. 333-62021 filed
                April 4, 2001).
10.7       --   Executive Employment Agreement, dated June 4, 1998, between the Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company's Registration
                Statement on Form S-4, No. 333-62021).
10.7.1*    --   Second Amended and Restated Employment Agreement, dated
                December 36, 2001 between Christina L. Carter Urschel and
                the Company.
10.8       --   Home Interiors & Gifts, Inc., 1998 Stock Option Plan for
                Unit Directors, Branch Directors and Certain Other
                Independent Contractors (incorporated by reference to
                Exhibit 10.10 of the Company's Registration Statement on
                Form S-4, No. 333-62021).
10.9       --   Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated
                June 4, 1998 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, No.
                333-62021).
10.10      --   Agreement, dated February 26, 1997, by and between the
                Company and Distribution Architects International, Inc.
                (incorporated by reference to Exhibit 10.12 of the Company's
                Registration Statement on Form S-4, No. 333-62021).
10.11      --   ISDA Master Agreement, dated as of June 25, 1998, by and
                between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration
                Statement on Form S-4, No. 333-62021).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.12      --   Shareholders Agreement, as of June 4, 1998 between the
                Company, Adkins Family Partnership, LTD., M. Douglas Adkins,
                Estate of Fern Ardinger, Ardinger Family Partnership, LTD.,
                Donald J. Carter, Jr., Linda J. Carter, Ronald Lee Carter,
                Donald J. Carter, William J. Hendrix, as Independent Special
                Trustee of the Carter 1997 Charitable Remainder Unit Trust,
                Howard L. Hammond and Barbara J. Hammond, Trustees of the
                Hammond Family Trust and Christina Carter Urschel
                (incorporated by reference to Exhibit 10.14 of the Company's
                Registration Statement on Form S-4, No. 333-62021).
10.13      --   Consulting Services Agreement dated as of June 3, 1999,
                between the Company and Tompkins Associates Incorporated
                (incorporated by reference to Exhibit 10.1 of the Company's
                Quarterly Report on Form 10-Q, No. 333-62021, filed on
                August 13, 1999).
10.13.1    --   First Amendment to Consulting Services Agreement dated
                September 2000, between the Company and Tompkins Associates
                Incorporated. (incorporated by reference to Exhibit 10.16.1 of the Company's Annual Report on Form 10-K, No. 333-62021,
                filed April 4, 2001).
10.14      --   Granite Tower at the Centre Office Lease dated August 17,
                1999, between 520 Partners, Ltd. and the Company
                (incorporated by reference to Exhibit 10.22 of the Company's
                Annual Report on Form 10-K, No. 333-62021, filed March 14,
                2000).
10.15      --   Amended and Restated Employment Agreement, dated November
                10, 2000, between Kenneth J. Cichocki and the Company.
                (incorporated by reference to Exhibit 10.27.1 of the
                Company's Annual Report on Form 10-K, No. 333-62021, filed
                April 4, 2001).
10.15.1*   --   Second Amended and Restated Employment Agreement, dated
                November 1, 2001, between Kenneth J. Cichocki and the
                Company.
10.16      --   Employment Agreement, dated May 24, 2000, between Michael D.
                Lohner and the Company (incorporated by reference to Exhibit
                10.5 of the Company's Quarterly Report on Form 10-Q, No.
                333-62021, filed on August 14, 2000).
10.16.1    --   Amended and Restated Employment Agreement, dated December
                31, 2000, between Michael D. Lohner and the Company.
                (incorporated by reference to Exhibit 10.28.1 of the
                Company's Annual Report on Form 10-K, No. 333-62021, filed
                April 4, 2001).
10.16.2    --   Second Amended and Restated Employment Agreement, dated July
                30, 2001, between Michael D. Lohner and the Company.
                (incorporated by reference to Exhibit 10.1 of the Company's
                Quarterly Reporting Form 10-Q, No. 333-62021 filed on
                November 9, 2001.)
10.17      --   Lease Schedule No. 1000101377, dated May 5, 2000, between
                the Company and Banc One Leasing Corporation. (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K, No. 333-62021 filed on March 14, 2000.)
10.18      --   Vectrix Customer Agreement, dated July 21, 2000, executed by
                Vectrix Business Solutions, Inc. and the Company
                (incorporated by reference to Exhibit 10.7 of the Company's
                Quarterly Report on Form 10-Q, No. 333-62021, filed on
                November 10, 2000).
10.19      --   Industrial Lease dated August 10, 2000 between Parker
                Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for
                building and facilities located in Coppell, Texas)
                (incorporated by reference to Exhibit 10.8 of the Company's
                Quarterly Report on Form 10-Q, No. 333-62021, filed on
                August 14, 2000).
10.20      --   Master Lease Agreement dated as of December 30, 1999 between
                Bank One Leasing Corporation and Home Interiors & Gifts,
                Inc. (incorporated by reference to Exhibit 10.9 of the
                Company's Quarterly Report on Form 10-Q, No. 333-62021,
                filed on August 14, 2000).
10.21*     --   Employment Agreement, dated November 1, 2001, between Nora
                Serrano and the Company.
21.1*      --   Subsidiaries of the Company.

---------------

* Filed herewith.