Form 10-K/A
period 2001-12-31
HOME INTERIORS & GIFTS INC
filed 2002-05-01
CIK 1067541

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


     The quarterly results for the first quarter ended March 31, 2001 and for the fourth quarter ended December 31, 2001, each as set forth in Note 17 in the Notes to Consolidated Financial Statements of the Company included in the Form 10-K for the year ended December 31, 2001, are being amended and restated in their entirety to correct a mathematical error. Except as amended as described above, the Consolidated Financial Statements of the Company being filed herewith (and included in the Company's 10-K for the year ended December 31, 2001 as previously filed with the Securities and Exchange Commission) remain unchanged.

                                   SIGNATURE

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

Date: April 30, 2002

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

17.  QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes (in thousands) the effect of SAB 101 on the quarters ended for the year 2000:

                                                                                                                       TOTAL
                       MARCH 31, 2000         JUNE 20, 2000        SEPTEMBER 20, 2000     DECEMBER 31, 2000     --------------------
                    --------------------   --------------------   --------------------   --------------------                 TOTAL
                                 REVISED                REVISED                REVISED                REVISED                REVISED
                    PREVIOUSLY     FOR     PREVIOUSLY     FOR     PREVIOUSLY     FOR     PREVIOUSLY     FOR     PREVIOUSLY     FOR
                     REPORTED    SAB 101    REPORTED    SAB 101    REPORTED    SAB 101    REPORTED    SAB 101    REPORTED    SAB 101
                    ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
Net sales.........   121,121     112,090    104,932     107,008     96,970     94,975     137,417     146,367    460,440     460,440
Gross profit......    60,477      55,957     55,936      57,231     53,298     51,927      67,215      71,811    236,926     236,926
Operating income..    15,950      12,578     19,359      20,391     16,315     15,195       5,227       8,687     56,851      56,851
Net income
  (loss)..........     3,005         897      6,326       6,971      2,591      1,891      (2,135)         28      9,787       9,787

     The following table presents quarterly results (in thousands) during 2001.

                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        2001        2001         2001            2001        TOTAL
                                      ---------   --------   -------------   ------------   --------
Net sales...........................  $ 94,443    $106,088     $100,117        $161,045     $461,693
Gross profit........................    52,722      60,101       56,204          91,773      260,800
Operating income....................     6,714      17,209       11,536          30,506       65,965
Income before extraordinary loss....    (2,615)      3,887        2,160          15,328       18,760
Extraordinary loss..................        --          --       15,200              --       15,200
Net income (loss)...................    (2,615)      3,887      (13,040)         15,328        3,560

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