Form 10-Q
period 2002-03-31
HOME INTERIORS & GIFTS INC
filed 2002-05-10
CIK 1067541

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                        COMMISSION FILE NUMBER 333-62021

                                   ----------

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2002, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.


================================================================================

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Interim Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and
  March 31, 2002.....................................................                 3

Consolidated Statements of Operations and Comprehensive
  Income for the three months ended March 31, 2001 and
  2002...............................................................                 4

Consolidated Statements of Cash Flows for the three months
  ended March 31, 2001 and 2002......................................                 5

Notes to Unaudited Interim Consolidated Financial
  Statements.........................................................                 6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations................................                 13

Item 3.  Quantitative and Qualitative Disclosure About
  Market Risk........................................................                 18

PART II - OTHER INFORMATION

Item 1.  Legal proceedings...........................................                 19

Item 6.  Exhibits and Reports on Form 8-K............................                 19

          ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2001 AND MARCH 31, 2002
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                          DECEMBER 31,    MARCH 31,
                                                                             2001           2002
                                                                          ------------   -----------
                                                                                         (unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents ..........................................     $  13,712      $  18,337
  Accounts receivable, net ...........................................        11,703         18,640
  Inventories, net ...................................................        40,452         47,146
  Deferred income tax benefit ........................................         6,540          9,084
  Other current assets ...............................................         1,096          2,062
                                                                           ---------      ---------
          Total current assets .......................................        73,503         95,269
Property, plant and equipment, net ...................................        65,164         64,683
Debt issuance costs, net .............................................        10,048          9,496
Other assets, net ....................................................         5,833          5,824
                                                                           ---------      ---------
          Total assets ...............................................     $ 154,548      $ 175,272
                                                                           =========      =========

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ...................................................     $  25,672      $  26,540
  Accrued seminars and incentive awards ..............................        19,126         15,712
  Royalties payable ..................................................         7,790          7,868
  Accrued compensation ...............................................         6,598          3,925
  Income taxes payable ...............................................         2,770          8,134
  Current maturities of long-term debt and capital
     lease obligations ...............................................        15,031         14,932
  Other current liabilities ..........................................        15,292         28,083
                                                                           ---------      ---------
          Total current liabilities ..................................        92,279        105,194
Long-term debt and capital lease obligations, net of current
  maturities .........................................................       302,811        302,566
Other liabilities ....................................................        22,471         22,199
                                                                           ---------      ---------
          Total liabilities ..........................................       417,561        429,959
                                                                           ---------      ---------

Commitments and contingencies
Shareholders' deficit:
  Preferred stock, par value $0.01 per share 10,000,000 shares authorized 96,058.98 shares designated as cumulative 12.5%
     Senior Convertible Preferred Stock at a liquidation value of
     $1,000 per share, 96,058.98 shares issued and outstanding .......        95,637         95,637
  Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and
     outstanding .....................................................         1,524          1,524
  Additional paid-in capital .........................................       179,562        179,676
  Accumulated deficit ................................................      (539,379)      (531,190)
  Other ..............................................................          (357)          (334)
                                                                           ---------      ---------
          Total shareholders' deficit ................................      (263,013)      (254,687)
                                                                           ---------      ---------
          Total liabilities and shareholders' deficit ................     $ 154,548      $ 175,272
                                                                           =========      =========


   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         2001           2002
                                                                      ---------      ---------
Net sales .......................................................     $  94,443      $ 118,020
Cost of goods sold ..............................................        41,721         51,472
                                                                      ---------      ---------
Gross profit ....................................................        52,722         66,548
Selling, general and administrative:
  Selling .......................................................        20,215         21,290
  Freight, warehouse and distribution ...........................        10,747         12,193
  General and administrative ....................................        14,693         13,397
  Gains on the disposition of assets ............................            (3)            --
  Stock option expense ..........................................            48            114
  Redundant warehouse and distribution ..........................           308             --
                                                                      ---------      ---------
          Total selling, general and administrative .............        46,008         46,994
                                                                      ---------      ---------
Operating income ................................................         6,714         19,554
Other income (expense):
  Interest income ...............................................           642             48
  Interest expense ..............................................       (11,662)        (6,498)
  Other income (expense), net ...................................           212           (127)
                                                                      ---------      ---------
          Other income (expense) net ............................       (10,808)        (6,577)
                                                                      ---------      ---------
Income (loss) before income taxes ...............................        (4,094)        12,977
Income taxes (benefit) ..........................................        (1,479)         4,788
                                                                      ---------      ---------
Net income (loss) ...............................................        (2,615)         8,189
Other comprehensive income (loss):
  Cumulative translation adjustment and other ...................           (29)            23
  Unrealized gains on derivative swaps at adoption of
   SFAS No. 133 .................................................           456             --
  Amortization to earnings of unrealized gain on derivative
    swap ........................................................          (114)            --
                                                                      ---------      ---------
          Other comprehensive income (loss) .....................           313             23
                                                                      ---------      ---------
Comprehensive income (loss) .....................................     $  (2,302)     $   8,212
                                                                      =========      =========

   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        2001          2002
                                                                      --------      --------
Cash flows from operating activities:
Net income (loss) ...............................................     $ (2,615)     $  8,189
                                                                      --------      --------
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization .................................        2,281         2,953
  Amortization of debt issuance costs and other .................          581           552
  Provision for doubtful accounts ...............................          304           531
  Provision for losses on inventories ...........................        1,102         1,079
  Gains on the disposition of assets ............................           (3)           --
  Stock option expense ..........................................           48           114
  Deferred tax benefit ..........................................         (132)       (2,797)
  Changes in assets and liabilities:
    Accounts receivable .........................................       (3,894)       (7,468)
    Inventories .................................................       (3,162)       (7,773)
    Other current assets ........................................          151          (516)
    Other assets ................................................         (159)            7
    Accounts payable ............................................        1,394           436
    Income taxes payable ........................................          594         5,364
    Other accrued liabilities ...................................       10,478         6,764
                                                                      --------      --------
        Total adjustments .......................................        9,583          (754)
                                                                      --------      --------
        Net cash provided by operating activities ...............        6,968         7,435
                                                                      --------      --------
Cash flows from investing activities:
  Purchases of property, plant and equipment ....................       (2,685)       (2,039)
  Proceeds from the sale of property, plant and equipment .......            3            --
  Increase in restricted cash ...................................           --          (450)
                                                                      --------      --------
        Net cash used in investing activities ...................       (2,682)       (2,489)
                                                                      --------      --------
Cash flows from financing activities:
  Increase in book overdrafts payable ...........................          350            --
  Payments under capital lease obligations ......................         (432)         (344)
  Payments under the Senior Credit Facility .....................       (7,419)           --
  Debt issuance costs ...........................................         (105)           --
                                                                      --------      --------
        Net cash used in financing activities ...................       (7,606)         (344)
                                                                      --------      --------
Effect of cumulative translation adjustment .....................          (29)           23
                                                                      --------      --------
Net increase (decrease) in cash and cash equivalents ............       (3,349)        4,625
Cash and cash equivalents at beginning of year ..................       41,720        13,712
                                                                      --------      --------
Cash and cash equivalents at end of period ......................     $ 38,371      $ 18,337
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

         The Company has been located in Dallas, Texas since its inception in 1957. Currently, a majority of the Company's outstanding capital stock is owned of record by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas based private investment firm ("Hicks Muse"). Approximately 50.3% of the dollar volume of products purchased by the Company in the first quarter of 2002 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company.

         The following is a brief description of the Company's subsidiaries, each of which is wholly owned:

         o        Dallas Woodcraft Company, LP (formerly Dallas Woodcraft, Inc.)
                  ("DWC") manufactures framed artwork and mirrors using custom-designed equipment.

         o GIA, Inc. ("GIA") manufactures various types of molded plastic products using custom-designed equipment. In April 2000, the Company consolidated its Homco, Inc. ("Homco") operations into its GIA facilities in Grand Island, Nebraska and sold the Homco facility in McKinney, Texas. Prior to April 2000, Homco manufactured molded plastic products similar to those manufactured by GIA.

         o Laredo Candle Company, L.P. ("Laredo Candle") manufactures candles using custom-designed equipment. Spring Valley Scents, Inc. ("SVS") is the general partner of Laredo Candle.

         o Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to the international Displayers.

         o Business operations were initiated in Canada during September 2001 and consisted primarily of start-up activities. The Company has not yet formed a separate legal entity to conduct its Canadian operations.


2. SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The last days of the quarters ended March 31, 2001 and 2002 in the accompanying unaudited consolidated financial information were March 31, 2001 and March 30, 2002, respectively.

         The consolidated financial information as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of March 31, 2002, its operating results and comprehensive income for the three months ended March 31, 2001 and 2002, and its cash flows for the three months ended March 31, 2001 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

         These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K and Form 10-K/A for the year ended December 31, 2001 as filed with the SEC.

         Certain reclassifications have been made to prior periods' balances to conform with current year presentation.


3. INVENTORIES

         Inventories, net consisted of the following as of December 31, 2001 and March 31, 2002 (in thousands):

                                             DECEMBER 31,          MARCH 31,
                                                2001                  2002
                                             ------------          ---------
Raw materials..........................       $  4,406              $  4,474
Work in process........................          2,169                 2,232
Finished goods.........................         38,399                45,706
                                              --------              --------
                                                44,974                52,412
Inventory allowance....................         (4,522)               (5,266)
                                              --------              --------
                                              $ 40,452              $ 47,146
                                              ========              ========

4. OTHER CURRENT LIABILITIES

         Other current liabilities consisted of the following as of December 31, 2001 and March 31, 2002 (in thousands):

                                              DECEMBER 31,     MARCH 31,
                                                 2001             2002
                                              ------------     ---------
Interest payable.......................        $   1,294       $   5,112
Employee benefit plan contributions....            1,665             317
Sales taxes payable....................            3,408           5,034
Other taxes payable....................            1,335             732
Deferred revenue.......................            3,626          13,079
Other current liabilities..............            3,964           3,809
                                               ---------       ---------
                                               $  15,292       $  28,083
                                               =========       =========

5. ADOPTION OF NEW ACCOUNTING STANDARDS

         SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. The Company adopted the provisions of this statement on January 1, 2002, and there was no material financial accounting impact associated with its adoption.

         SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," ("SFAS No. 144") was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company adopted the provisions of this statement on January 1, 2002, and there was no financial accounting impact associated with its adoption.

         In September 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which addresses the income statement characterization of stock option awards, royalties, and other cash consideration the Company pays its District Directors, Branch Directors, Group Directors, Unit Directors, and Trainers. The Company adopted the provisions on January 1, 2002, and there was no financial accounting impact associated with its adoption.

6. SEGMENT REPORTING

         The Company's reportable segments are based upon functional lines of business as follows:

         - Home Interiors "HI" -- direct seller of home decorative accessories in the United States;

         - Manufacturing -- manufactures framed artwork and mirrors, as well as various types of molded plastic products and candles; and

         - International -- direct seller of home decorative accessories in Mexico, Puerto Rico and Canada.

         The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, redundant warehouse and distribution expenses, non-cash (expense) credit for stock options, gains on disposition of assets, Senior Credit Facility restructure and amendment fees, and other income (expense) ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the chief operation decision-maker of the Company as of and for the quarters ended March 31 (in thousands):

                              HI         MANUFACTURING    INTERNATIONAL     ELIMINATIONS       CONSOLIDATED
                           --------      -------------    -------------     ------------       ------------
         2001
Net sales..............    $ 92,159        $ 25,389          $4,164          $ (27,269)          $ 94,443
EBITDA.................       6,760           7,351             212               (186)            14,137
Total assets...........     150,876          66,135           1,094            (47,049)           171,056
Capital expenditures...       2,314             361              10                 --              2,685

         2002
Net sales..............    $112,728        $ 33,776          $7,289          $ (35,773)          $118,020
EBITDA.................      15,997          10,960             871               (558)            27,270
Total assets...........     166,183          72,143           4,094            (67,148)           175,272
Capital expenditures...       1,785             250               4                 --              2,039

    The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the quarters ended March 31 (in thousands):


                                                    2001          2002
                                                  --------      --------
EBITDA ......................................     $ 14,137      $ 27,270
Effects of SAB 101 ..........................       (3,060)       (3,891)
Depreciation and amortization ...............       (2,281)       (2,953)
Gains on disposition of assets ..............            3            --
Stock option expense ........................          (48)         (114)
Reorganization costs ........................         (230)         (758)
Redundant warehouse & distribution ..........         (308)           --
Senior Credit Facility amendment fees .......       (1,499)           --
Interest income .............................          642            48
Interest expense ............................      (11,662)       (6,498)
Other income (expense), net .................          212          (127)
                                                  --------      --------
Income (loss) before income taxes ...........     $ (4,094)     $ 12,977
                                                  ========      ========

7. GUARANTOR FINANCIAL DATA

         DWC, GIA, Homco, SVS, Laredo Candle and Homco Puerto Rico (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Company's 10 1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the "Notes"). The Company's other subsidiaries, Home Interiors de Mexico and Home Interiors de Mexico Services (the "Non-Guarantors") have not guaranteed the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following presents financial information of the Guarantors and Non-Guarantors on a condensed consolidating basis (in thousands):

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                       HI          GUARANTORS    NON GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                    --------       ----------    --------------   ------------    ------------
Net sales ...................................       $ 92,159        $ 25,633        $  3,919        $(27,268)       $ 94,443
Cost of good sold ...........................         49,254          17,448           2,101         (27,082)         41,721
                                                    --------        --------        --------        --------        --------
  Gross profit ..............................         42,905           8,185           1,818            (186)         52,722
Total selling, general and
  administrative ............................         43,013           1,353           1,642              --          46,008
                                                    --------        --------        --------        --------        --------
  Operating income ..........................           (108)          6,832             176            (186)          6,714
Other income (expense), net .................        (11,205)            421             (24)             --         (10,808)
                                                    --------        --------        --------        --------        --------
  Income (loss) before income
     taxes ..................................        (11,313)          7,253             152            (186)         (4,094)
Benefit (provision) for income taxes ........          4,403          (2,924)             --              --           1,479
Equity in income (loss) of
  affiliated companies net of tax ...........          4,481               2              --          (4,483)             --
                                                    --------        --------        --------        --------        --------
  Net income (loss) .........................         (2,429)          4,331             152          (4,669)         (2,615)
Other comprehensive income (loss) ...........            342              --             (29)             --             313
                                                    --------        --------        --------        --------        --------
  Comprehensive income (loss) ...............       $ (2,087)       $  4,331        $    123        $ (4,669)       $ (2,302)
                                                    ========        ========        ========        ========        ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                       HI            GUARANTORS     NON GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                    ---------        ----------     --------------    ------------    ------------
Net sales ...................................       $ 113,040        $  34,323        $   6,430        $ (35,773)       $ 118,020
Cost of good sold ...........................          61,022           22,373            3,292          (35,215)          51,472
                                                    ---------        ---------        ---------        ---------        ---------
  Gross profit ..............................          52,018           11,950            3,138             (558)          66,548
Total selling, general and
  administrative ............................          43,092            1,526            2,376               --           46,994
                                                    ---------        ---------        ---------        ---------        ---------
  Operating income ..........................           8,926           10,424              762             (558)          19,554
Other income (expense), net .................          (6,628)              95              (44)              --           (6,577)
                                                    ---------        ---------        ---------        ---------        ---------
  Income (loss) before income
     taxes ..................................           2,298           10,519              718             (558)          12,977
Benefit (provision) for income taxes ........            (807)          (3,678)            (303)              --           (4,788)
Equity in income (loss) of
  affiliated companies net of tax ...........           7,255                4               --           (7,259)              --
                                                    ---------        ---------        ---------        ---------        ---------
  Net income (loss) .........................           8,746            6,845              415           (7,817)           8,189
Other comprehensive income ..................               2               --               21               --               23
                                                    ---------        ---------        ---------        ---------        ---------
  Comprehensive income (loss) ...............       $   8,748        $   6,845        $     436        $  (7,817)       $   8,212
                                                    =========        =========        =========        =========        =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001

                                                            HI         GUARANTORS    NON GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                         ---------     ----------    --------------   ------------     ------------
                          ASSETS

Current assets:
  Cash and cash equivalents ......................       $  13,757     $    (542)       $     497      $      --        $  13,712
  Accounts receivable, net .......................           9,879         1,022              802             --           11,703
  Inventories ....................................          36,238         5,141            1,944         (2,871)          40,452
  Other current assets ...........................           5,743         1,707              186             --            7,636
  Due to (due from) affiliated companies .........         (42,484)       43,503           (1,019)            --               --
                                                         ---------     ---------        ---------      ---------        ---------
       Total current assets ......................          23,133        50,831            2,410         (2,871)          73,503
Property, plant and equipment, net ...............          47,213        17,591              360             --           65,164
Investment in subsidiaries .......................          56,442            17               --        (56,459)              --
Debt issuance costs and other
   assets, net ...................................          10,736         5,554             (409)            --           15,881
                                                         ---------     ---------        ---------      ---------        ---------
       Total assets ..............................       $ 137,524     $  73,993        $   2,361      $ (59,330)       $ 154,548
                                                         =========     =========        =========      =========        =========

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ...............................       $  22,697     $   2,210        $     133      $     632        $  25,672
  Current maturities of long-term
     debt and capital lease
     obligations .................................          15,031            --               --             --           15,031
  Other current liabilities ......................          35,167        15,522              887             --           51,576
                                                         ---------     ---------        ---------      ---------        ---------
       Total current
          liabilities ............................          72,895        17,732            1,020            632           92,279
Long-term debt an capital
  lease obligations, net of current
  maturities .....................................         302,811            --               --             --          302,811
Other liabilities ................................          20,973         1,498               --             --           22,471
                                                         ---------     ---------        ---------      ---------        ---------
       Total liabilities .........................         396,679        19,230            1,020            632          417,561
                                                         ---------     ---------        ---------      ---------        ---------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock ................................          95,637            --               --             --           95,637
  Common stock ...................................           1,524         1,000               14         (1,014)           1,524
  Additional paid-in capital .....................         179,562        26,642            1,014        (27,656)         179,562
  Retained earnings (accumulated
     deficit) ....................................        (535,878)       27,121              670        (31,292)        (539,379)
  Other ..........................................              --            --             (357)            --             (357)
                                                         ---------     ---------        ---------      ---------        ---------
       Total shareholders' equity
          (deficit) ..............................        (259,155)       54,763            1,341        (59,962)        (263,013)
                                                         ---------     ---------        ---------      ---------        ---------
       Total liabilities and
          shareholders' equity
          (deficit) ..............................       $ 137,524     $  73,993        $   2,361      $ (59,330)       $ 154,548
                                                         =========     =========        =========      =========        =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2002

                                                             HI         GUARANTORS    NON GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                          ---------     ---------     --------------    ------------    ------------
                         ASSETS

Current assets:
  Cash and cash equivalents .......................       $  18,819     $    (812)       $     330        $      --      $  18,337
  Accounts receivable, net ........................          16,425         1,094            1,121               --         18,640
  Inventories .....................................          41,756         6,439            2,380           (3,429)        47,146
  Other current assets ............................           9,331         1,539              276               --         11,146
  Due to (due from) affiliated companies ..........         (40,735)       41,759           (1,024)              --             --
                                                          ---------     ---------        ---------        ---------      ---------
       Total current assets .......................          45,596        50,019            3,083           (3,429)        95,269
Property, plant and equipment,
  net .............................................          47,114        17,228              341               --         64,683
Investment in subsidiaries ........................          63,698            21               --          (63,719)            --
Debt issuance costs and other
  assets, net .....................................           9,775         5,545                                --         15,320
                                                          ---------     ---------        ---------        ---------      ---------
       Total assets ...............................       $ 166,183     $  72,813        $   3,424        $ (67,148)     $ 175,272
                                                          =========     =========        =========        =========      =========

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ................................       $  22,824     $   3,004        $      80        $     632      $  26,540
  Current maturities of long-term
     debt and capital lease obligations ...........          14,932            --               --               --         14,932
  Other current liabilities .......................          55,742         6,844            1,136               --         63,722
                                                          ---------     ---------        ---------        ---------      ---------
       Total current
          liabilities .............................          93,498         9,848            1,216              632        105,194
Long-term debt and capital lease
  obligations, net of current .....................         302,566            --               --               --        302,566
  maturities
Other liabilities .................................          20,412         1,357              430               --         22,199
                                                          ---------     ---------        ---------        ---------      ---------
       Total liabilities ..........................         416,476        11,205            1,646              632        429,959
                                                          ---------     ---------        ---------        ---------      ---------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock .................................          95,637            --               --               --         95,637
  Common stock ....................................           1,524         1,000               14           (1,014)         1,524
  Additional paid-in capital ......................         179,676        26,642            1,014          (27,656)       179,676
  Retained earnings (accumulated
     deficit) .....................................        (527,132)       33,966            1,086          (39,110)      (531,190)
  Other ...........................................               2            --             (336)              --           (334)
                                                          ---------     ---------        ---------        ---------      ---------
       Total shareholders' equity
          (deficit) ...............................        (250,293)       61,608            1,778          (67,780)      (254,687)
                                                          ---------     ---------        ---------        ---------      ---------
       Total liabilities and
          shareholders' equity
          (deficit) ...............................       $ 166,183     $  72,813        $   3,424        $ (67,148)     $ 175,272
                                                          =========     =========        =========        =========      =========

                  CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                               -------------------------------------------------------------------------
                                                  HI          GUARANTORS    NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                               --------       ----------    --------------   ------------   ------------
Net cash provided by (used in)
operating activities ...................       $  7,574        $   (529)       $    (77)       $     --       $  6,968
                                               --------        --------        --------        --------       --------
Cash flows from investing
activities:
  Purchase of property, plant
  and equipment ........................         (2,314)           (361)            (10)             --         (2,685)
  Proceeds from the sale of
  property, plant and equipment ........              3              --              --              --              3
                                               --------        --------        --------        --------       --------
    Net cash used in investing
    activities .........................         (2,311)           (361)            (10)             --         (2,682)
                                               --------        --------        --------        --------       --------
Cash flows from financing
activities:
  Payments under capital lease
  obligations ..........................           (432)             --              --              --           (432)
  Payment under the Senior Credit
  Facility .............................         (7,419)             --              --              --         (7,419)
  Debt issuance costs ..................           (105)             --              --              --           (105)
  Increase in book overdraft payable ...             --             350              --              --            350
                                               --------        --------        --------        --------       --------
    Net cash provided by (used
    in) financing activities ...........         (7,956)            350              --              --         (7,606)
                                               --------        --------        --------        --------       --------
 Effect of cumulative translation
 adjustment ............................             --              --             (29)             --            (29)
                                               --------        --------        --------        --------       --------
 Net decrease in cash and cash
 equivalents ...........................         (2,693)           (540)           (116)             --         (3,349)
                                               --------        --------        --------        --------       --------
 Cash and cash equivalents at the
 beginning of year .....................         40,823             432             465              --         41,720
                                               --------        --------        --------        --------       --------

                                               $ 38,130        $   (108)       $    349        $     --       $ 38,371
                                               ========        ========        ========        ========       ========


                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                          ----------------------------------------------------------------------
                                             HI          GUARANTORS   NON GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                          --------       ----------   --------------  ------------  ------------
Net cash provided by (used in)
operations ........................       $  7,639        $    (20)       $   (184)       $  --       $  7,435
                                          --------        --------        --------        -----       --------
Cash flows from investing
activities:
  Purchase of property, plant
  and equipment ...................         (1,785)           (250)             (4)          --         (2,039)
  Increase in restricted cash .....           (450)             --              --           --           (450)
                                          --------        --------        --------        -----       --------
    Net cash used in investing
    activities ....................         (2,235)           (250)             (4)          --         (2,489)
                                          --------        --------        --------        -----       --------
Cash flows from financing
activities:
  Payments under capital lease
  obligations .....................           (344)             --              --           --           (344)
                                          --------        --------        --------        -----       --------
    Net cash used in financing
    activities ....................           (344)             --              --           --           (344)
                                          --------        --------        --------        -----       --------
   Effect of cumulative
   translation adjustment .........              2              --              21           --             23
                                          --------        --------        --------        -----       --------
Net increase (decrease) in cash
and cash equivalents ..............          5,062            (270)           (167)          --          4,625
                                          --------        --------        --------        -----       --------
Cash and cash equivalents at the
beginning of year .................         13,757            (542)            497           --         13,712
                                          --------        --------        --------        -----       --------
Cash and cash equivalents at the
end of period .....................       $ 18,819        $   (812)       $    330        $  --       $ 18,337
                                          ========        ========        ========        =====       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes as of and for the year ended December 31, 2001, included in its Form 10-K and Form 10-K/A. Unless otherwise mentioned, all references to the number of Displayers, number of orders shipped and average order size relate to domestic sales activity only.

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

         All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) Displayer recruiting and activity levels; (ii) loss or retirement of key members of management; (iii) imposition of federal or state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of new products and promotion programs;
(vii) unexpected problems associated with the new enterprise resource planning system ("ERP") and (viii) general economic conditions. Many of these factors will be beyond the control of the Company.

         Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

COMPANY BACKGROUND

         The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of March 31, 2002, the Company sold its products to approximately 58,900 active Displayers located in the United States. The Company is also represented in Mexico, Puerto Rico and Canada. The Company's sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales.

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

         The number of new Displayers who have been recruited during the three months ended March 31, 2002 and approved through the Company's application process increased 29% as compared to the three months ended March 31, 2001 resulting from the successful implementation of the Company's career strategies and promotions directed at recruiting. The increase in the number of new recruits emphasizes the Company's focus on training and retention in order to help the new Displayers become productive and successful in their business.

         The Company also experienced an increase in retention of Displayers with greater than two years of service for the three months ended March 31, 2002. The retention of experienced Displayers was a result of significant improvements in areas such as product distribution fulfillment rates, product selection and Displayer training and motivation. Fulfillment rates for product distribution remained strong at 98% at March 31, 2002 and 2001. The Company is continuing to introduce new products in 2002 in an attempt to give the product line a fresh and more innovative look. New products are carefully selected and tested with Displayers prior to their introduction and placement in the product line. In the first three months of 2002, the Company launched a new children's line and a new line of prints from the award-winning artist Thomas Kinkade, also known as the "Painter of Light(TM)". The initial responses to these new product lines have been positive.

         The Company introduced sales promotion and development activities directed at helping Displayers increase their individual sales. In the first quarter of 2002, Displayer productivity increased 21% as measured by average sales per Displayer in the three month period ended March 31, 2002 as compared to the same period in 2001. Sales tools such as the "Show Flip Chart" introduced in 2001, have helped the Displayers conduct successful Show presentations. The increase in productivity for the three months ended March 31, 2002 was also partially attributable to the success of the "Pocketful of Hope" charity initiative, raising approximately $80,000 for the American Heart Association through sales of a special candle that was developed specifically for the charity.

         In addition to recruiting, retention and productivity, the Company initiated improvements in other operational areas. The Company continues to emphasize products of its manufacturing subsidiaries, which provide opportunities for gross margin improvement, and leverage of the fixed expense component of its cost structure. The manufacturing subsidiaries have also initiated additional sales to customers external to the Company. Outside sales for the three months ended March 31, 2002 were $1.6 million as compared to $255,000 in the comparable period of 2001. In addition, a review of the Company's import purchasing strategy prompted changes in the Company's methods of inventory management which have created gross margin improvements related to imported products. Finally, the Company initiated business operations in Canada during 2001 as a way of developing and promoting growth of the core business. Through the first quarter of 2002, the financial impact of Canada operations has been minimal.

REORGANIZATION ACTIVITIES

         During 2000, the Company implemented a corporate reorganization plan that included, among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to the new warehouse and distribution facility. Through March 31, 2002, the Company has sublet approximately 44,000 square feet of its 75,000 square feet of vacated corporate headquarters to a subtenant.

         Included in general and administrative expenses in the three months ended March 31, 2002 and March 31, 2001 Consolidated Statements of Operations and Comprehensive Income is approximately $758,000 and $1.7 million, respectively, of costs related to excess facilities, fees related to obtaining a debt covenant waiver in 2001, consulting costs associated with the Company's reorganization plan, and uncapitalizable fees related to ERP.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

         Net sales increased $23.6 million, or 25.0%, to $118.0 million in the three months ended March 31, 2002, from $94.4 million in the comparable period in 2001. The principal variables that impact net sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. Each of these variables increased in the three months ended March 31, 2002 as compared to the comparable period of 2001. The average number of active Displayers increased slightly to approximately 59,000 in the three months ended March 31, 2002, from 58,300 in the same period of 2001. The number of orders shipped increased 12.6% to 190,945 in the first quarter of 2002 from 169,526 in the 2001 period. In addition, the number of orders per Displayer increased 11.3% to 3.24 from 2.91 for the three months ended March 31, 2002 and 2001, respectively. Finally, the average order size increased 7.9% to $573 in the three months ended March 31, 2002, as compared to $531 in the comparable period in 2001. These variables, combined with the introduction of the new children's product line and line of Thomas Kinkade prints, and increased outside sales by the Company's manufacturing subsidiaries of $1.3 million, comprised the majority of the increase in net sales.

         Gross profit increased $13.8 million, or 26.2%, to $66.5 million in the three months ended March 31, 2002 from $52.7 million in the three months ended March 31, 2001. As a percentage of net sales, gross profit increased to 56.4% in the first quarter of 2002 from 55.8% in the first quarter of 2001. The increase in the gross profit percentage was due to the continued introduction of new products with higher gross margins, an increased focus on emphasizing the products of the Company's manufacturing subsidiaries and improved margins on the Company's imported products.

         Selling expense increased 5.3% to $21.3 million in the three months ended March 31, 2002 from $20.2 million in the comparable period of 2001. As a percentage of net sales, selling expense decreased to 18.0% as of the quarter ended March 31, 2002 from 21.4% in the comparable period of 2001. The decrease in percentage is primarily due to strategic changes in the cost and timing of promotional related expenses including lower costs of incentive trips as a percentage of net sales.

         Freight, warehouse and distribution expense increased $1.5 million, or 13.5%, to $12.2 million in the three months ended March 31, 2002 from $10.7 million in the three months ended March 31, 2001. These costs were 10.3% of net sales in the 2002 period, as compared to 11.4% in the comparable 2001 period. This decrease in freight as a percentage of sales was primarily due to continued improvements and efficiencies related to the Company's transportation strategy including establishing a relationship with a specialized freight company in an effort to improve the Company's freight handling and throughput procedures.

         General and administrative expense decreased $1.3 million, or 8.8%, to $13.4 million in the three months ended March 31, 2002, from $14.7 million in the three months ended March 31, 2001. The decrease is primarily related to certain additional non-recurring costs related to excess facilities, fees related to obtaining a debt covenant waiver in 2001, consulting costs associated with the Company's reorganization plan and uncapitalizable fees related to ERP. These costs were approximately $758,000 and $1.7 million for the quarter ended March 31, 2002 and 2001, respectively.

         Stock option expense of approximately $114,000 was recorded in the three months ended March 31, 2002, as compared to approximately $48,000 in the comparable 2001 period due to an increase in the fair value of the Company's common stock.

         Redundant warehouse and distribution expenses of approximately $308,000 were recorded in the three months ended March 31, 2001, and consisted primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility. There were no redundant warehouse and distribution expenses in the three months ended March 31, 2002.

         Interest expense decreased $5.2 million to $6.5 million in the three months ended March 31, 2002, from $11.7 million in the three months ended March 31, 2001. The decrease in interest expense is primarily related to the lower debt balance as a result of the conversion of $95.8 million in debt to Senior Preferred Stock as part of the Debt Restructuring that occurred in July 2001.

         Income taxes increased $6.3 million to $4.8 million in the three months ended March 31, 2002 from a benefit of $1.5 million in the comparable period of 2001. Income taxes, as a percentage of income before income taxes was 36.9% in the three months ended March 31, 2002, as compared to 36.1% in the three months ended March 31, 2001. The Company believes that the effective income tax rate for the year ended December 31, 2002 will be consistent with its effective income tax rate for the three-month period ended March 31, 2002.

SEGMENT PROFITABILITY

         The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico, Puerto Rico and Canada. International sales are directly attributable to the number of international Displayers the Company has selling its products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 6 to the Consolidated Financial Statements.

The Three Months Ended March 31, 2002 compared to the Three Months Ended March 31, 2001

         Consolidated net sales increased $23.6 million, or 25.0%, to $118.0 million in the three months ended March 31, 2002, from $94.4 million in the comparable 2001 period. This increase is primarily due to the $20.6 million or 22.3% increase in the Company's domestic direct sales. See discussion in "Results of Operations." International sales increased $3.1 million, or 75.0%, to $7.3 million in the three months ended March 31, 2002, from $4.2 million in the three months ended March 31, 2001. This increase is primarily due to expansion of the international Displayer network. Manufacturing related sales increased $8.4 million, or 33.0%, to $33.8 million in the first quarter of 2002, from $25.4 million in the first quarter of 2001. Excluding outside sales, which is discussed below, $3.5 million, $2.3 million and $1.2 million was provided by DWC, Laredo Candle and GIA, respectively.

         Outside sales for Laredo Candle were $1.4 million for the three months ended March 31, 2002. There were no outside sales for Laredo Candle in the same period of 2001. The Company is continuing to explore expansion possibilities with Laredo Candle to support the expected increase in outside sales opportunities as well as support its core business to Home Interiors. DWC contributed $203,000 in outside sales for the same period of 2002 as compared to $255,000 in the three months ended March 31, 2001.

         Consolidated EBITDA increased $13.2 million, or 92.9%, to $27.3 million in the three months ended March 31, 2002, from $14.1 million in the comparable period of 2001. This increase is primarily due to increased sales and margins as discussed previously in "Results of Operations." Manufacturing related EBITDA increased $3.6 million, or 49.1% to $11.0 million in the three months ended March 31, 2002, from $7.4 million in the comparable period of 2001. This increase is primarily due to the overall increase in sales of the manufacturing subsidiaries and improved manufacturing efficiencies. International related EBITDA increased approximately $0.7 million to $0.9 million in the three months ended March 31, 2002 from $0.2 million in the comparable period in 2001. This increase is primarily due to an increase in Displayers in Mexico.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents increased to $18.3 million as of March 31, 2002, from $13.7 million at December 31, 2001. The increase resulted primarily from $7.4 million provided by operating activities and was offset in part by $2.5 million and $0.3 million used in investing and financing activities, respectively.

         Net cash provided by operating activities increased $0.4 million during the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. An increase of $4.8 million related to income taxes payable and $10.8 million in additional net income was offset by an increase in the inventory balance of $4.6 million, an increase in deferred tax benefit of $2.7 million and an increase in accounts receivable of $3.6 million.

         Net cash used in investing activities decreased $0.2 million in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Purchases of property, plant and equipment in the three months ended March 31, 2002 totaled $2.0 million, as compared to $2.7 million in the three months ended March 31, 2001. In the three months ended March 31, 2002, restricted cash of $450,000 was placed in escrow to fund an asset purchase in the second quarter of 2002.

         In November 2001, the Company initiated a project to install a new ERP system and selected the J. D. Edwards, OneWorld XE Solutions, software package. The Company elected to undertake this project to mitigate the risks associated with the stability and productivity of the current information systems. The Company expects that the new ERP system will increase scalability, enhance functionality and provide a strong technical foundation to support anticipated growth. The implementation of the new ERP system is expected to be completed before December 31, 2002. The Company could experience business interruption and an increase to current cost estimates of the project if the estimated project plan were to encounter unexpected delays. Through March 31, 2002, the cash outlay for the ERP system was approximately $4.3 million.

         Net cash used in financing activities was $0.3 million in the three months ended March 31, 2002, as compared to $7.6 million in the three months ended March 31, 2001. This change was primarily as a result of timing of principal payments due under the Senior Credit Facility in 2002.

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

         As a result of the timing and the magnitude of working capital requirements and purchases of property, plant and equipment, the Company utilized the Revolving Loans during the three months ended March 31, 2001. As of March 31, 2001, $30.0 million was outstanding on the Revolving Loans. The Revolving Loans were not utilized during the first quarter of 2002 and as of March 31, 2002, there was not an outstanding balance on the Revolving Loans.

         The Company paid a total of $2.0 million in debt service for the three months ended March 31, 2002, consisting of interest under the Senior Credit Facility. Principal payments of $2.8 million on the Senior Credit Facility were paid after the end of the first quarter of 2002 on April 1, 2002 as a result of the timing of the due dates for the quarterly principal payments.

         The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, and maximum leverage ratios, capital expenditure measurements and EBITDA measurements. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis beginning in March 2003.

         As of May 10, 2002, the Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

         The Company's near and long-term operating strategies focus on broadening the Displayer base through recruiting efforts and increasing retention and productivity of the existing Displayer base and leveraging of the assets of the manufacturing subsidiaries. The Company believes that cash on hand, net cash flow from operations and borrowings under the Revolving Loans will be sufficient to fund its cash requirements through the year ended December 31, 2002. Cash requirements will consist primarily of payments of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

         The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate risks on changes in interest rates, the Company uses derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's international operations are becoming significant, and as a result, changes in foreign currency exchange rates may have a material effect on the Company in the future.

ADOPTION OF ACCOUNTING STANDARDS

         SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. The Company adopted the provisions of this statement on January 1, 2002, and there was no material financial accounting impact associated with its adoption.

         SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," ("SFAS No. 144") was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company adopted the provisions of this statement on January 1, 2002, and there was no financial accounting impact associated with its adoption.

         In September 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which addresses the income statement characterization of stock option awards, royalties, and other cash consideration the Company pays its District Directors, Branch Directors, Group Directors, Unit Directors, and Trainers. The Company adopted the provisions on January 1, 2002, and there was no financial accounting impact associated with its adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange on their financial statements. Refer to the information appearing under the subheading "Market-Sensitive Instruments and Risk Management" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation," which information is hereby incorporated by reference into this Item 3. All statements other than historical information incorporated into this Item 3 are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, the factors discussed in this report.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

        None

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

Date: May 10, 2002