Form 10-Q
period 2002-06-30
HOME INTERIORS & GIFTS INC
filed 2002-08-13
CIK 1067541

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2002, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.

================================================================================

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                PAGE NO.
                                                                                                --------
      PART I - FINANCIAL INFORMATION

      Item 1.  Unaudited Interim Consolidated Financial Statements:

      Consolidated Balance Sheets as of December 31, 2001 and
        June 30, 2002...............................................                                  3

      Consolidated Statements of Operations and Comprehensive
        Income for the three months and six months ended
        June 30, 2001 and 2002......................................                                  4

      Consolidated Statements of Cash Flows for the six months
        Ended June 30, 2001 and 2002................................                                  5

      Notes to Unaudited Interim Consolidated Financial
        Statements..................................................                                  6

      Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................                                 16

      Item 3.  Quantitative and Qualitative Disclosures About
        Market Risk.................................................                                 24

      PART II - OTHER INFORMATION

      Item 1.  Legal proceedings....................................                                 25

      Item 6.  Exhibits and Reports on Form 8-K.....................                                 25

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2001 AND JUNE 30, 2002
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                     DECEMBER 31,        JUNE 30,
                                                                                         2001              2002
                                                                                     ------------      ------------
                                                                                                        (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents ......................................................   $     13,712      $      5,943
  Accounts receivable, net .......................................................         11,703            18,735
  Inventories, net ...............................................................         40,452            61,977
  Deferred income tax ............................................................          6,540             9,438
  Other current assets ...........................................................          1,096             1,980
                                                                                     ------------      ------------
          Total current assets ...................................................         73,503            98,073
Property, plant and equipment, net ...............................................         65,164            65,196
Debt issuance costs, net .........................................................         10,048             8,979
Other assets, net ................................................................          5,833             5,907
                                                                                     ------------      ------------
          Total assets ...........................................................   $    154,548      $    178,155
                                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ...............................................................   $     25,672      $     29,349
  Accrued seminars and incentive awards ..........................................         19,126            16,187
  Royalties payable ..............................................................          7,790             9,896
  Accrued compensation ...........................................................          6,598             4,765
  Income taxes payable ...........................................................          2,770             4,288
  Current maturities of long-term debt and capital lease obligations .............         15,031            16,205
  Other current liabilities ......................................................         15,292            20,199
                                                                                     ------------      ------------
          Total current liabilities ..............................................         92,279           100,889
Long-term debt and capital lease obligations, net of current maturities ..........        302,811           298,193
Other liabilities ................................................................         22,471            22,820
                                                                                     ------------      ------------
          Total liabilities ......................................................        417,561           421,902
                                                                                     ------------      ------------

Commitments and contingencies
Shareholders' deficit:
  Preferred stock, par value $0.01 per share 10,000,000 shares authorized
     96,058.98 shares designated as cumulative 12.5% Senior Convertible
     Preferred Stock at a liquidation value of $1,000 per share, 96,058.98
     Shares issued and outstanding ...............................................         95,637            95,637
  Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,240,218 shares issued and outstanding ........................          1,524             1,524
  Additional paid-in capital .....................................................        179,562           179,655
  Accumulated deficit ............................................................       (539,379)         (520,048)
  Other ..........................................................................           (357)             (515)
                                                                                     ------------      ------------
          Total shareholders' deficit ............................................       (263,013)         (243,747)
                                                                                     ------------      ------------
          Total liabilities and shareholders' deficit ............................   $    154,548      $    178,155
                                                                                     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                 --------------------------      --------------------------
                                                                    2001            2002            2001            2002
                                                                 ----------      ----------      ----------      ----------
Net sales ..................................................     $  106,088      $  146,704      $  200,532      $  264,724
Cost of goods sold .........................................         45,987          62,641          87,708         114,113
                                                                 ----------      ----------      ----------      ----------
Gross profit ...............................................         60,101          84,063         112,824         150,611
Selling, general and administrative:
  Selling ..................................................         18,547          27,766          38,762          49,056
  Freight, warehouse and distribution ......................         10,528          15,987          21,274          28,180
  General and administrative ...............................         12,625          14,266          27,319          27,663
  Loss (gain) on the disposition of assets .................            367            (361)            364            (361)
  Stock option expense (credit) ............................            (14)            (21)             34              93
  Redundant warehouse and distribution .....................            839              --           1,147              --
                                                                 ----------      ----------      ----------      ----------
          Total selling, general and administrative ........         42,892          57,637          88,900         104,631
                                                                 ----------      ----------      ----------      ----------
Operating income ...........................................         17,209          26,426          23,924          45,980
Other income (expense):
  Interest income ..........................................            270              76             911             124
  Interest expense .........................................        (11,426)         (6,767)        (23,088)        (13,265)
  Other income (expense), net ..............................             53          (1,891)            266          (2,018)
                                                                 ----------      ----------      ----------      ----------
          Other income (expense), net ......................        (11,103)         (8,582)        (21,911)        (15,159)
                                                                 ----------      ----------      ----------      ----------
Income before income taxes .................................          6,106          17,844           2,013          30,821
Income taxes ...............................................          2,219           6,702             739          11,490
                                                                 ----------      ----------      ----------      ----------
Net income .................................................          3,887          11,142           1,274          19,331

Other comprehensive income (loss):
   Cumulative translation adjustment and other .............            (19)           (181)            (48)           (158)
   Unrealized gains on derivative swaps at adoption of
      SFAS No. 133 .........................................             --              --             456              --
   Amortization to earnings of unrealized gain on
      derivative swap ......................................           (114)             --            (229)             --
                                                                 ----------      ----------      ----------      ----------
          Other comprehensive income (loss) ................           (133)           (181)            179            (158)
                                                                 ----------      ----------      ----------      ----------
Comprehensive income .......................................     $    3,754      $   10,961      $    1,453      $   19,173
                                                                 ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     ----------------------
                                                                                       2001          2002
                                                                                     --------      --------
Cash flows from operating activities:
Net income .....................................................................     $  1,274      $ 19,331
                                                                                     --------      --------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................................        4,405         5,873
  Amortization of debt issuance costs and other ................................        1,354         1,069
  Provision for doubtful accounts ..............................................          418           867
  Provision for losses on inventories ..........................................        1,413         2,538
  Realized gains on derivative swap ............................................         (228)           --
  Loss (gain) on the disposition of assets .....................................          364          (361)
  Stock option expense .........................................................           34            93
  Deferred tax expense (benefit) ...............................................        1,208        (2,644)
  Changes in assets and liabilities:
    Accounts receivable ........................................................       (1,855)       (7,899)
    Inventories ................................................................       (8,987)      (24,064)
    Other current assets .......................................................          (23)         (884)
    Other assets ...............................................................         (397)          (64)
    Accounts payable ...........................................................         (809)        2,481
    Income taxes payable .......................................................       (1,260)        1,518
    Other accrued liabilities ..................................................        8,028         2,355
                                                                                     --------      --------
        Total adjustments ......................................................        3,665       (19,122)
                                                                                     --------      --------
        Net cash provided by operating activities ..............................        4,939           209
                                                                                     --------      --------

Cash flows from investing activities:
  Purchases of property, plant, and equipment ..................................       (6,736)       (4,940)
  Purchase of intangible assets ................................................           --           (10)
  Proceeds from the sale of property, plant, and equipment .....................          236           574
                                                                                     --------      --------
        Net cash used in investing activities ..................................       (6,500)       (4,376)
                                                                                     --------      --------

Cash flows from financing activities:
  Increase in book overdrafts payable ..........................................          133            --
  Payments under capital lease obligations .....................................         (762)         (694)
  Payments under the Senior Credit Facility ....................................      (14,839)       (2,750)
  Proceeds from borrowings under the revolving loan ............................       10,000            --
  Payments under the revolving loan ............................................      (29,000)           --
  Debt issuance costs ..........................................................         (318)           --
                                                                                     --------      --------
        Net cash used in financing activities ..................................      (34,786)       (3,444)
                                                                                     --------      --------

Effect of cumulative translation adjustment ....................................          (48)         (158)
                                                                                     --------      --------
Net decrease in cash and cash equivalents ......................................      (36,395)       (7,769)
Cash and cash equivalents at beginning of year .................................       41,720        13,712
                                                                                     --------      --------
Cash and cash equivalents at end of period .....................................     $  5,325      $  5,943
                                                                                     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BACKGROUND

    Home Interiors & Gifts, Inc, ("HI"), is a fully integrated manufacturer and distributor of home decorative accessories. HI, together with its subsidiaries (the "Company"), primarily uses the "party plan" method of distribution, whereby its non-employee, independent sales representatives ("Displayers") conduct shows in the homes of potential customers. The Company believes that in-home shows provide a comfortable environment where the unique benefits and attributes of the Company's products can be demonstrated in a more effective manner than in the typical retail setting.

    The Company has been located in Dallas, Texas since its inception in 1957. Currently, a majority of the Company's outstanding capital stock is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas based private investment firm ("Hicks Muse"). Approximately 49.7% of the dollar volume of products purchased by the Company in the first six months of 2002 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company.

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

    - Subsidiaries of the Company in Mexico and Puerto Rico provide sales support services to international Displayers.

    - Business operations were initiated in Canada during September 2001 and consisted primarily of start-up activities. The Company has not yet formed a separate legal entity to conduct its Canadian operations.

2. SIGNIFICANT ACCOUNTING POLICIES

    These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The last days of the quarters ended June 30, 2001 and 2002 in the accompanying unaudited consolidated financial information were June 30, 2001 and June 29, 2002, respectively.

    The consolidated financial information as of June 30, 2002 and for the three months and six months ended June 30, 2001 and 2002 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 2002, its operating results and comprehensive income for the three months and six months ended June 30, 2001 and 2002, and its cash flows for the six months ended June 30, 2001 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

    These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2001 as filed with the SEC.

    Certain reclassifications have been made to prior period's balances to conform with current year presentation.

3. INVENTORIES

    Inventories, net consisted of the following as of December 31, 2001 and June 30, 2002 (in thousands):

                                      DECEMBER 31,        JUNE 30,
                                          2001              2002
                                      ------------      ------------
        Raw materials ...........     $      4,406      $      5,366
        Work in process .........            2,169             1,817
        Finished goods ..........           38,399            60,828
                                      ------------      ------------
                                            44,974            68,011

        Inventory Allowance .....           (4,522)           (6,034)
                                      ------------      ------------
                                      $     40,452      $     61,977
                                      ============      ============


4. OTHER CURRENT LIABILITIES

    Other current liabilities consisted of the following as of December 31, 2001 and June 30, 2002 (in thousands):


                                                DECEMBER 31,       JUNE 30,
                                                    2001             2002
                                                ------------     ------------
   Interest payable .......................     $      1,294     $      1,335
   Employee benefit plan contributions ....            1,665              842
   Sales taxes payable ....................            3,408            3,930
   Other taxes payable ....................            1,335              918
   Deferred revenue .......................            3,626            8,920
   Other current liabilities ..............            3,964            4,254
                                                ------------     ------------
                                                $     15,292     $     20,199
                                                ============     ============


5. RECENTLY ISSUED AND ADOPTED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

    In July of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 with fiscal year beginning January 1, 2003 and does not anticipate any financial accounting impact associated with its adoption.

    In April of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB No. 44 "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 is effective in fiscal years beginning after May 15, 2002. The Company will adopt this provision of SFAS No. 145 with fiscal year beginning on January 1, 2003 and does not anticipate any material financial accounting impact associated with its adoption. All other provisions of SFAS No. 145 are effective for transactions occurring and financial statements issued after May 15, 2002. The Company adopted these provisions effective May 15, 2002, and there was not a financial accounting impact associated with their adoption.

    SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter in certain circumstances. The Company adopted the provisions of this statement on January 1, 2002, and there was no material financial accounting impact associated with its adoption.

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

    In September 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which applies to the income statement characterization of stock option awards, royalties, and other cash consideration the Company pays its District Directors, Branch Directors, Group Directors, Unit Directors, and Trainers. The Company adopted the provisions on January 1, 2002, and there was no financial accounting impact associated with its adoption.

6. SEGMENT REPORTING

    The Company's reportable segments are based upon functional lines of business as follows:

    - Home Interiors "HI" -- direct seller of home decorative accessories in the United States;

    - Manufacturing -- manufactures framed artwork and mirrors, as well as various types of molded plastic products and candles; and

    - International -- direct seller of home decorative accessories in Mexico, Puerto Rico, and Canada.

    The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, redundant warehouse and distribution expenses, non-cash (expense) credit for stock options, gains (losses) on disposition of assets, Senior Credit Facility restructuring and amendment fees, and other income (expense) ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the Company's executive management team as of and for the three months and six months ended June 30, 2001 and 2002 (in thousands):

         THREE MONTHS ENDED
              JUNE 30:             HI        MANUFACTURING     INTERNATIONAL     ELIMINATIONS      CONSOLIDATED
         ------------------     --------     -------------     -------------     ------------      ------------
         2001
         Net sales              $103,192     $      28,203     $       4,852     $    (30,159)     $    106,088
         EBITDA                   12,445             9,078               454             (665)           21,312

         2002
         Net sales              $139,319     $      41,107     $       8,599     $    (42,321)     $    146,704
         EBITDA                   13,083            14,508             1,155             (897)           27,849


           SIX MONTHS ENDED
               JUNE 30:            HI        MANUFACTURING     INTERNATIONAL     ELIMINATIONS      CONSOLIDATED
         --------------------   --------     -------------     -------------     ------------      ------------
         2001
         Net sales              $195,351     $      53,592     $       9,017     $    (57,428)     $    200,532
         EBITDA                   19,204            16,429               666             (852)           35,447
         Total assets            129,475            57,342             1,367          (46,443)          141,741
         Capital expenditures      5,479             1,232                25               --             6,736

         2002
         Net sales              $252,047     $      74,883     $      15,888     $    (78,094)     $    264,724
         EBITDA                   29,080            25,468             2,026           (1,455)           55,119
         Total assets            165,894            79,884             4,747          (72,370)          178,155
         Capital expenditures      3,893             1,038                 9               --             4,940

    The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the three months and six months ended June 30, 2001 and 2002 (in thousands):

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                           ----------------------      ----------------------
                                                             2001          2002          2001          2002
                                                           --------      --------      --------      --------
         EBITDA ......................................     $ 21,312      $ 27,849      $ 35,447      $ 55,119
         Effects of SAB 101 ..........................          791         1,696        (2,268)       (2,195)
         Depreciation and amortization ...............       (2,124)       (2,920)       (4,405)       (5,873)
         Gain (loss) on the disposition of assets ....         (367)          361          (364)          361
         Stock option (expense) credit ...............           14            21           (34)          (93)
         Reorganization costs ........................       (1,101)         (581)       (1,331)       (1,339)
         Redundant warehouse & distribution ..........         (839)           --        (1,147)           --
         Senior Credit Facility amendment fees .......         (477)           --        (1,974)           --
         Interest income .............................          270            76           911           124
         Interest expense ............................      (11,426)       (6,767)      (23,088)      (13,265)
         Other income (expense), net .................           53        (1,891)          266        (2,018)
                                                           --------      --------      --------      --------
         Income before income taxes ..................     $  6,106      $ 17,844      $  2,013      $ 30,821
                                                           ========      ========      ========      ========

7. GUARANTOR FINANCIAL DATA

    DWC, GIA, Homco, SVS, Laredo Candle and Homco Puerto Rico (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Company's credit agreement with its principal lenders (the "Senior Credit Facility"), and the Company's 10-1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the "Notes"). The Company's other subsidiaries, Home Interiors de Mexico and Home Interiors de Mexico Services (the "Non-Guarantors") have not guaranteed the Senior Credit Facility nor the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

           THREE MONTHS ENDED
                JUNE 30:                        HI          GUARANTORS      NON-GUARANTORS      ELIMINATIONS      CONSOLIDATED
----------------------------------------     ---------      ----------      --------------      ------------      ------------
Net sales ..............................     $ 103,192      $   28,539      $        4,516      $    (30,159)     $    106,088
Cost of goods sold .....................        54,293          18,780               2,409           (29,495)           45,987
                                             ---------      ----------      --------------      ------------      ------------
  Gross profit .........................        48,899           9,759               2,107              (664)           60,101
Total selling, general and
  administrative .......................        39,599           1,578               1,715                --            42,892
                                             ---------      ----------      --------------      ------------      ------------
  Operating income (loss) ..............         9,300           8,181                 392              (664)           17,209
Other income (expense), net ............       (11,553)            372                  78                --           (11,103)
                                             ---------      ----------      --------------      ------------      ------------
  Income (loss) before income
     taxes .............................        (2,253)          8,553                 470              (664)            6,106
Benefit (provision) for income
  taxes ................................           753          (3,140)                168                --            (2,219)
Equity in income (loss) of
  affiliated companies net of tax ......         6,050               6                  --            (6,056)               --
                                             ---------      ----------      --------------      ------------      ------------
  Net income (loss) ....................         4,550           5,419                 638            (6,720)            3,887
Other comprehensive loss ...............          (114)             --                 (19)               --              (133)
                                             ---------      ----------      --------------      ------------      ------------
  Comprehensive income (loss) ..........     $   4,436      $    5,419      $          619      $     (6,720)     $      3,754
                                             =========      ==========      ==============      ============      ============

         SIX MONTHS ENDED
              JUNE 30:                          HI          GUARANTORS      NON-GUARANTORS      ELIMINATIONS      CONSOLIDATED
----------------------------------------     ---------      ----------      --------------      ------------      ------------
Net sales ..............................     $ 195,351      $   54,172      $        8,437      $    (57,428)     $    200,532
Cost of goods sold .....................       103,545          36,228               4,512           (56,577)           87,708
                                             ---------      ----------      --------------      ------------      ------------
  Gross profit .........................        91,806          17,944               3,925              (851)          112,824
Total selling, general and
  administrative .......................        82,613           2,931               3,356                --            88,900
                                             ---------      ----------      --------------      ------------      ------------
  Operating income (loss) ..............         9,193          15,013                 569              (851)           23,924
Other income (expense), net ............       (22,759)            794                  54                --           (21,911)
                                             ---------      ----------      --------------      ------------      ------------
  Income (loss) before income
     taxes .............................       (13,566)         15,807                 623              (851)            2,013
Benefit (provision) for income
  taxes ................................         5,157          (6,064)                168                --              (739)
Equity in income (loss) of
  affiliated companies net of tax ......        10,532               8                  --           (10,540)               --
                                             ---------      ----------      --------------      ------------      ------------
  Net income (loss) ....................         2,123           9,751                 791           (11,391)            1,274
Other comprehensive income
  (loss) ...............................           227              --                 (48)               --               179
                                             ---------      ----------      --------------      ------------      ------------
  Comprehensive income (loss) ..........     $   2,350      $    9,751      $          743      $    (11,391)     $      1,453
                                             =========      ==========      ==============      ============      ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

           THREE MONTHS ENDED
                JUNE 30:                         HI          GUARANTORS      NON-GUARANTORS      ELIMINATIONS      CONSOLIDATED
----------------------------------------     ----------      ----------      --------------      ------------      ------------
Net sales ..............................     $  140,077      $   41,792      $        7,156      $    (42,321)     $    146,704
Cost of goods sold .....................         74,524          26,087               3,454           (41,424)           62,641
                                             ----------      ----------      --------------      ------------      ------------
  Gross profit .........................         65,553          15,705               3,702              (897)           84,063
Total selling, general and
  administrative .......................         53,286           1,828               2,523                --            57,637
                                             ----------      ----------      --------------      ------------      ------------
  Operating income (loss) ..............         12,267          13,877               1,179              (897)           26,426
Other income (expense), net ............         (7,704)            116                (306)             (688)           (8,582)
                                             ----------      ----------      --------------      ------------      ------------
  Income (loss) before income
     taxes .............................          4,563          13,993                 873            (1,585)           17,844
Benefit (provision) for income
  taxes ................................         (1,431)         (5,211)                (60)               --            (6,702)
Equity in income (loss) of
  affiliated companies net of tax ......          9,595               8                  --            (9,603)               --
                                             ----------      ----------      --------------      ------------      ------------
  Net income (loss) ....................         12,727           8,790                 813           (11,188)           11,142
Other comprehensive income
  (loss) ...............................              2              --                (183)               --              (181)
                                             ----------      ----------      --------------      ------------      ------------
  Comprehensive income (loss) ..........     $   12,729      $    8,790      $          630      $    (11,188)     $     10,961
                                             ==========      ==========      ==============      ============      ============

         SIX MONTHS ENDED
              JUNE 30:                           HI          GUARANTORS      NON-GUARANTORS      ELIMINATIONS      CONSOLIDATED
----------------------------------------     ----------      ----------      --------------      ------------      ------------
Net sales ..............................     $  253,117      $   76,115      $       13,586      $    (78,094)     $    264,724
Cost of goods sold .....................        135,546          48,460               6,746           (76,639)          114,113
                                             ----------      ----------      --------------      ------------      ------------
  Gross profit .........................        117,571          27,655               6,840            (1,455)          150,611
Total selling, general and
  administrative .......................         96,378           3,354               4,899                --           104,631
                                             ----------      ----------      --------------      ------------      ------------
  Operating income (loss) ..............         21,193          24,301               1,941            (1,455)           45,980
Other income (expense), net ............        (14,332)            211                (350)             (688)          (15,159)
                                             ----------      ----------      --------------      ------------      ------------
  Income (loss) before income
     taxes .............................          6,861          24,512               1,591            (2,143)           30,821
Benefit (provision) for income
  taxes ................................         (2,238)         (8,889)               (363)               --           (11,490)
Equity in income (loss) of
  affiliated companies net of tax ......         16,850              12                  --           (16,862)               --
                                             ----------      ----------      --------------      ------------      ------------
  Net income (loss) ....................         21,473          15,635               1,228           (19,005)           19,331
Other comprehensive income
  (loss) ...............................              4              --                (162)               --              (158)
                                             ----------      ----------      --------------      ------------      ------------
  Comprehensive income (loss) ..........     $   21,477      $   15,635      $        1,066      $    (19,005)     $     19,173
                                             ==========      ==========      ==============      ============      ============

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001

                                                         HI        GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                     ----------    ----------    --------------    ------------    ------------
                      ASSETS

Current assets:
  Cash and cash equivalents ......................   $   13,757    $     (542)   $          497    $         --    $     13,712
  Accounts receivable, net .......................        9,879         1,022               802              --          11,703
  Inventories, net ...............................       36,238         5,141             1,944          (2,871)         40,452
  Other current assets ...........................        5,743         1,707               186              --           7,636
  Due to (due from) affiliated companies .........      (42,484)       43,503            (1,019)             --              --
                                                     ----------    ----------    --------------    ------------    ------------
        Total current assets .....................       23,133        50,831             2,410          (2,871)         73,503
Property, plant and equipment, net ...............       47,213        17,591               360              --          65,164
Investment in subsidiaries .......................       56,442            17                --         (56,459)             --
Debt issuance costs and other assets, net ........       10,736         5,554              (409)             --          15,881
                                                     ----------    ----------    --------------    ------------    ------------
        Total assets .............................   $  137,524    $   73,993    $        2,361    $    (59,330)   $    154,548
                                                     ==========    ==========    ==============    ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
                     (DEFICIT)

Current liabilities:
  Accounts payable ...............................   $   22,697    $    2,210    $          133    $        632    $     25,672
  Current maturities of long-term debt
     and capital lease obligations ...............       15,031            --                --              --          15,031
  Other current liabilities ......................       35,167        15,522               887              --          51,576
                                                     ----------    ----------    --------------    ------------    ------------
        Total current liabilities ................       72,895        17,732             1,020             632          92,279
Long-term debt and capital lease obligations,
     net of current maturities ...................      302,811            --                --              --         302,811
Other liabilities ................................       20,973         1,498                --              --          22,471
                                                     ----------    ----------    --------------    ------------    ------------
        Total liabilities ........................      396,679        19,230             1,020             632         417,561
                                                     ----------    ----------    --------------    ------------    ------------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock ................................       95,637            --                --              --          95,637
  Common stock ...................................        1,524         1,000                14          (1,014)          1,524
  Additional paid-in capital .....................      179,562        26,642             1,014         (27,656)        179,562
  Retained earnings (accumulated deficit) ........     (535,878)       27,121               670         (31,292)       (539,379)
  Other ..........................................           --            --              (357)             --            (357)
                                                     ----------    ----------    --------------    ------------    ------------
        Total shareholders' equity
          (deficit) ..............................     (259,155)       54,763             1,341         (59,962)       (263,013)
                                                     ----------    ----------    --------------    ------------    ------------
        Total liabilities and shareholders'
          equity (deficit) .......................   $  137,524    $   73,993    $        2,361    $    (59,330)   $    154,548
                                                     ==========    ==========    ==============    ============    ============

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2002

                                                         HI        GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                     ----------    ----------    --------------    ------------    ------------
                      ASSETS

Current assets:
  Cash and cash equivalents ......................   $    6,886    $   (1,336)   $          393    $         --    $      5,943
  Accounts receivable, net .......................       14,746         2,175             1,814              --          18,735
  Inventories, net ...............................       54,491         7,619             4,882          (5,015)         61,977
  Other current assets ...........................        9,119         1,774               525              --          11,418
  Due to (due from) affiliated companies .........      (43,464)       47,240            (3,776)             --              --
                                                     ----------    ----------    --------------    ------------    ------------
        Total current assets .....................       41,778        57,472             3,838          (5,015)         98,073
Property, plant and equipment, net ...............       47,432        17,423               341              --          65,196
Investment in subsidiaries .......................       67,343            29                --         (67,372)             --
Debt issuance costs and other assets, net ........        9,341         5,545                --              --          14,886
                                                     ----------    ----------    --------------    ------------    ------------
        Total assets .............................   $  165,894    $   80,469    $        4,179    $    (72,387)   $    178,155
                                                     ==========    ==========    ==============    ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
                     (DEFICIT)

Current liabilities:
  Accounts payable ...............................   $   26,433    $    2,170    $          114    $        632    $     29,349
  Current maturities of long-term debt
     and capital lease obligations ...............       16,205            --                --              --          16,205
  Other current liabilities ......................       42,304        12,074               957              --          55,335
                                                     ----------    ----------    --------------    ------------    ------------
     Total current liabilities ...................       84,942        14,244             1,071             632         100,889
Long-term debt and capital lease obligations,
     net of current maturities ...................      298,193            --                --              --         298,193
Other liabilities ................................       20,340         1,780               700              --          22,820
                                                     ----------    ----------    --------------    ------------    ------------
        Total liabilities ........................      403,475        16,024             1,771             632         421,902
                                                     ----------    ----------    --------------    ------------    ------------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock ................................       95,637            --                --              --          95,637
  Common stock ...................................        1,525         1,000                13          (1,014)          1,524
  Additional paid-in capital .....................      179,655        29,921             1,014         (30,935)        179,655
  Retained earnings (accumulated deficit) ........     (514,401)       33,524             1,899         (41,070)       (520,048)
  Other ..........................................            3            --              (518)             --            (515)
                                                     ----------    ----------    --------------    ------------    ------------
        Total shareholders' equity
          (deficit) ..............................     (237,581)       64,445             2,408         (73,019)       (243,747)
                                                     ----------    ----------    --------------    ------------    ------------
        Total liabilities and shareholders'
          equity (deficit) .......................   $  165,894    $   80,469    $        4,179    $    (72,387)   $    178,155
                                                     ==========    ==========    ==============    ============    ============

                  CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                      ---------------------------------------------------------------------------

                                                         HI        GUARANTORS     NON-GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                      --------     ----------     --------------     ------------    ------------
Net cash provided by (used in)
   operating activities ..........................    $  4,776     $      477     $         (314)    $         --    $      4,939
Cash flows from investing activities:
 Purchase of property, plant
    and equipment ................................      (5,479)        (1,232)               (25)              --          (6,736)
 Proceeds from the sale of property,
    plant and equipment ..........................         236             --                 --               --             236
                                                      --------     ----------     --------------     ------------    ------------
   Net cash used in investing
    activities ...................................      (5,243)        (1,232)               (25)              --          (6,500)
                                                      --------     ----------     --------------     ------------    ------------
Cash flows from financing activities:
 Proceeds from borrowings under
     revolving loan ..............................      10,000             --                 --               --          10,000
 Payments for borrowings under
     revolving loan ..............................     (29,000)            --                 --               --         (29,000)
 Payments under capital lease
    obligations ..................................        (762)            --                 --               --            (762)
 Payment under the Senior Credit
    Facility .....................................     (14,839)            --                 --               --         (14,839)
 Debt issuance costs .............................        (318)            --                 --               --            (318)
 Increase in book overdraft payable ..............          --            133                 --               --             133
                                                      --------     ----------     --------------     ------------    ------------
   Net cash provided by (used in)
    financing activities .........................     (34,919)           133                 --               --         (34,786)
                                                      --------     ----------     --------------     ------------    ------------
 Effect of cumulative translation
    adjustment ...................................          --             --                (48)              --             (48)
                                                      --------     ----------     --------------     ------------    ------------
Net decrease in cash and cash
   equivalents ...................................     (35,386)          (622)              (387)              --         (36,395)
Cash and cash equivalents at the beginning
   of year .......................................      40,823            432                465               --          41,720
                                                      --------     ----------     --------------     ------------    ------------
                                                      $  5,437     $     (190)    $           78     $         --    $      5,325
                                                      ========     ==========     ==============     ============    ============

                                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                      ---------------------------------------------------------------------------

                                                         HI        GUARANTORS     NON-GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                      --------     ----------     --------------     ------------    ------------
Net cash provided by (used in)
   operating activities ..........................    $   (101)    $      244     $           66     $         --    $        209
Cash flows from investing activities:
 Purchase of property, plant
    and equipment ................................      (3,893)        (1,038)                (9)              --          (4,940)
 Purchase of intangible assets ...................         (10)            --                 --               --             (10)
 Proceeds from the sale of property,
    plant and equipment ..........................         574             --                 --               --             574
                                                      --------     ----------     --------------     ------------    ------------
  Net cash used in investing
     activities ..................................      (3,329)        (1,038)                (9)              --          (4,376)
                                                      --------     ----------     --------------     ------------    ------------
Cash flows from financing activities:
 Payments under capital lease
    obligations ..................................        (694)            --                 --               --            (694)
 Payment under the Senior Credit
    Facility .....................................      (2,750)            --                 --               --          (2,750)
                                                      --------     ----------     --------------     ------------    ------------
  Net cash used in financing
     activities ..................................      (3,444)            --                 --               --          (3,444)
                                                      --------     ----------     --------------     ------------    ------------
 Effect of cumulative translation
    adjustment ...................................           3             --               (161)              --            (158)
                                                      --------     ----------     --------------     ------------    ------------
Net decrease in cash and cash
   equivalents ...................................      (6,871)          (794)              (104)              --          (7,769)
Cash and cash equivalents at the beginning
   of year .......................................      13,757           (542)               497               --          13,712
                                                      --------     ----------     --------------     ------------    ------------
                                                      $  6,886     $   (1,336)    $          393     $         --    $      5,943
                                                      ========     ==========     ==============     ============    ============

8. SUBSEQUENT EVENTS

     Effective July 29, 2002, the Company completed a refinancing that provided among other things: (i) a conversion of approximately $31.0 million of a $50.0 million term loan (the "Tranche A Loan") to a $106.4 million term loan (the "Tranche B Loan"); (ii) an advance of an additional $35.0 million of Tranche B Loan; (iii) increased interest rates for consenting lenders 150 basis points over the interest rates currently paid to the non-consenting lenders; (iv) modified quarterly principal payments; and (v) modification to the Company's required compliance thresholds for each of the minimum EBITDA covenant, maximum leverage ratio covenant (including senior leverage) and minimum fixed charge ratio covenant. The maturity dates of the loans were not extended. Approximately $4.0 million of bank and legal fees were paid at closing as a result of the debt restructuring.

    The following table sets forth Senior Credit Facility debt of the Company on an actual basis and as adjusted after giving the effect to the conversion of debt and additional advance as if such transaction occurred on June 30, 2002.


                                                                           AS
                                                            ACTUAL      ADJUSTED
                                                           --------     --------
         Current maturities of long-term debt:
           Tranche A Loan due 2004 ...................     $ 13,750     $  5,720
           Tranche B Loan due 2006 ...................        1,000        1,620
           Capital Leases ............................        1,455        1,455
                                                           --------     --------
              Total current debt .....................     $ 16,205     $  8,795
                                                           ========     ========

         Long-term debt maturities:
           Tranche A Loan due 2004 ...................     $ 38,750     $ 13,324
           Tranche B Loan due 2006 ...................      105,609      170,695
           10-1/8% Senior Subordinated
              Notes due 2008 .........................      149,100      149,100
           Capital Leases ............................        4,734        4,734
                                                           --------     --------
                                                           $298,193     $337,853
                                                           ========     ========

"As Adjusted" includes the impact of $2.5 million of Tranche A Loan principal payment and $250,000 of Tranche B Loan principal payment made on July 1, 2002.

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

COMPANY BACKGROUND

    The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of June 30, 2002, the Company sold its products to approximately 64,100 active Displayers located in the United States. The Company is also represented in Mexico, Puerto Rico and Canada. The Company's sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales.

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

    The number of new Displayers who have been recruited during the six months ended June 30, 2002 and approved through the Company's application process increased 27.6% as compared to the six months ended June 30, 2001 resulting from the successful implementation of the Company's career strategies and promotions directed at recruiting. The increase in the number of new recruits emphasizes the Company's focus on training and retention in order to help the new Displayers become productive and successful in their business.

    The Company also experienced a 4% increase in retention of Displayers with greater than two years of service for the six months ended June 30, 2002. The retention of experienced Displayers was a result of significant improvements in areas such as product distribution fulfillment rates, product selection and Displayer training and motivation. Fulfillment rates for product distribution remained strong at 99% as of June 30, 2002. The Company is continuing to introduce new products in 2002 in an attempt to give the product line a fresh and more innovative look. New products are carefully selected and tested with Displayers prior to their introduction and placement in the product line. In the first six months of 2002, the Company launched a new children's line and a new line of prints from the award-winning artist Thomas Kinkade, also known as the "Painter of Light(TM)." The initial responses to these new product lines have been positive.

    The Company introduced sales promotion and development activities directed at helping Displayers increase their individual sales. In 2002, Displayer productivity increased 22.8% as measured by average sales per Displayer in the six month period ended June 30, 2002 as compared to the same period in 2001. Sales tools such as the "Show Flip Chart" introduced in 2001, have helped the Displayers conduct successful Show presentations. The increase in productivity for the six months ended June 30, 2002 was also partially attributable to the success of the "Pocketful of Hope" charity initiative, raising approximately $230,000 for the American Heart Association through sales of a special candle that was developed specifically for the charity.

    In addition to recruiting, retention and productivity, the Company initiated improvements in other operational areas. The Company continues to emphasize products of its manufacturing subsidiaries, which provide opportunities for gross margin improvement, and leverage of the fixed expense component of its cost structure. The manufacturing subsidiaries have also initiated additional sales to customers external to the Company. Outside sales for the six months ended June 30, 2002 were $4.5 million. In comparison, outside sales for the six months ended June 30, 2001 were $514,000. In addition, a review of the Company's import purchasing strategy prompted changes in the Company's methods of inventory management which have created gross margin improvements related to imported products. Finally, the Company initiated business operations in Canada during 2001 as a way of developing and promoting growth of the core business. Through the first six months of 2002, the financial impact of Canada operations has been minimal.

REORGANIZATION ACTIVITIES

    During 2000, the Company implemented a corporate reorganization plan that included, among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to the new warehouse and distribution facility. Through June 30, 2002, the Company has sublet approximately 44,000 square feet of its 75,000 square feet of vacated corporate headquarters to a subtenant.

    Included in general and administrative expenses in the three months and six months ended June 30, 2002 and 2001 Consolidated Statements of Operations and Comprehensive Income are costs related to excess facilities, fees related to obtaining a debt covenant waiver in 2001, consulting costs associated with the Company's reorganization plan, and uncapitalizable fees related to ERP. These costs totaled $581,000 and $1.3 million in the three and six months ended June 30, 2002 as compared to $1.1 million and $1.2 million in the three and six months ended June 30, 2001, respectively. Included in selling expense for the three and six months ended June 30, 2001 is approximately $130,000 related to redundant costs. There were no redundant selling costs in the comparable 2002 periods.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

    Net sales increased $40.6 million, or 38.3%, to $146.7 million in the three months ended June 30, 2002, from $106.1 million in the comparable period in 2001. The principal variables that impact net sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. Each of these variables increased in the three months ended June 30, 2002 as compared to the comparable period of 2001. The average number of active Displayers increased to approximately 61,500 in the three months ended June 30, 2002, from 57,700 in the same period of 2001. The number of orders shipped increased 24.1% to 240,004 in the second quarter of 2002 from 193,452 in the 2001 period. In addition, the number of orders per Displayer increased 16.4% to 3.90 from 3.35 for the three months ended June 30, 2002 and 2001, respectively. Finally, the average order size increased 7.9% to $563 in the three months ended June 30, 2002, as compared to $522 in the comparable period in 2001. These variables, combined with increased outside sales by the Company's manufacturing subsidiaries of $2.6 million, comprised the majority of the increase in net sales.

    Gross profit increased $24.0 million, or 39.9%, to $84.1 million in the three months ended June 30, 2002 from $60.1 million in the three months ended June 30, 2001. As a percentage of net sales, gross profit increased to 57.3% in the second quarter of 2002 from 56.7% in the second quarter of 2001. The increase in the gross profit percentage was due to the continued introduction of new products with higher gross margins, an increased focus on emphasizing the products of the Company's manufacturing subsidiaries and improved margins on the Company's imported products.

    Selling expense increased 49.7% to $27.8 million in the three months ended June 30, 2002 from $18.5 million in the comparable period of 2001. As a percentage of net sales, selling expense increased to 18.9% as of the quarter ended June 30, 2002 from 17.5% in the comparable period of 2001. The increase in percentage is primarily due to higher Director related bonuses as a result of increased commissionable sales over the comparable periods. These expenses were partially offset by the cost and timing of promotional related expenses including lower costs of incentive trips as a percentage of net sales.

    Freight, warehouse and distribution expense increased $5.5 million, or 51.9%, to $16.0 million in the three months ended June 30, 2002 from $10.5 million in the three months ended June 30, 2001. These costs were 10.9% of net sales in the 2002 period, as compared to 9.9% in the comparable 2001 period. This increase in freight as a percentage of sales was primarily due to certain charges that occurred in the second quarter of 2002 related to rallies and additional shipments via air freight.

    General and administrative expense increased $1.7 million, or 13.0%, to $14.3 million in the three months ended June 30, 2002, from $12.6 million in the three months ended June 30, 2001. The increase is related to an increase in insurance costs of $0.6 million, increased professional fees of $0.8 million as a result of second quarter reclasses in 2001, $0.5 million related to depreciation on additional equipment, and $0.3 million due to timing of charitable contributions. In addition, certain additional non-recurring costs related to excess facilities, fees related to obtaining a debt covenant waiver in 2001, consulting costs associated with the Company's reorganization plan and uncapitalizable fees related to ERP are included in general and administrative expenses. These costs were approximately $581,000 and $1.4 million for the quarter ended June 30, 2002 and 2001, respectively.

    Redundant warehouse and distribution expenses of approximately $839,000 were recorded in the three months ended June 30, 2001, and consisted primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility. There were no redundant warehouse and distribution expenses in the three months ended June 30, 2002.

    Interest expense decreased $4.6 million to $6.8 million in the three months ended June 30, 2002, from $11.4 million in the three months ended June 30, 2001. The decrease in interest expense is primarily related to the lower debt balance as a result of the conversion of $95.8 million in debt to 12.5% Senior Convertible Preferred Stock, par value $0.01 per share, issued by the Company (the "Senior Preferred Stock") as part of the debt restructuring that occurred in July 2001.

    Income taxes increased $4.5 million to $6.7 million in the three months ended June 30, 2002 from $2.2 million in the comparable period of 2001. Income taxes, as a percentage of income before income taxes was 37.6% in the three months ended June 30, 2002, as compared to 36.3% in the three months ended June 30, 2001. The increase in percentage for the three-month period ended June 30, 2002 is due to accruals related to potential additional tax liabilities.

The Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30,
2001

    Net sales increased $64.2 million, or 32.0%, to $264.7 million in the six months ended June 30, 2002, from $200.5 million in the comparable period in 2001. The principal variables that impact net sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. Each of these variables increased in the six months ended June 30, 2002 as compared to the comparable period of 2001. The average number of active Displayers increased to approximately 60,700 in the six months ended June 30, 2002, from 58,300 in the same period of 2001. The number of orders shipped increased 18.7% to 430,949 in the first six months of 2002 from 362,978 in the 2001 period. In addition, the number of orders per Displayer increased 14.0% to 7.10 from 6.23 for the six months ended June 30, 2002 and 2001, respectively. Finally, the average order size increased 7.8% to $567 in the six months ended June 30, 2002, as compared to $526 in the comparable period in 2001. These variables, combined with the introduction of the new children's product line and the line of Thomas Kinkade prints, and increased outside sales by the Company's manufacturing subsidiaries of $4.0 million, comprised the majority of the increase in net sales.

    Gross profit increased $37.8 million, or 33.5%, to $150.6 million in the six months ended June 30, 2002 from $112.8 million in the six months ended June 30, 2001. As a percentage of net sales, gross profit increased to 56.9% in the first six months of 2002 from 56.3% in the comparable period of 2001. The increase in the gross profit percentage was due to the continued introduction of new products with higher gross margins, an increased focus on emphasizing the products of the Company's manufacturing subsidiaries and improved margins on the Company's imported products.

    Selling expense increased 26.6% to $49.1 million in the six months ended June 30, 2002 from $38.8 million in the comparable period of 2001. As a percentage of net sales, selling expense decreased to 18.5% as of the quarter ended June 30, 2002 from 19.3% in the comparable period of 2001. The decrease in percentage is primarily due to cost and timing of promotional related expenses including lower costs of incentive trips as a percentage of net sales and decreases in field related expenses such as reimbursed selling expense. These decreases were partially offset by an increase in Director bonuses as a result of increased commissionable sales over the comparable periods.

    Freight, warehouse and distribution expense increased $6.9 million, or 32.5%, to $28.2 million in the six months ended June 30, 2002 from $21.3 million in the six months ended June 30, 2001. As a percentage of net sales, these costs remained constant at 10.6% in the comparable periods of 2002 and 2001.

    General and administrative expense increased $0.4 million, or 1.3%, to $27.7 million in the six months ended June 30, 2002, from $27.3 million in the six months ended June 30, 2001. The increase is primarily related to an increase of $1.3 million related to increased depreciation on additional equipment, $0.6 million increase in insurance expense, and $0.5 million increase in charitable contributions. These increases were offset by a decrease in certain additional non-recurring costs related to excess facilities, fees related to obtaining a debt covenant waiver in 2001, consulting costs associated with the Company's reorganization plan and uncapitalizable fees related to ERP. These costs were approximately $1.3 million and $3.2 million for the six months ended June 30, 2002 and 2001, respectively.

    Redundant warehouse and distribution expenses of approximately $1.1 million were recorded in the six months ended June 30, 2001, and consisted primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility. There were no redundant warehouse and distribution expenses in the six months ended June 30, 2002.

    Interest expense decreased $9.8 million to $13.3 million in the six months ended June 30, 2002, from $23.1 million in the six months ended June 30, 2001. The decrease in interest expense is primarily related to the lower debt balance as a result of the conversion of $95.8 million in debt to Senior Preferred Stock as part of the debt restructuring that occurred in July 2001.

    Income taxes increased $10.8 million to $11.5 million in the six months ended June 30, 2002 from $0.7 million in the comparable period of 2001. Income taxes, as a percentage of income before income taxes was 37.3% in the six months ended June 30, 2002, as compared to 36.7% in the six months ended June 30, 2001. The Company believes that the effective income tax rate for the year ended December 31, 2002 will be consistent with its effective income tax rate for the six-month period ended June 30, 2002.

SEGMENT PROFITABILITY

    The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international direct sales business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico, Puerto Rico and Canada. International sales are directly attributable to the number of international Displayers the Company has selling its products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 6 to the Consolidated Financial Statements.

The Three Months Ended June 30, 2002 compared to the Three Months Ended June 30, 2001

    Consolidated net sales increased $40.6 million, or 38.3%, to $146.7 million in the three months ended June 30, 2002, from $106.1 million in the comparable 2001 period. This increase is primarily due to the $36.1 million or 35.0% increase in the Company's domestic direct sales. See discussion in "Results of Operations." International sales increased $3.7 million, or 77.2%, to $8.6 million in the three months ended June 30, 2002, from $4.9 million in the three months ended June 30, 2001. This increase is primarily due to a 74.0% increase in the three month average active Displayer count in Mexico over the comparable period of 2001. Manufacturing related sales increased $12.9 million, or 45.8%, to $41.1 million in the second quarter of 2002, from $28.2 million in the second quarter of 2001. Excluding outside sales, which is discussed below, sales increases of $4.0 million, $3.3 million and $3.0 million were provided by DWC, Laredo Candle and GIA, respectively.

    Outside sales for Laredo Candle were $2.3 million for the three months ended June 30, 2002. There were no outside sales for Laredo Candle in the same period of 2001. DWC contributed $635,000 in outside sales for the same period of 2002 as compared to $254,000 in the three months ended June 30, 2001. The Company is continuing to develop relationships with its current and new outside sales customers.

    Consolidated EBITDA increased $6.5 million, or 30.7%, to $27.8 million in the three months ended June 30, 2002, from $21.3 million in the comparable period of 2001. International related EBITDA increased approximately $0.7 million to $1.2 million in the three months ended June 30, 2002 from $454,000 in the comparable period in 2001. This increase is primarily due to the increase in Displayers in Mexico. Manufacturing related EBITDA increased $5.4 million, or 59.8% to $14.5 million in the three months ended June 30, 2002, from $9.1 million in the comparable period of 2001. This increase is primarily due to the overall increase in sales of the manufacturing subsidiaries, including increased outside sales, and improved manufacturing efficiencies.

The Six Months Ended June 30, 2002 compared to the Six Months Ended June 30,
2001

    Consolidated net sales increased $64.2 million, or 32.0%, to $264.7 million in the six months ended June 30, 2002, from $200.5 million in the comparable 2001 period. This increase is primarily due to the $56.6 million or 29.0% increase in the Company's domestic direct sales. See discussion in "Results of Operations." International sales increased $6.9 million, or 76.2%, to $15.9 million in the six months ended June 30, 2002, from $9.0 million in the six months ended June 30, 2001. This increase is primarily due to a 76.8% increase in the six month average active Displayer count in Mexico over the comparable period of 2001. Manufacturing related sales increased $21.3 million, or 39.7%, to $74.9 million in the first six months of 2002, from $53.6 million in the first six months of 2001. Excluding outside sales, which is discussed below, sales increases of $7.6 million, $5.6 million and $4.1 million were provided by DWC, Laredo Candle and GIA, respectively.

    Outside sales for Laredo Candle were $3.7 million for the six months ended June 30, 2002. There were no outside sales for Laredo Candle in the same period of 2001. The Company is continuing to explore expansion possibilities with Laredo Candle to support the expected increase in outside sales opportunities as well as support its core business to Home Interiors. DWC contributed $837,000 in outside sales for the same period of 2002 as compared to $514,000 in the six months ended June 30, 2001.

    Consolidated EBITDA increased $19.7 million, or 55.5%, to $55.1 million in the six months ended June 30,

2002, from $35.4 million in the comparable period of 2001. International related EBITDA increased approximately $1.3 million to $2.0 million in the six months ended June 30, 2002 from $666,000 million in the comparable period in 2001. This increase is primarily due to the increase in Displayers in Mexico. Manufacturing related EBITDA increased $9.1 million, or 55.0% to $25.5 million in the six months ended June 30, 2002, from $16.4 million in the comparable period of 2001. This increase is primarily due to the overall increase in sales of the manufacturing subsidiaries, including outside sales, and improved manufacturing efficiencies.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased to $5.9 million as of June 30, 2002, from $13.7 million at December 31, 2001. A $0.2 million increase provided by operating activities was offset by $4.4 million and $3.4 million used in investing and financing activities, respectively as well as $0.2 million related primarily to cumulative translations adjustments for our Mexico and Canada operations.

    Net cash provided by operating activities decreased $4.7 million during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Net income increased $18.0 million and was offset by decreases in non-cash related items of $1.5 million which consisted of a $3.9 million decrease in deferred income taxes and offset by an increase of $1.5 million in depreciation and amortization as well as an increase of $1.1 million related to provisions for obsolete inventory. In addition, working capital increased by $21.3 million which consists of a $15.1 million increase in inventories, $6.0 million increase in accounts receivable, $5.6 million decrease in other accrued liabilities, and offset by increases in accounts payable of $3.3 million and income taxes payable of $2.8 million. The primary reason for the change in the working capital components relates to the increase in sales over the prior year. In addition, inventory grew in June 2002 due to the anticipation of a Longshoreman strike in July 2002 as well as a change in the timing of inventory ownership whereby the title to overseas products passes to the Company when it leaves the overseas port as compared to when it is received at our Dallas distribution center.

    Net cash used in investing activities decreased $2.1 million in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Purchases of property, plant and equipment in the six months ended June 30, 2002 totaled $4.9 million, as compared to $6.7 million in the six months ended June 30, 2001.

    In November 2001, the Company initiated a project to install a new ERP system in the Dallas corporate office and selected the J. D. Edwards, OneWorld XE Solutions, software package. The Company elected to undertake this project to mitigate the risks associated with the stability and productivity of the current information systems. The Company expects that the new ERP system will increase scalability, enhance functionality and provide a strong technical foundation to support anticipated growth. The implementation of the new ERP system is expected to be completed before December 31, 2002. The Company could experience business interruption and an increase to current cost estimates of the project if the estimated project plan were to encounter unexpected delays. Since the inception of the project in 2001, the cash outlay for the ERP system was approximately $6.1 million.

    Net cash used in financing activities was $3.4 million in the six months ended June 30, 2002, as compared to $34.8 million in the six months ended June 30, 2001. Activities in the six months ended June 30, 2002 consisted exclusively of principal payments on debt and capital leases. The comparable period of 2001 consisted of $15.6 million of principle payments on debt and capital leases prior to the restructuring of debt that took place in July 2001.

    Payments on the Company's Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require monthly interest payments and quarterly principal payments. In addition, the Senior Credit Facility includes $30.0 million of revolving loans ("Revolving Loans"), that mature on June 30, 2004.

    As a result of the timing and the magnitude of working capital requirements and purchases of property, plant and equipment, the Company utilized the Revolving Loans during the six months ended June 30, 2001. As of June 30, 2001, $11.0 million was outstanding on the Revolving Loans. The Revolving Loans were not utilized during the first six months of 2002 and as of June 30, 2002, there was not an outstanding balance on the Revolving Loans.

    The Company paid a total of $14.3 million in debt service for the six months ended June 30, 2002, consisting of principal payments under the Senior Credit Facility of $2.8 million, interest under the Senior Credit Facility of approximately $3.9 million, interest of $0.1 million on commitment fees and $7.5 million of interest on the Notes. Principal payments of $2.8 million on the Senior Credit Facility were paid after the end of the second quarter of 2002 on July 1, 2002 as a result of the timing of the due dates for the quarterly principal payments.

    The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, and maximum leverage ratios, capital expenditure measurements and EBITDA measurements. The Company may be required to make mandatory prepayments of the term loans on an annual basis if certain predetermined thresholds of specific financial ratios and tests are met.

    Effective July 29, 2002, the Company, Bank of America, N.A. and certain of the Company's senior secured lenders entered into an amendment to the Company's senior secured credit agreement pursuant to which, among other things, certain of the holders of the Company's Tranche A term loans have agreed to convert their loans into Tranche B term loans. The Tranche B loans have nominal amortization requirements until December 31, 2004 (the stated Tranche A term loan maturity date) and have a stated maturity date of December 31, 2006. In connection with such conversion, Bank of America and certain of the Company's other existing senior secured and new lenders have agreed to advance an additional $35.0 million in Tranche B term loans to the Company, the proceeds of which will be used by the Company to fund its general corporate and working capital needs (including potential acquisitions).

    To induce the holders of the Tranche A term loans to convert their loans, the Company has agreed to pay each such lender a conversion fee of 50 basis points on the amount of such lender's Tranche A term loans so converted. To induce each of the other senior secured lenders to consent to the amendment, the Company has agreed to (1) pay such lenders a 25 basis point consent fee and (2) increase the interest rates payable to such consenting lenders by 150 basis points over the interest rates currently payable to the non-consenting lenders.

    In addition to the conversion of the Tranche A term loans and the incurrence of the additional new-money Tranche B term loans, the Company and its lenders agreed to increase the size of the Company's permitted acquisition basket, increase the Company's capital expenditure (including capital lease) basket and modify the Company's required compliance thresholds for each of the minimum EBITDA covenant, maximum leverage (including senior leverage) ratio covenant and minimum fixed charge ratio covenant.

    As of August 13, 2002, the Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

    The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's international operations are becoming more significant, and as a result, changes in foreign currency exchange rates may have a material effect on the Company in the future.

ADOPTION OF ACCOUNTING STANDARDS

   In July of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 with fiscal year beginning January 1, 2003 and does not anticipate any financial accounting impact associated with its adoption.

    In April of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB No. 44 "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 is effective in fiscal years beginning after May 15, 2002. The Company will adopt this provision of SFAS No. 145 with fiscal year beginning on January 1, 2003 and does not anticipate any material financial accounting impact associated with its adoption. All other provisions of SFAS No. 145 are effective for transactions occurring and financial statements issued after May 15, 2002. The Company adopted these provisions effective May 15, 2002, and there was not a financial accounting impact associated with their adoption.

    SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter in certain circumstances. The Company adopted the provisions of this statement on January 1, 2002, and there was no material financial accounting impact associated with its adoption.

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

    In September 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which applies to the income statement characterization of stock option awards, royalties, and other cash consideration the Company pays its District Directors, Branch Directors, Group Directors, Unit Directors, and Trainers. The Company adopted the provisions on January 1, 2002, and there was no financial accounting impact associated with its adoption.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit
    Number                                  Description

     10.1                  Commercial lease dated May 21, 2002, between H.T.
                           Ardinger & Son, Co. and the Company (for building and facilities located in Carrollton, Texas).*

     10.2 Lease Agreement dated April 10, 2002, between GSG, S.A. de S.V. and Home Interiors de Mexico S. de R.L. de C.V. (for building and facilities located in San Nicolas de Los Garza, Mexico).*

     10.3 Consulting Agreement dated July 15, 2002, between PWC Consulting and the Company.*

     10.4 Multi-Tenant Industrial Net Lease dated July 29, 2002, between CalWest Industrial Holdings Texas, L.P. and the Company.*

     99.1                  Certification of Chief Executive Officer of the
                           Company.*

     99.2                  Certification of Chief Financial Officer of the
                           Company.*

    (b) Reports on Form 8-K

    Report on Form 8-K (Item 5) filed on July 31, 2002, regarding amendment to Credit Agreement dated June 30, 2001.

----------

*Filed herewith.

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

Date: August 13, 2002

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                    DESCRIPTION
    -------                                   -----------
     10.1                  Commercial lease dated May 21, 2002, between H.T.
                           Ardinger & Son, Co. and the Company (for building and
                           facilities located in Carrollton, Texas).*

     10.2                  Lease Agreement dated April 10, 2002, between GSG,
                           S.A. de S.V. and Home Interiors de Mexico S. de R.L.
                           de C.V. (for building and facilities located in San
                           Nicolas de Los Garza, Mexico).*

     10.3                  Consulting Agreement dated July 15, 2002, between PWC
                           Consulting and the Company.*

     10.4                  Multi-Tenant Industrial Net Lease dated July 29,
                           2002, between CalWest Industrial Holdings Texas, L.P.
                           and the Company.*

     99.1                  Certification of Chief Executive Officer of the
                           Company.*

     99.2                  Certification of Chief Financial Officer of the
                           Company.*

----------

*Filed herewith.