Form 10-Q
period 2002-09-30
HOME INTERIORS & GIFTS INC
filed 2002-11-12
CIK 1067541

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                        COMMISSION FILE NUMBER 333-62021

                                 ---------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2002, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.

================================================================================

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE NO.
                                                                          --------
PART I - FINANCIAL INFORMATION

Item 1. Unaudited Interim Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and
   September 30, 2002...............................................          3

Consolidated Statements of Operations and Comprehensive
   Income for the three months and nine months ended
   September 30, 2001 and 2002......................................          4

Consolidated Statements of Cash Flows for the nine months
   Ended September 30, 2001 and 2002................................          5

Notes to Unaudited Interim Consolidated Financial
   Statements.......................................................          6

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations..............................         16

Item 3. Quantitative and Qualitative Disclosures About
   Market Risk......................................................         24

PART II - OTHER INFORMATION

Item 1. Legal proceedings...........................................         25

Item 6. Exhibits and Reports on Form 8-K............................         26

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2001 AND SEPTEMBER 30, 2002
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                                        2001           2002
                                                                                    ------------   -------------
                                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents..................................................       $   13,712     $   33,936
   Accounts receivable, net...................................................           11,703         21,468
   Inventories, net...........................................................           40,452         77,457
   Deferred income tax........................................................            6,540          9,331
   Other current assets.......................................................            1,096          3,079
                                                                                      ---------      ---------
         Total current assets.................................................           73,503        145,271
Property, plant and equipment, net............................................           65,164         66,055
Debt issuance costs, net......................................................           10,048          5,345
Other assets, net.............................................................            5,833          5,906
                                                                                      ---------      ---------
         Total assets.........................................................       $  154,548     $  222,577
                                                                                      =========      =========
                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable...........................................................       $   25,672     $   28,529
   Accrued seminars and incentive awards......................................           19,126         18,754
   Royalties payable..........................................................            7,790         11,928
   Accrued compensation.......................................................            6,598          5,709
   Income taxes payable.......................................................            2,770             --
   Current maturities of long-term debt and capital lease obligations.........           15,031          8,718
   Other current liabilities..................................................           15,292         30,011
                                                                                      ---------      ---------
         Total current liabilities............................................           92,279        103,649
Long-term debt and capital lease obligations, net of current maturities.......          302,811        337,575
Other liabilities.............................................................           22,471         22,737
                                                                                      ---------      ---------
         Total liabilities....................................................          417,561        463,961
                                                                                      ---------      ---------
Commitments and contingencies
Shareholders' deficit:
   Preferred stock, par value $0.01 per share 10,000,000 shares authorized, 96,058.98 shares designated as cumulative 12.5% Senior
      Convertible Preferred Stock at a liquidation value of $1,000 per
      share, 96,058.98 shares issued and outstanding..........................           95,637         95,637
   Common stock, par value $0.10 per share, 75,000,000 shares
      authorized, 15,240,218 shares issued and outstanding....................            1,524          1,524
   Additional paid-in capital.................................................          179,562        179,669
   Accumulated deficit........................................................         (539,379)      (517,667)
   Other......................................................................             (357)          (547)
                                                                                      ---------      ---------
         Total shareholders' deficit..........................................         (263,013)      (241,384)
                                                                                      ---------      ---------
         Total liabilities and shareholders' deficit..........................       $  154,548     $  222,577
                                                                                      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------------  --------------------------
                                                                   2001          2002          2001            2002
                                                               ------------  ------------  ------------  ------------
Net sales..................................................     $  100,117    $  125,673    $  300,649    $  390,397
Cost of goods sold.........................................         43,913        56,000       131,623       170,113
                                                                 ---------     ---------     ---------     ---------
Gross profit...............................................         56,204        69,673       169,026       220,284
Selling, general and administrative:
   Selling.................................................         19,060        23,337        57,821        72,393
   Freight, warehouse and distribution.....................         11,222        14,980        32,497        43,160
   General and administrative..............................         14,014        14,046        41,333        41,709
   Loss (gain) on the disposition of assets................            131            --           495          (361)
   Stock option expense....................................            212            14           246           107
   Redundant warehouse and distribution....................             29            --         1,175            --
                                                                 ---------     ---------     ---------     ---------
         Total selling, general and administrative.........         44,668        52,377       133,567       157,008
                                                                 ---------     ---------     ---------     ---------
Operating income...........................................         11,536        17,296        35,459        63,276
Other income (expense):
   Interest income.........................................             74           121           986           245
   Interest expense........................................         (8,107)       (7,009)      (31,195)      (20,274)
   Other income (expense), net.............................            (25)          421           241        (1,597)
                                                                 ---------     ---------     ---------     ---------
         Other income (expense), net.......................         (8,058)       (6,467)      (29,968)      (21,626)
                                                                 ---------     ---------     ---------     ---------
Income before income taxes and extraordinary loss..........          3,478        10,829         5,491        41,650
Income taxes...............................................          1,318         3,920         2,057        15,410
                                                                 ---------     ---------     ---------     ---------
Income before extraordinary loss...........................          2,160         6,909         3,434        26,240
Extraordinary loss.........................................         15,200         4,528        15,200         4,528
                                                                 ---------     ---------     ---------     ---------
Net income (loss)..........................................        (13,040)        2,381       (11,766)       21,712
Other comprehensive income (loss):
   Cumulative translation adjustment and other.............            (10)          (32)          (57)         (190)
   Unrealized gains on derivative swaps at adoption of
      SFAS No. 133.........................................             --            --           456            --
   Amortization to earnings of unrealized gain on
      derivative swap......................................           (114)           --          (342)           --
                                                                 ---------     ---------     ---------     ---------
         Other comprehensive income (loss).................           (124)          (32)           57          (190)
                                                                 ---------     ---------     ---------     ---------
Comprehensive income (loss)................................     $  (13,164)   $    2,349    $  (11,709)   $   21,522
                                                                 =========     =========     =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               -------------------------
                                                                                   2001          2002
                                                                               -----------   -----------
Cash flows from operating activities:
Net income (loss)..........................................................    $  (11,766)   $   21,712
Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary loss......................................................        15,200         4,528
   Depreciation and amortization...........................................         6,862         8,757
   Amortization of debt issuance costs and other...........................         1,934         1,616
   Provision for doubtful accounts.........................................         1,398         1,546
   Provision for losses on inventories.....................................         1,759         2,532
   Loss (gain) on the disposition of assets................................           495          (361)
   Stock option expense....................................................           246           107
   Deferred tax expense (benefit)..........................................          (502)          188
   Changes in assets and liabilities:
      Accounts receivable..................................................        (9,854)      (11,311)
      Inventories..........................................................       (24,412)      (39,537)
      Other current assets.................................................           406        (1,983)
      Other assets.........................................................          (205)          (64)
      Accounts payable.....................................................         2,352         2,180
      Income taxes payable.................................................           707        (2,770)
      Other accrued liabilities............................................        22,000        17,544
                                                                                ---------     ---------
         Net cash provided by operating activities.........................         6,620         4,684
                                                                                ---------     ---------
Cash flows from investing activities:
   Purchases of property, plant, and equipment.............................        (8,221)       (9,184)
   Purchase of intangible assets...........................................            --           (10)
   Proceeds from the sale of property, plant, and equipment................           250           574
                                                                                ---------     ---------
         Net cash used in investing activities.............................        (7,971)       (8,620)
                                                                                ---------     ---------
Cash flows from financing activities:
   Increase in book overdrafts payable.....................................           424            --
   Payments under capital lease obligations................................          (985)       (1,049)
   Payments under the Senior Credit Facility...............................       (17,589)       (5,500)
   Proceeds from borrowings under the Senior Credit Facility...............            --        35,000
   Proceeds from borrowings under the revolving loan.......................        14,000            --
   Payments under the revolving loan.......................................       (34,000)           --
   Debt issuance costs.....................................................        (1,574)       (4,101)
   Proceeds from issuance of preferred stock...............................           231            --
   Preferred stock issuance cost...........................................          (422)           --
                                                                                ---------     ---------
         Net cash provided by (used in) financing activities...............       (39,915)       24,350
                                                                                ---------     ---------
Effect of cumulative translation adjustment................................           (57)         (190)
                                                                                ---------     ---------
Net increase (decrease) in cash and cash equivalents.......................       (41,323)       20,224
Cash and cash equivalents at beginning of year.............................        41,720        13,712
                                                                                ---------     ---------
Cash and cash equivalents at end of period.................................    $      397    $   33,936
                                                                                =========     =========

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

    The Company has been located in Dallas, Texas since its inception in 1957. Currently, a majority of the Company's outstanding capital stock is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas based private investment firm ("Hicks Muse"). Approximately 47% of the dollar volume of products purchased by the Company in the first nine months of 2002 were purchased from, and manufactured by, the Company's subsidiaries. The Company's subsidiaries sell substantially all of their products to the Company.

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

2. SIGNIFICANT ACCOUNTING POLICIES

    These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The last days of the quarters ended September 30, 2001 and 2002 in the accompanying unaudited consolidated financial information were September 29, 2001 and September 28, 2002, respectively.

    The consolidated financial information as of September 30, 2002 and for the three months and nine months ended September 30, 2001 and 2002 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 2002, its operating results and comprehensive income for the three months and nine months ended September 30, 2001 and 2002, and its cash flows for the nine months ended September 30, 2001 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORIES

    Inventories, net consisted of the following as of December 31, 2001 and September 30, 2002 (in thousands):

                           DECEMBER 31,  SEPTEMBER 30,
                               2001          2002
                           ------------  -------------
Raw materials..........     $   4,406     $    5,617
Work in process........         2,169          1,218
Finished goods.........        38,399         75,390
                             --------      ---------
                               44,974         82,225
Inventory Allowance....        (4,522)        (4,768)
                             --------      ---------
                            $  40,452     $   77,457
                             ========      =========

At December 31, 2001 and September 30, 2002, the Company had approximately $4.0 million and $10.6 million of finished goods inventory was in-transit from overseas vendors.

4. OTHER CURRENT LIABILITIES

    Other current liabilities consisted of the following as of December 31, 2001 and September 30, 2002 (in thousands):

                                           DECEMBER 31,  SEPTEMBER 30,
                                               2001           2002
                                           ------------  -------------
Interest payable.......................     $   1,294     $    7,041
Employee benefit plan contributions....         1,665          1,242
Sales taxes payable....................         3,408          4,550
Other taxes payable....................         1,335          1,193
Deferred revenue.......................         3,794         11,550
Other current liabilities..............         3,796          4,435
                                             --------      ---------
                                            $  15,292     $   30,011
                                             ========      =========

5. RECENTLY ISSUED AND ADOPTED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

    In October of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation of No. 9" ("SFAS No. 147"). The Company has adopted these provisions effective October 1, 2002, and there was not a financial accounting impact associated with its adoption.

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

    SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company adopted the provisions of this statement on January 1, 2002, and there was no financial accounting impact associated with its adoption.

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

6. DEBT RESTRUCTURE AND RELATED PARTY TRANSACTIONS

    In January 2001, a limited partnership that includes an affiliate of Hicks, Muse, Tate, & Furst Incorporated ("Hicks Muse"), certain members of the Donald
J. Carter Jr. family (the "Carter Family"), and their respective affiliates (the "Note Limited Partnership") acquired, in the open market, $50.9 million aggregate principal amount of the Company's 10 1/8% Series B Senior Subordinated Notes due 2008 ("Notes") for approximately $23.0 million plus accrued interest. In March 2001, another limited partnership that includes an affiliate of Hicks Muse, certain members of the Carter Family, and their respective affiliates (the "Debt Limited Partnership") purchased $44.9 million of the Company's senior bank debt for approximately $35.6 million.

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

    - The Debt Limited Partnership purchased an additional 231 shares of Senior Preferred Stock for $231,000 cash.

    - The Company converted $44.9 million of the Term A Loans of the Company's Senior Credit Facility into Term B Loans of the Company's Senior Credit Facility.

    - The Company's Senior Credit Facility was amended and restated to provide for, among other things, an increase of $10 million in the revolving credit line and the extension of the maturity dates of the Term A and Term B Loans for an additional six month period.

    As a result of the foregoing transactions, for financial reporting purposes, the Company wrote off $2.4 million in unamortized debt issuance costs (with a related income tax benefit of $902,000) and recorded $13.7 million of income taxes. These transactions are reflected in the Statement of Operations as an extraordinary loss for the nine-month period ending September 30, 2001.

    Additionally, in connection with the Debt Restructure and Senior Preferred Stock issuances, the Company incurred additional debt issuance costs of $1.3 million which have been deferred and $422,000 in costs related to the Senior Preferred Stock issuance which have been recorded as a reduction to Senior Preferred Stock during the third quarter of 2001.

    Included in general and administrative expenses in the three months and nine months ended September 30, 2001 are approximately $1.4 million and $3.4 million, respectively, in costs related to legal and consulting fees associated with the Company's amendment to its Senior Credit Facility.

    In conjunction with the Debt Restructure, the Company designated 96,058.98 shares of Senior Preferred Stock. The shares of Senior Preferred Stock shares have a par value of $0.01 per share and a liquidation preference of $1,000 per share, together with all declared or accrued and unpaid dividends thereon. In the event of any liquidation of the Company, holders of shares of Senior Preferred Stock shall be paid the liquidation preference plus all accrued dividends to the date of liquidation before any payments are made to the holders of Common Stock. Dividends, as and if declared by the Company's Board of Directors, are cumulative and payable quarterly beginning October 1, 2001 at the rate of 12.5% of the liquidation preference per annum. Each share of Senior Preferred Stock is convertible at any time at the option of the holder for
51.49330587 shares of the Company's Common Stock.

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

    On July 29, 2002, the Company completed a refinancing agreement through the following transactions:

    - The Company converted $31.0 million of a $50.0 million Term A Loans into Term B Loans of the Company's Senior Credit Facility.

    - The Company received from the Company's lenders under the Senior Credit Facility a $35.0 million cash infusion in exchange for additional Term B Loans.

    - The Company's Senior Credit Facility was amended and restated to provide for, among other items, increased interest rates for consenting lenders 150 basis points over the interest rates currently paid to the non-consenting lenders, modified quarterly principal payments, and modification to the Company's required compliance thresholds for each of the minimum EBITDA covenant, maximum leverage ratio covenant (including senior leverage) and minimum fixed charge ratio covenant. The maturity dates of the loans were not extended.

    As a result of the foregoing refinancing transaction, the Company has reported in the Statement of Operations as of September 30, 2002 an extraordinary loss of $4.5 million. The extraordinary loss is comprised of $3.3 million in unamortized debt issuance costs, $3.9 million of fees paid to creditors, less the related income tax benefit of $2.7 million.

7. SEGMENT REPORTING

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

    The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, redundant warehouse and distribution expenses, non-cash (expense) credit for stock options, gains (losses) on disposition of assets, Senior Credit Facility restructuring and amendment fees, and other income (expense) ("EBITDA"). The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the Company's executive management team as of and for the three months and nine months ended September 30, 2001 and 2002 (in thousands):

THREE MONTHS ENDED
   SEPTEMBER 30:         HI      MANUFACTURING   INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
------------------   ---------   -------------   -------------   ------------   ------------
  2001
  Net sales          $  98,113      $ 29,059         $ 5,137       $(32,192)      $ 100,117
  EBITDA                10,782         8,163             777           (764)         18,958
  2002
  Net sales          $ 119,160      $ 31,927         $ 8,558       $(33,972)      $ 125,673
  EBITDA                10,921        10,009             757           (254)         21,433


NINE MONTHS ENDED
  SEPTEMBER 30:                 HI      MANUFACTURING   INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
-----------------            --------   -------------   -------------   ------------   ------------
  2001
  Net sales                  $293,464      $ 82,651        $ 14,154      $ (89,620)      $ 300,649
  EBITDA                       29,984        24,590           1,443         (1,615)         54,402
  Total assets                137,745        65,799           2,130        (52,537)        153,137
  Capital expenditures          6,279         1,900              42             --           8,221
  2002
  Net sales                  $371,207      $106,810        $ 24,446      $(112,066)      $ 390,397
  EBITDA                       40,001        35,477           2,783         (1,709)         76,552
  Total assets                205,372        90,813           5,781        (79,389)        222,577
  Capital expenditures          7,615         1,551              18             --           9,184

    The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the three months and nine months ended September 30, 2001 and 2002 (in thousands):

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                      -------------------------  --------------------------
                                                          2001         2002          2001          2002
                                                      ------------  -----------  ------------  ------------
EBITDA...........................................      $   18,958    $  21,433    $   54,402    $   76,552
Effects of SAB 101...............................          (1,794)        (535)       (4,063)       (2,730)
Depreciation and amortization....................          (2,460)      (2,884)       (6,862)       (8,757)
Gain (loss) on the disposition of assets.........            (131)          --          (495)          361
Stock option (expense) credit....................            (212)         (14)         (246)         (107)
Reorganization costs.............................          (1,405)        (704)       (2,736)       (2,043)
Redundant warehouse & distribution...............             (29)          --        (1,175)           --
Senior Credit Facility amendment fees............          (1,391)          --        (3,366)           --
Interest income..................................              74          121           986           245
Interest expense.................................          (8,107)      (7,009)      (31,195)      (20,274)
Other income (expense), net......................             (25)         421           241        (1,597)
                                                        ---------     --------     ---------     ---------
Income before income taxes and
   extraordinary loss............................      $    3,478    $  10,829    $    5,491    $   41,650
                                                        =========     ========     =========     =========

8. GUARANTOR FINANCIAL DATA

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

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

       THREE MONTHS ENDED
          SEPTEMBER 30:                 HI         GUARANTORS       NON-GUARANTORS      ELIMINATIONS       CONSOLIDATED
------------------------------      ----------   --------------   ------------------  ----------------   ----------------
Net sales...................        $  98,113       $ 29,411           $ 4,785           $ (32,192)         $ 100,117
Cost of goods sold..........           52,491         20,455             2,395             (31,428)            43,913
                                       ------         ------             -----             -------            -------
  Gross profit..............           45,622          8,956             2,390                (764)            56,204
Total selling, general and
  administrative............           41,502          1,448             1,718                  --             44,668
                                       ------         ------             -----             -------            -------
  Operating income..........            4,120          7,508               672                (764)            11,536
Other income (expense), net.           (8,130)           209              (137)                 --             (8,058)
                                       ------         ------             -----             -------            -------
  Income (loss) before income
     taxes and extraordinary
     loss.....................         (4,010)         7,717               535                (764)             3,478
Benefit (provision) for income
  taxes.....................            1,187         (2,184)             (321)                 --             (1,318)
Equity in earnings of
  affiliated companies,
  net of tax...............             5,746              2                --              (5,748)                --
                                       ------         ------             -----             -------            -------
 companies, net of tax......
Income before extraordinary
  loss......................            2,923          5,535               214              (6,512)             2,160
Extraordinary loss..........           15,200             --                --                  --             15,200
                                       ------         ------             -----             -------            -------
  Net income (loss).........          (12,277)         5,535               214              (6,512)           (13,040)
Other comprehensive loss....             (114)            --               (10)                 --               (124)
                                       ------         ------             -----             -------            -------
  Comprehensive income (loss)       $ (12,391)      $  5,535           $   204           $  (6,512)         $ (13,164)
                                       ======         ======             =====             =======            =======

       NINE MONTHS ENDED
         SEPTEMBER 30:                   HI        GUARANTORS       NON-GUARANTORS      ELIMINATIONS       CONSOLIDATED
-----------------------------       ----------   --------------   ------------------  ----------------   ----------------
Net sales...................        $ 293,464       $ 83,583          $ 13,222           $ (89,620)         $ 300,649
Cost of goods sold..........          156,037         56,685             6,906             (88,005)           131,623
                                      -------         ------            ------              ------            -------
  Gross profit..............          137,427         26,898             6,316              (1,615)           169,026
Total selling, general and
  Administrative............          124,114          4,378             5,075                  --            133,567
                                      -------         ------            ------              ------            -------
  Operating income..........           13,313         22,520             1,241              (1,615)            35,459
Other income (expense), net.          (30,888)         1,003               (83)                 --            (29,968)
                                      -------         ------            ------              ------            -------
  Income (loss) before income
     taxes and extraordinary
     loss.....................        (17,575)        23,523             1,158              (1,615)             5,491
Benefit (provision) for income
  taxes.....................            6,344         (8,249)             (152)                 --             (2,057)
Equity in earnings of
affiliated companies,
  net of tax......                     16,278             10                --             (16,288)                --
                                      -------         ------            ------              ------            -------
Income before extraordinary
  loss......................            5,047         15,284             1,006             (17,903)             3,434
Extraordinary loss..........           15,200             --                --                  --             15,200
                                      -------         ------            ------              ------            -------
  Net income (loss).........          (10,153)        15,284             1,006             (17,903)           (11,766)
Other comprehensive income
  (loss)....................              114             --               (57)                 --                 57
                                      -------         ------            ------              ------            -------
  Comprehensive income (loss)       $ (10,039)      $ 15,284          $    949           $ (17,903)         $ (11,709)
                                      =======         ======            ======              ======            =======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

      THREE MONTHS ENDED
         SEPTEMBER 30:                   HI        GUARANTORS       NON-GUARANTORS      ELIMINATIONS       CONSOLIDATED
-----------------------------       ----------   --------------   ------------------  ----------------   ----------------
Net sales...................        $ 119,865       $ 32,556           $ 7,224            $(33,972)         $ 125,673
Cost of goods sold..........           64,124         21,522             4,072             (33,718)            56,000
                                      -------         ------            ------              ------            -------
  Gross profit..............           55,741         11,034             3,152                (254)            69,673
Total selling, general and
  administrative............           48,295          1,518             2,564                  --             52,377
                                      -------         ------            ------              ------            -------
  Operating income..........            7,446          9,516               588                (254)            17,296
Other income (expense), net.           (6,851)           128               (88)                344             (6,467)
                                      -------         ------            ------              ------            -------
  Income before income taxes..            595          9,644               500                  90             10,829
Provision for income taxes
  and extraordinary loss.....            (869)        (2,853)             (198)                 --             (3,920)
Equity in earnings of
  affiliated companies,
  net of tax......                      7,092              3                --              (7,095)                --
                                      -------         ------            ------              ------            -------

Income before extraordinary
  loss......................            6,818          6,794               302              (7,005)             6,909
Extraordinary loss..........            4,528             --                --                  --              4,528
                                      -------         ------            ------              ------            -------
  Net income................            2,290          6,794               302              (7,005)             2,381
Other comprehensive income
  (loss)....................                5             --               (37)                 --                (32)
                                      -------         ------            ------              ------            -------
  Comprehensive income......        $   2,295       $  6,794           $   265            $ (7,005)         $   2,349
                                      =======         ======            ======              ======            =======

       NINE MONTHS ENDED
         SEPTEMBER 30:                   HI        GUARANTORS       NON-GUARANTORS      ELIMINATIONS       CONSOLIDATED
-----------------------------       ----------   --------------   ------------------  ----------------   ----------------
Net sales...................        $ 372,982       $108,671           $20,810            $(112,066)        $ 390,397
Cost of goods sold..........          199,670         69,982            10,818            (110,357)           170,113
                                      -------         ------            ------              ------            -------
  Gross profit..............          173,312         38,689             9,992              (1,709)           220,284
Total selling, general and
  administrative............          144,673          4,872             7,463                  --            157,008
                                      -------         ------            ------              ------            -------
  Operating income..........           28,639         33,817             2,529              (1,709)            63,276
Other income (expense), net.          (21,183)           339              (438)               (344)           (21,626)
                                      -------         ------            ------              ------            -------
  Income before income taxes            7,456         34,156             2,091              (2,053)            41,650
Provision for income taxes
  and extraordinary loss..             (3,107)       (11,742)             (561)                               (15,410)
Equity in earnings of
  affiliated companies,
  net of tax...............            23,942             15                --             (23,957)                --
                                      -------         ------            ------              ------            -------

Income before extraordinary
  loss......................           28,291         22,429             1,530             (26,010)            26,240
Extraordinary loss..........            4,528             --                --                  --              4,528
                                      -------         ------            ------              ------            -------
  Net income................           23,763         22,429             1,530             (26,010)            21,712
Other comprehensive income
  (loss)....................                9             --              (199)                 --               (190)
                                      -------         ------            ------              ------            -------
  Comprehensive income......        $  23,772       $ 22,429           $ 1,331            $(26,010)         $  21,522
                                      =======         ======            ======              ======            =======

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2001

                                                      HI        GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                  -----------  ------------  ----------------  --------------  --------------
                      ASSETS
Current assets:
  Cash and cash equivalents...................    $   13,757    $   (542)        $   497          $     --        $  13,712
  Accounts receivable, net....................         9,879       1,022             802                --           11,703
  Inventories, net............................        36,238       5,141           1,944            (2,871)          40,452
  Other current assets........................         5,743       1,707             186                --            7,636
  Due to (due from) affiliated companies......       (42,484)     43,503          (1,019)               --               --
                                                    --------      ------          ------           -------         --------
        Total current assets..................        23,133      50,831           2,410            (2,871)          73,503
Property, plant and equipment, net............        47,213      17,591             360                --           65,164
Investment in subsidiaries....................        56,442          17              --           (56,459)              --
Debt issuance costs and other assets, net.....        10,736       5,554            (409)               --           15,881
                                                    --------      ------          ------           -------         --------
        Total assets..........................    $  137,524    $ 73,993         $ 2,361          $(59,330)       $ 154,548
                                                    ========      ======          ======           =======         ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
                     (DEFICIT)

Current liabilities:
  Accounts payable............................    $   22,697    $  2,210         $   133          $    632        $  25,672
  Current maturities of long-term debt
     and capital lease obligations............        15,031          --              --                --           15,031
  Other current liabilities...................        35,167      15,522             887                --           51,576
                                                    --------      ------          ------           -------         --------
        Total current liabilities.............        72,895      17,732           1,020               632           92,279
Long-term debt and capital lease obligations,
     net of current maturities................       302,811          --              --                --          302,811
Other liabilities.............................        20,973       1,498              --                --           22,471
                                                    --------      ------          ------           -------         --------
        Total liabilities.....................       396,679      19,230           1,020               632          417,561
                                                    --------      ------          ------           -------         --------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock.............................        95,637          --              --                --           95,637
  Common stock................................         1,524       1,000              14            (1,014)           1,524
  Additional paid-in capital..................       179,562      26,642           1,014           (27,656)         179,562
  Retained earnings (accumulated deficit).....      (535,878)     27,121             670           (31,292)        (539,379)
  Other.......................................            --          --            (357)               --             (357)
                                                    --------      ------          ------           -------         --------
        Total shareholders' equity
          (deficit)...........................      (259,155)     54,763           1,341           (59,962)        (263,013)
                                                    --------      ------          ------           -------         --------
        Total liabilities and shareholders'
          equity (deficit)....................    $  137,524    $ 73,993         $ 2,361          $(59,330)       $ 154,548
                                                    ========      ======          ======           =======         ========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002

                                                          HI        GUARANTORS    NON-GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                     ------------  ------------  ----------------  ---------------  --------------
                      ASSETS
Current assets:
  Cash and cash equivalents.....................      $  35,102      $ (1,711)        $   545         $     --        $  33,936
  Accounts receivable, net......................         17,735         1,366           2,367               --           21,468
  Inventories, net..............................         68,945         8,437           5,000           (4,925)          77,457
  Other current assets..........................         10,441         1,346             623               --           12,410
  Due to (due from) affiliated companies........        (55,391)       59,150          (3,759)              --               --
                                                       --------        ------          ------          -------         --------
        Total current assets....................         76,832        68,588           4,776           (4,925)         145,271
Property, plant and equipment, net..............         48,403        17,327             325               --           66,055
Investment in subsidiaries......................         74,432            32              --          (74,464)              --
Debt issuance costs and other assets, net.......          5,705         5,546              --               --           11,251
                                                       --------        ------          ------          -------         --------
        Total assets............................      $ 205,372      $ 91,493         $ 5,101         $(79,389)       $ 222,577
                                                       ========        ======          ======          =======         ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
                     (DEFICIT)

Current liabilities:
  Accounts payable..............................      $  25,030      $  2,629         $   238         $    632        $  28,529
  Current maturities of long-term debt
     and capital lease obligations..............          8,718            --              --               --            8,718
  Other current liabilities.....................         49,038        16,023           1,341               --           66,402
                                                       --------        ------          ------          -------         --------
     Total current liabilities..................         82,786        18,652           1,579              632          103,649
Long-term debt and capital lease obligations,
     net of current maturities..................        337,575            --              --               --          337,575
Other liabilities...............................         20,280         1,605             852               --           22,737
                                                       --------        ------          ------          -------         --------
        Total liabilities.......................        440,641        20,257           2,431              632          463,961
                                                       --------        ------          ------          -------         --------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock...............................         95,637            --              --               --           95,637
  Common stock..................................          1,524         1,000              14           (1,014)           1,524
  Additional paid-in capital....................        179,669        29,920           1,014          (30,934)         179,669
  Retained earnings (accumulated deficit).......       (512,109)       40,316           2,199          (48,073)        (517,667)
  Other.........................................             10            --            (557)              --             (547)
                                                       --------        ------          ------          -------         --------
        Total shareholders' equity
          (deficit).............................       (235,269)       71,236           2,670          (80,021)        (241,384)
                                                       --------        ------          ------          -------         --------
        Total liabilities and shareholders'
          equity (deficit)......................      $ 205,372      $ 91,493         $ 5,101         $(79,389)       $ 222,577
                                                       ========        ======          ======          =======         ========

            CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                              ---------------------------------------------------------------------------------
                                                 HI        GUARANTORS       NON-GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                              --------  ---------------  -------------------  -----------------  --------------
Net cash provided by (used in)
   operating activities..............         $  5,966     $   845              $(191)             $    --         $  6,620
Cash flows from investing activities:
 Purchase of property, plant
    and equipment....................           (6,278)     (1,900)               (43)                  --           (8,221)
 Proceeds from the sale of property,
    plant and equipment..............               33         217                 --                   --              250
                                               -------      ------               ----               ------          -------
   Net cash used in investing
    activities.......................           (6,245)     (1,683)               (43)                  --           (7,971)
                                               -------      ------               ----               ------          -------
Cash flows from financing activities:
 Increase in book overdraft payable..              (98)        522                 --                   --              424
 Payments under capital lease
    obligations......................             (985)         --                 --                   --             (985)
 Payment under the Senior Credit
    Facility.........................          (17,589)         --                 --                   --          (17,589)
 Proceeds from borrowings under
    revolving loan.. ................           14,000          --                 --                   --           14,000
 Payments for borrowings under
    revolving loan.... ..............          (34,000)         --                 --                   --          (34,000)
 Debt issuance costs.................           (1,574)         --                 --                   --           (1,574)
 Proceeds from issuance of preferred
    stock...........................               231          --                 --                   --              231
 Preferred stock issuance cost.......             (422)         --                 --                   --             (422)
                                               -------      ------               ----               ------          -------
   Net cash provided by (used in)
    financing activities.............          (40,437)        522                 --                   --          (39,915)
                                               -------      ------               ----               ------          -------
 Effect of cumulative translation
    adjustment.......................               --          --                (57)                  --              (57)
                                               -------      ------               ----               ------          -------
Net decrease in cash and cash
   equivalents.......................          (40,716)       (316)              (291)                  --          (41,323)
Cash and cash equivalents at the
   beginning of year.................           40,823         432                465                   --           41,720
                                               -------      ------               ----               ------          -------

Cash and cash equivalents at the end
   of the period......................        $    107     $   116              $ 174              $    --         $    397
                                               =======      ======               ====               ======          =======

                                                                    FOR THE NINE ENDED SEPTEMBER 30, 2002
                                              ----------------------------------------------------------------------------------
                                                 HI       GUARANTORS       NON-GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                              --------  ---------------  ------------------   ----------------  ----------------
Net cash provided by operating
  activities.........................         $  4,036      $   382            $  266             $    --          $  4,684
Cash flows from investing activities:
  Purchase of property, plant
    and equipment....................           (7,615)      (1,551)              (18)                 --            (9,184)
  Purchase of intangible assets......              (10)          --                --                  --               (10)
  Proceeds from the sale of property,
    plant and equipment..............              574           --                --                  --               574
                                               -------       ------             -----              ------           -------
  Net cash used in investing
    activities.......................           (7,051)      (1,551)              (18)                 --            (8,620)
                                               -------       ------             -----              ------           -------
Cash flows from financing activities:
 Payments under capital lease
    obligations......................           (1,049)          --                --                  --            (1,049)
 Payment under the Senior Credit
    Facility.........................           (5,500)          --                --                  --            (5,500)
 Proceeds from borrowings under the
     Senior Credit Facility..........           35,000           --                --                  --            35,000
  Debt issuance costs................           (4,101)          --                --                  --            (4,101)
                                               -------       ------             -----              ------           --------
  Net cash provided by financing
    activities.......................           24,350           --                --                  --            24,350
                                               -------       ------             -----              ------           -------
Effect of cumulative translation
  adjustment.........................               10           --              (200)                 --              (190)
                                               -------       ------             -----              ------           -------
Net increase (decrease) in cash and
  cash                                          21,345       (1,169)               48                  --            20,224
    equivalents......................
Cash and cash equivalents at the
  beginning of year..................           13,757         (542)              497                  --            13,712
                                               -------       ------             -----              ------           -------

Cash and cash equivalents at the end
  of the period......................         $ 35,102      $(1,711)           $  545             $    --          $ 33,936
                                               =======       ======             =====              ======           =======

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

COMPANY BACKGROUND

    The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of September 30, 2002, the Company sold its products to approximately 63,600 active Displayers located in the United States. The Company is also represented in Mexico, Puerto Rico and Canada. The Company's sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales.

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

    The number of new Displayers who have been recruited during the nine months ended September 30, 2002 and approved through the Company's application process increased 22.5% as compared to the nine months ended September 30, 2001 resulting from the successful implementation of the Company's career strategies and promotions directed at recruiting. The increase in the number of new recruits emphasizes the Company's focus on training and retention in order to help the new Displayers become productive and successful in their business.

    The Company also experienced a 2% increase in retention of Displayers with greater than two years of service for the nine months ended September 30, 2002. The retention of experienced Displayers was a result of significant improvements in areas such as product distribution fulfillment rates, product selection and Displayer training and motivation. Fulfillment rates for product distribution remained strong at 99% as of September 30, 2002. The Company is continuing to introduce new products in 2002 in an attempt to give the product line a fresh and more innovative look. New products are carefully selected and tested with Displayers prior to their introduction and placement in the product line. In the first nine months of 2002, the Company launched a new children's line and a new line of prints from the award-winning artist Thomas Kinkade, also known as the "Painter of Light(TM)." The initial responses to these new product lines have been positive. In addition, the Company has added 35 new products to its Christmas line.

    The Company introduced sales promotion and development activities directed at helping Displayers increase their individual sales. In 2002, Displayer productivity increased 19.0% as measured by average sales per Displayer in the nine-month period ended September 30, 2002 as compared to the same period in 2001. Sales tools such as the "Show Flip Chart" introduced in 2001, have helped the Displayers conduct successful Show presentations. The increase in productivity for the nine months ended September 30, 2002 was also partially attributable to the success of the "Pocketful of Hope" charity initiative, raising approximately $1.1 million for various charities such as the American Heart Association, National Fallen Firefighters Foundations, and breast cancer research and awareness initiatives.

    In addition to recruiting, retention and productivity, the Company initiated improvements in other operational areas. The Company continues to emphasize products of its manufacturing subsidiaries, which provide opportunities for gross margin improvement, and leverage of the fixed expense component of its cost structure. The manufacturing subsidiaries have also initiated additional sales to customers external to the Company. Outside sales for the nine months ended September 30, 2002 were $6.9 million. In comparison, outside sales for the nine months ended September 30, 2001 were $782,000. In addition, the Company initiated business operations in Canada during 2001 as a way of developing and promoting growth of the core business. Through the first nine months of 2002, the financial impact of Canada operations has been minimal.

REORGANIZATION ACTIVITIES

    During 2000, the Company implemented a corporate reorganization plan that included, among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company has downsized various departments. In December 2000, the Company relocated its corporate headquarters to the new warehouse and distribution facility. Through September 30, 2002, the Company has sublet approximately 44,000 square feet of its 75,000 square feet of vacated corporate headquarters to a subtenant.

    Included in general and administrative expenses in the three months and nine months ended September 30, 2002 and 2001 Consolidated Statements of Operations and Comprehensive Income are costs related to excess facilities, fees related to obtaining a debt covenant waiver in 2001, consulting costs associated with the Company's reorganization plan, and uncapitalizable fees related to ERP. These costs totaled $704,000 and $2.0 million in the three and nine months ended September 30, 2002 as compared to $2.7 million and $5.9 million in the three and nine months ended September 30, 2001, respectively. Included in selling expense for the three and nine months ended September 30, 2001 were labor related costs of approximately $97,000 and $227,000, respectively, related to redundant costs. There were no redundant selling costs in the comparable 2002 periods.

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

    Net sales increased $25.6 million, or 25.5%, to $125.7 million in the three months ended September 30, 2002, from $100.1 million in the comparable period in 2001. The principal variables that impact net sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. Each of these variables increased in the three months ended September 30, 2002 as compared to the comparable period of 2001. The average number of active Displayers increased to approximately 63,900 in the three months ended September 30, 2002, from 58,000 in the same period of 2001. The number of orders shipped increased 13.3% to 217,486 in the third quarter of 2002 from 191,911 in the 2001 period. In addition, the number of orders per Displayer increased 3.0% to 3.41 from 3.31 for the three months ended September 30, 2002 and 2001, respectively. Finally, the average order size increased 7.0% to $522 in the three months ended September 30, 2002, as compared to $488 in the comparable period in 2001. These variables, combined with increased outside sales by the Company's manufacturing subsidiaries of $2.1 million, comprised the majority of the increase in net sales.

    Gross profit increased $13.5 million, or 24.0%, to $69.7 million in the three months ended September 30, 2002 from $56.2 million in the three months ended September 30, 2001. As a percentage of net sales, gross profit decreased to 55.4% in the third quarter of 2002 from 56.1% in the third quarter of 2001. The decrease in the gross profit percentage was due to additional sales promotion discounts in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 and the increase in outside sales which have slightly lower gross margins.

    Selling expense increased 22.4% to $23.3 million in the three months ended September 30, 2002 from $19.1 million in the comparable period of 2001. As a percentage of net sales, selling expense decreased to 18.6% as of the quarter ended September 30, 2002 from 19.0% in the comparable period of 2001. The decrease in percentage is primarily due to the timing of promotional related expenses including lower costs of incentive trips as a percentage of net sales and decreases in field related expenses such as reimbursed selling expense. These reductions were partially offset by higher Director related bonuses as a result of increased commissionable sales over the comparable periods. Redundant labor costs of approximately $97,000 are included in selling expense for the quarter ended September 30, 2001. There were no related redundant selling costs in the three months ended September 30, 2002.

    Freight, warehouse and distribution expense increased $3.8 million, or 33.5%, to $15.0 million in the three months ended September 30, 2002 from $11.2 million in the three months ended September 30, 2001. These costs were 11.9% of net sales in the 2002 period, as compared to 11.2% in the comparable 2001 period. The primary reason for the increase in percentage as compared to net sales is the costs associated with additional warehousing space required for the growth in inventory.

    General and administrative expense remained flat at $14.0 million in the three months ended September 30, 2002 compared to the same period in 2001. Credit card fees increased $1.5 million and hostess merit income decreased $0.3 million for the three months ended September 30, 2002 compared to the same period in 2001. Certain additional non-recurring costs related to excess facilities, fees related to obtaining a debt covenant waiver in 2001, consulting costs associated with the Company's reorganization plan and uncapitalizable fees related to ERP are included in general and administrative expenses. These costs were approximately $704,000 and $2.7 million for the quarter ended September 30, 2002 and 2001, respectively.

    Redundant warehouse and distribution expenses of approximately $29,000 were recorded in the three months ended September 30, 2001, and consisted primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility. There were no redundant warehouse and distribution expenses in the three months ended September 30, 2002.

    Interest expense decreased $1.1 million to $7.0 million in the three months ended September 30, 2002, from $8.1 million in the three months ended September 30, 2001. Despite the $35 million of additional debt incurred in the third quarter of 2002, the decrease in interest expense is primarily related to the lower debt balance as a result of the conversion of $95.8 million in debt to 12.5% Senior Convertible Preferred Stock, par value $0.01 per share, issued by the Company (the "Senior Preferred Stock") as part of the debt restructuring that occurred in July 2001.

    Income taxes increased $2.6 million to $3.9 million in the three months ended September 30, 2002 from $1.3 million in the comparable period of 2001. Income taxes, as a percentage of income before income taxes was 36.2% in the three months ended September 30, 2002, as compared to 37.9% in the three months ended September 30, 2001. The decrease in percentage for the three month period ended September 30, 2002 is due to the corporate restructuring of certain subsidiaries, thereby lowering the overall state income tax percentage.

The Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

    Net sales increased $89.8 million, or 29.9%, to $390.4 million in the nine months ended September 30, 2002, from $300.6 million in the comparable period in 2001. The principal variables that impact net sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. Each of these variables increased in the nine months ended September 30, 2002 as compared to the comparable period of 2001. The average number of active Displayers increased to approximately 61,400 in the nine months ended September 30, 2002, from 58,100 in the same period of 2001. The number of orders shipped increased 16.9% to 648,435 in the first nine months of 2002 from 554,889 in the 2001 period. In addition, the number of orders per Displayer increased 10.7% to 10.56 from 9.54 for the nine months ended September 30, 2002 and 2001, respectively. Finally, the average order size increased 7.6% to $552 in the nine months ended September 30, 2002, as compared to $513 in the comparable period in 2001. These variables, combined with increased outside sales by the Company's manufacturing subsidiaries of $6.1 million, comprised the majority of the increase in net sales.

    Gross profit increased $51.3 million, or 30.3%, to $220.3 million in the nine months ended September 30, 2002 from $169.0 million in the nine months ended September 30, 2001. As a percentage of net sales, gross profit increased to 56.4% in the first nine months of 2002 from 56.2% in the comparable period of 2001. The increase in the gross profit percentage was due to the continued introduction of new products with higher gross margins, an increased focus on emphasizing the products of the Company's manufacturing subsidiaries and improved margins on the Company's imported products.

    Selling expense increased 25.2% to $72.4 million in the nine months ended September 30, 2002 from $57.8 million in the comparable period of 2001. As a percentage of net sales, selling expense decreased to 18.5% as of the nine months ended September 30, 2002 from 19.2% in the comparable period of 2001. The decrease in percentage is primarily due to cost and timing of promotional related expenses including lower costs of incentive trips as a percentage of net sales and decreases in field related expenses such as reimbursed selling expense. These decreases were partially offset by an increase in Director bonuses as a result of increased commissionable sales over the comparable periods. Redundant labor costs of approximately $227,000 are included in selling expense for the nine months ended September 30, 2001. There were no related redundant selling costs in the nine months ended September 30, 2002.

    Freight, warehouse and distribution expense increased $10.7 million, or 32.8%, to $43.2 million in the nine months ended September 30, 2002 from $32.5 million in the nine months ended September 30, 2001. As a percentage of net sales, these costs were 11.1% in the nine months ended September 30, 2002 as compared to 10.8% in the comparable 2001 period. The primary reason for the increase in percentage as compared to net sales is the costs associated with additional warehousing space required for the growth in inventory.

    General and administrative expense increased $0.4 million, or 0.9%, to $41.7 million in the nine months ended September 30, 2002, from $41.3 million in the nine months ended September 30, 2001. The increase is primarily related to an increase of $1.6 million related to credit card fees, $1.6 million related to increased depreciation on additional equipment, $0.7 million increase in insurance expense, $0.7 million increase in charitable contributions, and $0.5 million increase related to professional fees. These increases were offset by a $0.9 million decrease related to repairs and maintenance as well as a decrease in certain additional non-recurring costs related to excess facilities, fees related to obtaining a debt covenant waiver in 2001, consulting costs associated with the Company's reorganization plan and uncapitalizable fees related to ERP. These costs were approximately $2.0 million and $5.9 million for the nine months ended September 30, 2002 and 2001, respectively.

    Redundant warehouse and distribution expenses of approximately $1.2 million were recorded in the nine months ended September 30, 2001, and consisted primarily of costs associated with operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility. There were no redundant warehouse and distribution expenses in the nine months ended September 30, 2002.

    Interest expense decreased $10.9 million to $20.3 million in the nine months ended September 30, 2002, from $31.2 million in the nine months ended September 30, 2001. Despite the $35 million of additional debt incurred in the third quarter of 2002, the decrease in interest expense is primarily related to the lower debt balance as a result of the conversion of $95.8 million in debt to Senior Preferred Stock as part of the debt restructuring that occurred in July 2001.

    Income taxes increased $13.3 million to $15.4 million in the nine months ended September 30, 2002 from $2.1 million in the comparable period of 2001. Income taxes, as a percentage of income before income taxes was 37.0% in the nine months ended September 30, 2002, as compared to 37.5% in the nine months ended September 30, 2001. The Company believes that the effective income tax rate for the year ended December 31, 2002 will be consistent with its effective income tax rate for the nine-month period ended September 30, 2002.

SEGMENT PROFITABILITY

    The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international direct sales business. The manufacturing operations sell substantially all of their products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico, Puerto Rico and Canada. International sales are directly attributable to the number of international Displayers the Company has selling its products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. See Note 7 to the Consolidated Financial Statements.

The Three Months Ended September 30, 2002 compared to the Three Months Ended September 30, 2001

    Consolidated net sales increased $25.6 million, or 25.5%, to $125.7 million in the three months ended September 30, 2002, from $100.1 million in the comparable 2001 period. This increase is primarily due to the $21.0 million or 21.5% increase in the Company's domestic direct sales. See discussion in "Results of Operations." International sales increased $3.5 million, or 66.6%, to $8.6 million in the three months ended September 30, 2002, from $5.1 million in the three months ended September 30, 2001. This increase is primarily due to a 78.3% increase in the three-month average active Displayer count in Mexico to 12,516 as of September 30, 2002 from 7,018 as of September 30, 2001. Manufacturing related sales increased $2.8 million, or 9.9%, to $31.9 million in the third quarter of 2002, from $29.1 million in the third quarter of 2001.

    Outside sales for Laredo Candle were $1.3 million for the three months ended September 30, 2002. There were no outside sales for Laredo Candle in the same period of 2001. DWC contributed $1.1 million in outside sales in the quarter ended September 30, 2002 as compared to $268,000 comparable quarter in 2001. The Company is continuing to develop relationships with its current and new outside sales customers.

    Consolidated EBITDA increased $2.4 million, or 13.1%, to $21.4 million in the three months ended September 30, 2002, from $19.0 million in the comparable period of 2001. International related EBITDA decreased approximately $20,000 to $757,000 in the three months ended September 30, 2002 from $777,000 in the comparable period in 2001 primarily due to unfavorable movement in the exchange rate for the peso in the third quarter of 2002 as compared to the same period last year. Manufacturing related EBITDA increased $1.8 million, or 22.6% to $10.0 million in the three months ended September 30, 2002, from $8.2 million in the comparable period of 2001. This increase is primarily due to the overall increase in sales of the manufacturing subsidiaries, including increased outside sales, and improved manufacturing efficiencies.

The Nine Months Ended September 30, 2002 compared to the Nine Months Ended September 30, 2001

    Consolidated net sales increased $89.8 million, or 29.9%, to $390.4 million in the nine months ended September 30, 2002, from $300.6 million in the comparable 2001 period. This increase is primarily due to the $77.7 million or 26.5% increase in the Company's domestic direct sales. See discussion in "Results of Operations." International sales increased $10.2 million, or 72.7%, to $24.4 million in the nine months ended September 30, 2002, from $14.2 million in the nine months ended September 30, 2001. This increase is primarily due to a 78.2% increase in the nine-month average active Displayer count in Mexico to 11,060 as of September 30, 2002 from 6,208 as of September 30, 2001. Manufacturing related sales increased $24.1 million, or 29.2%, to $106.8 million in the first nine months of 2002, from $82.7 million in the first nine months of 2001.

    Outside sales for Laredo Candle were $5.0 million for the nine months ended September 30, 2002. There were no outside sales for Laredo Candle in the same period of 2001. DWC contributed $1.9 million in outside sales for the same period of 2002 as compared to $782,000 in the nine months ended September 30, 2001.

    Consolidated EBITDA increased $22.2 million, or 40.7%, to $76.6 million in the nine months ended September 30, 2002, from $54.4 million in the comparable period of 2001. International related EBITDA increased approximately $1.4 million to $2.8 million in the nine months ended September 30, 2002 from $1.4 million in the comparable period in 2001. This increase is primarily due to the increase in Displayers in Mexico. Manufacturing related EBITDA increased $10.9 million, or 44.3% to $35.5 million in the nine months ended September 30, 2002, from $24.6 million in the comparable period of 2001. This increase is primarily due to the overall increase in sales of the manufacturing subsidiaries, including outside sales, and improved manufacturing efficiencies.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents increased to $33.9 million as of September 30, 2002, from $13.7 million at December 31, 2001. This increase was a result of net cash provided by operating activities of $4.6 million and net cash provided by financing activities of $24.4 million and offset by net cash used in investing activities of $8.6 million as well as a decrease of $0.2 million related primarily to cumulative translations adjustments for our Mexico and Canada operations.

    Net cash provided by operating activities decreased $1.9 million during the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Net income increased $33.5 million and was offset by decreases in non-cash related items of $8.5 million which consisted primarily of a $10.7 million decrease in extraordinary loss related to the debt restructuring that occurred in July 2001 and $1.9 million increase in depreciation and amortization. In addition, working capital decreased by $26.9 million which consists of a $15.1 million increase in inventories, $1.5 million increase in accounts receivable, $2.4 million increase in other current assets, $3.5 million decrease in income taxes payable, and $4.5 million decrease in other accrued liabilities. The primary reason for the change in the working capital components relates to the increase in sales over the prior year. In addition, inventory increased in September 2002 due to early purchases in preparation for the Longshoreman strike that occurred in the third quarter of 2002 as well as a change in the timing of inventory ownership whereby the title to overseas products passes to the Company when it leaves the overseas port as compared to when it is received at our Dallas distribution center.

     The Company has been closely monitoring the Longshoreman labor dispute and has taken steps to mitigate the risk to the business. The Company has worked with import suppliers to obtain inventory earlier in 2002 as compared to 2001. As a direct result, the Company had approximately $10.6 million of inventory on the water at the end of September 2002 as compared to $4.0 million as of December 31, 2001, and total inventory, net of the reserve, was $77.5 million as compared to $40.5 million as of December 31, 2001. Subsequently, inventory on the water has decreased to $3.6 million as of November 12, 2002. By accelerating the Company's inventory purchases, the Company experienced very few lost sales due to inventory shortages and had no inventory reserve issues related to seasonal items that were delayed. In October 2002, President Bush invoked the Taft-Hartley Act to provide strike relief. The Company will continue to monitor the Longshoreman labor dispute, but the Company could experience a delay in new import product introductions if the Longshoreman labor dispute is not resolved.

    Net cash used in investing activities increased $0.6 million in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Purchases of property, plant and equipment in the nine months ended September 30, 2002 totaled $9.2 million, as compared to $8.2 million in the nine months ended September 30, 2001.

    In November 2001, the Company initiated a project to install a new ERP system in the Dallas corporate office and selected the J. D. Edwards, OneWorld XE Solutions, software package. The Company elected to undertake this project to mitigate the risks associated with the stability and productivity of the current information systems. The Company expects that the new ERP system will increase scalability, enhance functionality and provide a strong technical foundation to support anticipated growth. The implementation of the new ERP system is expected to be completed before December 31, 2002. The Company could experience business interruption and an increase to current cost estimates of the project if the estimated project plan were to encounter unexpected delays. Since the inception of the project in 2001 and excluding internal costs and capitalized interest, the cash outlay for the ERP system was approximately $9.0 million.

    Net cash provided by financing activities was $24.4 million in the nine months ended September 30, 2002, as compared to a use of $39.9 million in the nine months ended September 30, 2001. Financing activities in the nine months ended September 30, 2002 consisted of principal payments on debt and capital leases of $6.5 million, $4.1 million of debt issuance costs related to the refinancing in July 2002, and proceeds of $35.0 million of additional debt that was issued in July 2002. The comparable period of 2001 consisted primarily of $18.6 million of principle payments on debt and capital leases, $1.6 million of debt issuance costs related to the restructuring of debt that occurred in July 2001, and $20.0 million net paydown of borrowings against the Revolver.

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

    As a result of the timing and the magnitude of working capital requirements and purchases of property, plant and equipment, the Company utilized the Revolving Loans during the nine months ended September 30, 2001. As of September 30, 2001, there was no outstanding balance on the Revolving Loans. The Revolving Loans were not utilized during the first nine months of 2002 and as of September 30, 2002, there was not an outstanding balance on the Revolving Loans.

    The Company paid a total of $17.8 million in debt service for the nine months ended September 30, 2002, consisting of principal payments under the Senior Credit Facility of $5.5 million, interest under the Senior Credit Facility of approximately $4.6 million, interest of $0.2 million on commitment fees and $7.5 million of interest on the Notes. Principal payments of $1.8 million on the Senior Credit Facility were paid after the end of the third quarter of 2002 on September 30, 2002 as a result of the timing of the due dates for the quarterly principal payments. See Note 2 to the Consolidated Financial Statements.

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

    In conjunction with the Debt Restructure, the Company designated 96,058.98 shares of Senior Preferred Stock. The shares of Senior Preferred Stock have a par value of $0.01 per share and a liquidation preference of $1,000 per share, together with all declared or accrued and unpaid dividends thereon. In the event of any liquidation of the Company, holders of shares of Senior Preferred Stock shall be paid the liquidation preference plus all accrued dividends to the date of liquidation before any payments are made to the Common Stock holders. Dividends, as and if declared by the Company's Board of Directors, are cumulative and payable quarterly as of October 1, 2001 at the rate of 12.5% of the liquidation preference per annum. Each share of Senior Preferred Stock is convertible at any time at the option of the holder for 51.49330587 shares of the Company's Common Stock.

    Concurrently with the exchanges described above, the Company's Senior Credit Facility was amended and restated. Changes resulting from such amendment and restatement included, among other things, the extension of the maturity dates of the Term A and Term B Loans for an additional six-month period.

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

    As of November 12, 2002, the Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

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

ADOPTION OF ACCOUNTING STANDARDS

    In October of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation of No. 9" ("SFAS No. 147"). The Company has adopted these provisions effective October 1, 2002, and there was not a financial accounting impact associated with its adoption.

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

    SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company adopted the provisions of this statement on January 1, 2002, and there was no financial accounting impact associated with its adoption.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and principal accounting officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company previously purchased certain assets of House of Lloyd entities in bankruptcy. Such assets included that certain letter agreement, dated October 23, 2001, among Richmont Corporation and its affiliates and representatives, and House of Lloyd Management, LLC (the "Letter Agreement").

    On April 25, 2002, the Company, in the name of several House of Lloyd entities, filed a petition against Richmont Corporation, Richmont International, Inc. d/b/a Richmont House and John P. Rochon ("Defendants") asserting various claims arising from, inter alia, the Letter Agreement. Defendants answered the lawsuit and, on September 12, 2002, filed an Original Counterclaim and Third Party Petition against the House of Lloyd entities, as counter-defendants, and the Company and Mr. Donald J. Carter Jr., as third-party defendants, pursuant to which defendants asserted claims for tortious interference with prospective business relations, tortious interference with existing business relations, business disparagement, conspiracy and malicious prosecution, and are seeking actual damages and punitive damages in the amount of $100 million. The House of Lloyd entities, the Company and Mr. Carter answered the Original Counterclaim and Third Party Petition and, on October 15, 2002, removed certain of Defendants' claims to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, and have since moved the federal court to transfer the removed claims to the United States Bankruptcy Court for the Western District of Missouri, which previously approved the sale of certain of the House of Lloyd assets. On October 31, 2002, Defendants filed a notice of removal purporting to remove the balance of the lawsuit to the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Presently, the case is in the discovery stages. The Company, Mr. Carter and the House of Lloyd entities believe that the claims in the Original Counterclaim and Third Party Petition are without merit and intend to vigorously defend their position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On or about September 26, 2002, the Company submitted to a vote of its shareholders the 2002 Stock Option Plan for Key Employees (the "2002 Plan"), a copy of which is included in this quarterly report as Exhibit 10.1. 12,901,786 votes were cast "for" the 2002 Plan, 11,943 votes were cast "against" the 2002 Plan and there were 2,286 abstentions or broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT
 NUMBER                                DESCRIPTION
---------    -------------------------------------------------------------
  10.1       Home Interiors & Gifts, Inc. 2002 Stock Option Plan for Key
             Employees dated August 14, 2002.*
  10.2       Home Interiors & Gifts, Inc. 2002  Form of Tier 1 Option
             Agreement.*
  10.3       Home Interiors & Gifts, Inc. 2002  Form of Tier 2 Option
             Agreement.*
  10.4       Industrial real estate lease dated September 13, 2002
             between Argent Frankford, L.P. and the Company.*
  10.5       Commercial lease dated August 15, 2002 between H.T. Ardinger
             & Son, Co. and the Company (for building and facilities
             located in Carrollton, Texas.)*
  99.1       Certification of Chief Executive Officer of the
             Company.*
  99.2       Certification of Chief Financial Officer of the
             Company.*

    (b) Reports on Form 8-K

     On August 1, 2002 the Company filed a current report on Form 8-K with respect to an amendment to the Company's Credit Agreement dated as of July 29, 2002.

----------

*Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.

By: /s/ KENNETH J. CICHOCKI
    ------------------------
    Kenneth J. Cichocki
    Sr. Vice President of Finance and Chief Financial Officer
    (principal financial and accounting officer)

Date: November 12, 2002

CERTIFICATIONS*

I, Donald J. Carter, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Home Interiors & Gifts, Inc.(the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

                                  /s/ Donald J. Carter, Jr.
                                  --------------------------
                                  Donald J. Carter, Jr.
                                  Chairman and Chief Executive Officer

CERTIFICATIONS*

I, Kenneth J. Cichocki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Home Interiors & Gifts, Inc.(the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

                                  /s/ KENNETH J. CICHOCKI
                                  ----------------------------
                                  Kenneth J. Cichocki
                                  Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
---------    --------------------------------------------------------------
  10.1       Home Interiors & Gifts, Inc. 2002 Stock Option Plan for Key
             Employees dated August 14, 2002.*
  10.2       Home Interiors & Gifts, Inc. 2002  Form of Tier 1 Option
             Agreement.*
  10.3       Home Interiors & Gifts, Inc. 2002  Form of Tier 2 Option
             Agreement.*
  10.4       Industrial real estate lease dated September 13, 2002
             between Argent Frankford, L.P. and the Company.*
  10.5       Commercial lease dated August 15, 2002 between H.T. Ardinger
             & Son, Co. and the Company (for building and facilities
             located in Carrollton, Texas.)*
  99.1       Certification of Chief Executive Officer of the
             Company.*
  99.2       Certification of Chief Financial Officer of the
             Company.*

----------

*Filed herewith.