Form 10-K
period 2002-12-31
HOME INTERIORS & GIFTS INC
filed 2003-03-14
CIK 1067541

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 333-62021
                          HOME INTERIORS & GIFTS, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        75-0981828
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
            1649 FRANKFORD ROAD, W                                 75007
              CARROLLTON, TEXAS                                  (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (972) 695-1000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant: is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The common stock of the registrant is not publicly registered or traded and, therefore, no market value, whether held by affiliates or non-affiliates, can readily be ascertained.

     As of March 14, 2003, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Home Interiors & Gifts, Inc. (the "Company") is a Dallas-based Texas corporation and a fully-integrated manufacturer and distribution company. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's products include framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral displays, wall shelves and sconces (the "Products"). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives ("Displayers") who resell the Products primarily through the "party-plan" method to conduct in-home presentations ("Shows") for potential customers. The Company has approximately 82,000 active Displayers located in the United States, Mexico, Canada and Puerto Rico. The Company also sells Products to customers outside of its direct selling channel.

     Since its inception in 1957, the Company has sold a coordinated line of Products to Displayers, a group of individuals (a majority of which are women) who operate their own businesses by purchasing the Products from the Company and reselling them to customers. The Company continues to stress the importance and dignity of women, a philosophy adopted by its founder, Mary Crowley. This philosophy remains deeply imbedded in the Company's training, recruiting, motivating and selling strategies. The Company believes that this philosophy has contributed to its ability to attract and retain loyal Displayers and to distinguish its Products in the marketplace. The Company also believes that by providing its Displayers with the appropriate support and encouragement, they can achieve personally satisfying and financially rewarding careers by enhancing the home environments of their customers.

     A majority of the Company's outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm ("Hicks Muse").

     The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. Approximately 48% of the dollar volume of Products purchased by the Company in 2002 was purchased from, and manufactured by, the Company's subsidiaries and sold through the direct selling channel. In addition to the products sold to the Company for the direct selling channel, the subsidiaries have a growing presence in the outside sales market. In 2002, outside sales comprised $9.1 million or 6.3% of total manufacturing sales compared to $1.6 million or 1.4% of total manufacturing sales in 2001.

     North America is the Company's primary market. Sales in the United States accounted for approximately 93% of net sales in 2002. Subsidiaries and divisions of the Company in Mexico, Canada and Puerto Rico accounted for the remaining 7% of net sales in 2002.

COMPANY DIRECT SELLING STRATEGY

     Recruit and Retain Active Displayers. The Company recognizes the need to continue to attract and retain new Displayers. As of December 31, 2002, the Company's active Displayer base in the United States and Puerto Rico increased 9.3% to approximately 64,500 active Displayers from approximately 59,000 as of December 31, 2001. This increase was a result of the Company's continued focus on key areas such as Displayer understanding and awareness of the Hostess program, improved training and business guides and a more clearly defined and communicated career strategy.

     Empower Displayers to Be Productive. Sales per average active domestic Displayer increased approximately 13% in 2002 to $8,522 from $7,522 in 2001. The Company believes that this increase is primarily due to the introduction of sales promotions directed at helping Displayers increase their individual sales and a continued focus on sales training. The Company introduces new products throughout the year, and in 2002, the Company introduced several new product lines including a children's line called "Home Interiors Kids(TM)," a new line of prints from the award-winning artist Thomas Kinkade, also known as the "Painter of Light(TM)" and a superior-quality tableware line starting with the Apple Orchard Collection(TM).

COMPANY MANUFACTURING STRATEGY

     Pursue Manufacturing Strategy and Outside Sales. The Company continues to emphasize the Products of its manufacturing subsidiaries in the direct selling channel which provides opportunities for gross margin improvements and leverage of the fixed expense component of its cost structure. This increased focus of the manufacturing strategy has supported Displayer productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.

     During 2002, the manufacturing subsidiaries also increased sales to customers outside of the direct selling channel by nearly 470%. Outside sales by the Company were $9.1 million for the year ended December 31, 2002, as compared to $1.6 million for the year ended December 31, 2001. In an effort to further increase the Company's manufacturing capabilities, as well as its sales outside of the direct selling channel, the Company acquired Brenda Buell & Associates, Inc. ("BBA"), a wholesaler that designs and develops iron and glass accessories, on December 31, 2002. Additionally, during the first two months of 2003, the Company acquired Bulco S.A. de C.V. and its affiliate Tempus Corporation, S.A. de C.V. ("HI Metals"), a metals manufacturing company in Mexico on January 29, 2003 and Produr, S.A. de C.V. ("HI Ceramics") and its affiliates Tromex Corporation, S.A. de C.V. and Tromex Corporation II, S.A. de C.V., ("HI Glass") a metals, glass and ceramics manufacturing facility in Mexico on February 7, 2003.

     The Company may pursue additional strategic acquisition opportunities in the future.

PRODUCTS

     Product Line. The Company's product line consists of approximately 1,000 items. The best selling Products include framed artwork and mirrors, candles and candleholders. Most of the Products are designed for display and sale in coordinated decorative groupings, which encourages customers to purchase several accessories to achieve a "complete" look. In general, the Products fit within design categories favored by Displayers and their customers, such as Casual Comfort, Romantic Living, Timeless Elegance, Today's Lifestyle, Contemporary and Ethnic. In February 2002, the Company added a line of children's products, "Home Interiors Kids(TM)," and in December 2002, the Company launched a line of tableware products. The Company also offers a selection of seasonal Products for holiday decorating.

     Prices. Products are targeted to individuals who are interested in decorating their homes and appreciate the value of decorating services, but have a limited budget. The Products' suggested retail price is generally below $100 per item, with most Products ranging in price from $7 to $30 per item. Although Displayers may sell the Products at any price, the Company believes that most Displayers charge the Company's suggested retail prices. The Company believes that the suggested retail prices for the Products are lower than the prices of products of similar quality and design available from other sources, thereby offering the Displayers' customers excellent value. In addition, unlike many other direct sales organizations, which the Company believes charge their field representatives and/or customers shipping costs, the Company delivers the majority of its Products to the Displayers in the 48 contiguous states and Mexico free of shipping charges if minimum order sizes are met. A shipping charge is applied in Alaska, Hawaii, Puerto Rico and Canada.

     Product Design and Introduction Process. In order to meet the changing needs of customers, the Company regularly introduces new merchandise. The Product Development team coordinates the design, development and introduction of new products. Team members attend color marketing seminars, as well as furniture, home furnishing, gift & accessory and art trade shows to stay abreast of trends in the gift, accessory and home furnishing categories. The performance of existing products is constantly under review. The Product Development team tests proposed or prototype products with a select group of Displayers in order to receive feedback on product appeal and product value. Based on that review, new products are introduced into the Product line. The Company has historically replaced approximately one third of its Products annually with new items.

DIRECT SALES METHOD AND ORGANIZATION

     Displayers. The Company's direct sales strategy is focused on motivating Displayers to market the Company's Products. Because the Company generally does not use mail-order catalogs, retail outlets or other methods of distribution, it is entirely dependent on Displayers to market the Products. As independent contractor sales representatives, each Displayer is responsible for operating such Displayer's own business. Displayers work on a full or part-time basis.

     Displayers can profit from the difference between the purchase price of the Products paid by them to the Company and the sales price charged by them to their customers, which, for Displayers who are not Directors, is their principal source of income from doing business with the Company. Displayers are also able to earn money and other incentives based on the number of Displayers they recruit, as well as the dollar amount of Products they purchase from the Company. In addition, Displayers benefit from periodic discounts offered by the Company.

     Generally, Displayers pay for Products ordered from the Company at the time an order is placed, although the Company provides Displayers with an unsecured line of credit of up to $4,000. The Company periodically modifies each Displayer's credit limit based on sales volume and credit history. The Company uses Home Online(SM), an internet order entry system ("Home Online") to simplify the ordering process for its Displayers. Approximately 95% of the orders received by the Company were received through Home Online at the end of 2002. Displayers may have their own website linked to Home Online allowing them the opportunity to better communicate with and service their customers. As of March 14, 2003, approximately 13% of the Company's Displayers have their own website.

     Displayers are contractually prohibited from marketing any other goods at Shows at which the Company's Products will be sold. In addition, Displayers who become qualified trainers ("Trainers") or Directors are prohibited from representing, or selling the products of, any other direct selling company whose products or services directly compete with the Company's.

     Shows. The principal sales method used by Displayers is the "party plan," in which Displayers conduct Shows in the homes of individuals who serve as hostesses for the Shows ("Hostesses"). Each Show is attended by guests who have been invited by the Hostess for that Show. At a Show, which typically lasts two to three hours, a Displayer will display representative groups of Products and color brochures depicting the Company's new Products or entire Product line. Initially, the Displayer demonstrates the Products, but most of the Show time is devoted to discussing each guest's decorating interests or needs and taking orders for Products. Typically, Products are paid for at the time they are ordered and are delivered to the Hostess by the Displayer within two weeks of the Show. The Company believes that Shows create group enthusiasm for the Products, enable Displayers to increase sales, offer the opportunity for Displayers to develop new customers and provide Displayers the opportunity to recruit new Hostesses and Displayers.

     Hostesses. Hostesses are critical to a Displayer's success. A Hostess is responsible for inviting guests, or prospective customers, to a Show and later for distributing the purchased Products to each customer. To reward the Hostess for their efforts, Hostesses who meet certain sales thresholds receive Products in an amount equal to 20% of the sales generated at the Show. Hostesses also qualify for 55% discount bonus buys and can receive additional gifts for bookings. Several times per year, the Company will provide discounts which allow the Displayer to increase the Hostess Program benefit to 30% or even 40% of the sales generated at the Show.

     Product Brochures. In addition to sales generated at Shows, Displayers also receive orders generated from Product brochures. Displayers generally mail Product brochures to Hostesses or distribute the brochures at Shows and other events. The Company produces both quarterly brochures containing the Company's complete Product line and supplemental monthly brochures containing the newest and most popular Products. All brochures have a place for the Displayer to insert personal contact information since Products cannot be purchased by customers directly from the Company. The Company also has a preferred mailing program whereby Displayers provide a list of customers to the Company through Home Online. The Company then sends a personalized brochure directly to each individual on the Displayer's mailing list for a small fee. This service is designed to reduce the administrative burden on the Displayers and allow them more time to make personal contact with their customers and expand their business. As of March 14, 2003, nearly 3,900 Displayers have subscribed to the preferred mailing program and over 129,000 customer names have been submitted.

TRAINING AND SALES SUPPORT

     Field Organization. The Company's training and sales support for Displayers is designed to give Displayers a stable foundation upon which to build their businesses. Displayers are recruited into "Units" for training and motivational purposes. In the United States, the number of Displayers in a Unit ranges from 11 to 209, with an average of approximately 59 Displayers per Unit. Approximately 1,100 Units are headed by either a "Branch Director" or a "Unit Director" and each Unit is grouped with other Units to constitute a "Branch." The number of Units in a Branch ranges from 4 to 22, with an average of approximately 10 Units per Branch. There are approximately 100 Branches in the United States, the majority of which are headed by a Branch Director. In addition, Branches are grouped into "Districts." Twelve District Directors travel throughout the United States, Mexico, Puerto Rico and Canada motivating, training and inspiring Branch and Unit Directors. All Displayers and Directors are independent contractors and not employees of the Company. The Company's sales development team, led by the Chief Executive Officer and Senior Vice President of Sales, work closely with and provide support and direction to Directors.

     Recruiting and Training of New Displayers. It is vital to the Company's success to consistently recruit new Displayers. Accordingly, the Company provides Displayers with financial rewards and the possibility of promotions to different Director levels based upon their ability to recruit and train productive Displayers. As part of their marketing and sales activities, Displayers seek to identify and to recruit new Displayers, typically women who previously have attended Shows. Once a candidate is identified, a trainer or Director interviews the candidate to explain the opportunities, time commitment, start-up costs, training and other activities a Displayer can expect to experience.

     Though any Displayer can recruit an individual to become a Displayer, only Displayers who are Trainers may train a recruit and earn commissions on the Product sales of recruits that they have trained. To become a Trainer, a Displayer must have demonstrated previous recruiting success, have been recommended by the Displayer's Branch Director and have attended training classes. In 2002, most of the training classes were held in the locale of the Branch Director sponsoring the classes. Previous to 2002, these classes were held in Dallas, TX. This change in training location helped increase the interest and growth of the Certified Trainer program. The Company has certified approximately 2,900 of its Displayers as Trainers. In 2002, Trainers earned commissions totaling $3.9 million. When the recruiting and sales volume of a Trainer and the Trainer's recruits reach certain levels, the Trainer may be permitted to form a new Unit and become a Unit Director.

     The Company believes that training is a critical component of a Displayer's success. The Company emphasizes sales of its Products and typically requires all recruits to participate in an intensive sales-training program. The Company encourages Displayers to recruit new Displayers who will sell Products to customers rather than purchase items for personal consumption. The training program includes personal instruction by a Trainer and the observation of several Shows conducted by experienced Displayers. In addition to the one-on-one training sessions and group training sessions that are conducted by a Certified Trainer, the Displayers receive a business guide that was created as a reference manual for use in their business along with the "Show Flip Chart," a tool to help the Displayer conduct successful Show presentations. New Displayers also receive information from their Trainer about the Products, and are taught the fundamental elements of home decorating as well as different methods of conducting successful Shows.

     On-Going Training and Motivation. The Company believes that Company-sponsored training and motivation of Displayers is critical to Displayer morale and, therefore, to the Company's sales. The Company hosts a three-day annual seminar for all Displayers. At the seminar, the Company provides motivational speakers, Product displays, entertainment and meals, conducts recognition ceremonies to highlight Displayer achievements, and introduces new Product lines as well as new Products in existing lines. The Company also sponsors one-day or two-day "rallys" throughout the United States each August and September, to introduce the Company's fall and Christmas Product lines. Additionally, the Company's Chief Executive Officer and Senior Vice President of Sales, plus other senior executives and National Trainers routinely visit and assist Branch Directors.

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

     Remuneration. Directors earn commissions on the Product purchases of the Displayers they service and are eligible for performance bonuses. District, Branch, Group and Unit Directors earned commissions, including performance bonuses, amounting to $62.6 million in 2002. In general, District Directors also receive a monthly amount for each Branch they service plus an annual payment based on the percentage of their District's annual increase in Product purchases. In addition, District Directors, Branch Directors, Group Directors and certain Unit Directors are reimbursed for certain travel and other expenses. Reimbursed expenses totaled $3.0 million in 2002.

PRODUCT SUPPLY AND MANUFACTURING

     Approximately 48% of the dollar volume of Products purchased by the Company in 2002 was purchased from, and manufactured by, the Company's subsidiaries and sold through the direct selling channel. The Company manufactures framed artwork and mirrors, candles, plaques, and various types of molded plastic products through the use of custom-designed equipment. To date, the Company has been able to secure an adequate supply of raw materials for its manufacturing operations from numerous sources, and the Company does not expect any material interruptions in the supply of raw materials it uses to manufacture Products.

     Products not manufactured by the Company are purchased from numerous foreign and domestic suppliers. The Company is either the largest or the only customer of many of its suppliers, and most of its Products are manufactured exclusively for the Company. Many of the Company's supplier relationships have existed for more than 20 years, and the Company has experienced minimal supplier turnover in recent years. However, because the Company does not enter into supply agreements with its suppliers, these relationships generally may be terminated at any time by either party. The Company believes that its relationships with its suppliers are good. The Company has not had any material interruptions in the supply of Products it purchases from suppliers. No third-party supplier furnished the Company with more than 10% of its purchased Products during 2002.

PRODUCT DISTRIBUTION

     Displayers typically submit orders, via the internet or mail, to the Company's headquarters weekly on one assigned order processing day. Upon receipt, orders are recorded and the Displayer's recent sales activity, credit and accounts receivable status are verified. Each order is filled and shipped, generally within 24-36 hours from when it is received. The Company uses an automated order fulfillment system and has two distribution centers.

     To minimize shipping costs, the Company uses a two-step process in which approximately 65 common carriers and truckload carriers ship full truck loads or partial loads of Products to approximately 200 regional delivery sites where locally-based freight distributors ("Local Distributors") sort the loads and deliver the Products to each Displayer. Approximately 77% of the Products shipped by the Company are delivered in this manner. In cases where Local Distributors are not used, the Products are shipped by common carrier, couriers via pod distribution or UPS directly to Displayers.

     When the Displayer receives a bulk packaged order, she repackages the Products for individual customers and typically delivers them to the Hostesses, who in turn delivers the Products to the final customer. Displayers typically contact customers to confirm their satisfaction with their Products. Multiple contacts with Hostesses and customers provide Displayers several opportunities to provide information regarding the Company and its Products, which assists in the Displayers' sales and recruiting efforts.

INTERNATIONAL OPERATIONS

     The Company's international operations are conducted primarily through both the Dallas office and through Mexico. Operations were initiated in Canada in September 2001, and as of December 31, 2002, active Displayers have grown to over 575 with net sales of $3.7 million. Sales orders received from Canada and Puerto Rico are processed by the Company's Dallas office where as all Mexico sales are handled by the Company's Mexico subsidiary.

     As of December 31, 2002, the Company had over 16,900 Displayers in Mexico as compared to approximately 9,700 active Displayers as of December 31, 2001. Net sales increased 51.1% to $30.2 million for the year ended December 31, 2002.

     The Company's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations as well as unfavorable economic and political conditions.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Refer to the information under Note 16 to Consolidated Financial Statements, which is hereby incorporated by reference.

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

     The Company also competes with other direct-selling organizations, even those whose products may not compete with the Company's Products, in recruiting and retaining sales representatives. The Company's success requires the recruitment, retention and integration into the Company's business of highly qualified management, sales, marketing and product development personnel in order to support the needs of the Displayers.

EMPLOYEES

     As of March 14, 2003, the Company employed approximately 2,400 persons located principally in Texas and Monterrey, Mexico. The employees located in the United States are not represented by a labor union or covered by a collective bargaining agreement. The majority of the employees located in Mexico are represented by various labor unions which have had favorable relationships with the Company. The Company believes its relationship with its employees and related labor unions to be good.

ITEM 2.  PROPERTIES

     As of December 31, 2002, the Company owned the following properties in the United States, each of which is used for the respective purpose set forth below:

                                                                          APPROXIMATE
LOCATION(1)                                      PURPOSE                 SQUARE FOOTAGE
-----------                                      -------                 --------------
Carrollton........................  Corporate headquarters; warehouse       660,000
                                    and distribution facility
Dallas............................  Dallas Woodcraft Company, LP            209,000
                                    ("DWC") manufacturing facility
Grand Island, Nebraska............  GIA, Inc. ("GIA") manufacturing         140,000
                                    facility
Laredo............................  Laredo Candle Company, L.P.             103,000
                                    ("Laredo Candle") manufacturing
                                    facility
Coppell(2)........................  Vacant land                             317,500

---------------

(1) All cities are located in Texas, except as noted.

(2) The Company has entered into an agreement to sell the vacant land in Coppell, which is expected to close in June 2003.

     In August 2000, the Company entered into a 60-month Industrial Lease with Parker Metropolitan, L.P. ("Parker") for land, building and related facilities located at 815 South Coppell, Coppell, Texas which is currently being used for overflow warehousing activities.

     In February 2001, the Company subleased approximately 41,000 square feet of the Company's 75,000 square foot former headquarters at Granite Tower, Dallas, Texas to a subtenant and subleased an additional 2,567 square feet to the same subtenant on June 1, 2001. The Company has hired consultants to assist in subleasing the remaining unused space to its current subtenant, another subtenant or to complete a buyout of the remaining lease obligation.

     In July 2002, the Company entered into a 12-month Industrial Lease with Calwest Industrial Holdings, L.P. for building and related facilities located at 2828 Trade Center Drive, Carrollton, Texas which is currently being used for overflow warehousing activities.

     In September 2002, the Company entered into a 41-month Industrial Lease with Argent Frankford, L.P. for building and related facilities located at 2901 Trade Center Drive, Carrollton, Texas which is also being used for overflow warehousing activities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company previously purchased certain assets of House of Lloyd entities in bankruptcy. Such assets included that certain letter agreement dated October 23, 2001, among Richmont Corporation and its affiliates and representatives, and House of Lloyd Management, LLC (the "Letter Agreement").

     On April 25, 2002, the Company in the name of several House of Lloyd entities, filed a petition against Richmont Corporation, Richmont International, Inc. d/b/a Richmont House and John P. Rochon ("Defendants") asserting various claims arising from, inter alia, the Letter Agreement. Defendants answered the lawsuit and, on September 12, 2002, filed an Original, Counterclaim and Third Party Petition against the House of Lloyd entities, as counter-defendants, and the Company and Mr. Donald J. Carter Jr., as a third-party defendants, pursuant to which defendants asserted claims for tortious interference with prospective business relations, tortious interference with existing business relations, a business disparagement, conspiracy and malicious prosecution, and are seeking actual damages and punitive damages in the amount of $100 million. The House of Lloyd entities, the Company and Mr. Carter answered the Original Counterclaim and third party petition, and filed an additional action against the Defendants in the United States Bankruptcy Court for the Western District of Missouri, Kansas City Division (the "Bankruptcy Court").

     On March 10, 2003, the Defendants entered into a Settlement Agreement and General Release (the "Settlement Agreement") in favor of the Company and Donald
J. Carter, Jr. which, upon effectiveness, will dispose of and fully resolve the pending claims without the payment of any material amounts by any of the parties. If the Settlement Agreement is not approved by the Bankruptcy Court and executed by the Company and Donald J. Carter, Jr. prior to April 24, 2003, it will become null and void, although in such event the parties have nevertheless agreed in the Settlement Agreement to continue to negotiate in good faith towards achieving a settlement of these disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock, $0.10 par value per share. As of March 14, 2003, the Company had outstanding 15,240,218 shares of common stock held by 192 shareholders.

     Holders of common stock are entitled to share ratably in dividends, if and when declared by the Company's Board of Directors (the "Board") out of funds legally available therefor. The Company is restricted in the amount of dividends that may be paid to holders of common stock pursuant to the credit agreement with its principal lenders (the "Senior Credit Facility") and the Indenture dated as of June 4, 1998 (the "Indenture"), among the Company, certain of its subsidiaries, as guarantors, and United States Trust Company of New York, as trustee, pursuant to which the Company issued its 10 1/8% Senior Subordinated Notes Due 2008 (the "Notes"). The certificate of designation governing the Company's outstanding Preferred Stock (the "Preferred Stock Designation") also provides that dividends cannot be paid on any junior securities, including common stock, unless all accrued and unpaid dividends on the Preferred Stock have been paid in full. Because the terms of the Notes, the Company's Senior Credit Facility and the Preferred Stock Designation all restrict the Company's ability to pay dividends, the Company does not anticipate the payment of dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                        NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE        REMAINING AVAILABLE FOR
                                       BE ISSUED UPON         EXERCISE PRICE OF         FUTURE ISSUANCE UNDER
                                   EXERCISE OF OUTSTANDING       OUTSTANDING          EQUITY COMPENSATION PLANS
                                      OPTIONS, WARRANTS       OPTIONS, WARRANTS         (EXCLUDING SECURITIES
PLAN CATEGORY                            AND RIGHTS               AND RIGHTS          REFLECTED IN COLUMN (A))
-------------                      -----------------------   --------------------   -----------------------------
                                             (A)                     (B)                         (C)
Equity compensation plans
  approved by security holders...
  1998 Independent Contractor
     Plan........................           289,781                 $18.67                        2,069
  1998 Key Employee Plan.........         1,003,672                 $18.21                      350,252
  2002 Key Employee Plan.........         3,500,000                 $19.42                    2,500,000
Equity compensation plans not
  approved by security holders...                --                                                  --
                                          ---------                                           ---------
     Total.......................         4,793,453                                           2,852,321
                                          =========                                           =========

     The Company did not sell any equity securities during the period covered by this Form 10-K that were not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary is intended to highlight certain information contained elsewhere in this report. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" elsewhere in this report for greater detail.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1998        1999       2000       2001       2002
                                         ---------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT DISPLAYER DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..............................  $ 490,223   $503,344   $460,440   $461,693   $574,499
Cost of goods sold.....................    242,343    240,390    223,514    200,893    251,748
                                         ---------   --------   --------   --------   --------
Gross profit...........................    247,880    262,954    236,926    260,800    322,751
Selling, general and administrative:
  Selling(1)...........................     81,124     89,514     82,285     86,477    104,704
  Freight, warehouse and
     distribution......................     44,718     48,144     44,896     49,552     64,507
  General and administrative(1)........     20,641     29,193     48,867     57,176     60,671
  Loss (gain) on the disposition of
     assets............................     (6,375)   (10,650)    (2,738)       495       (361)
  Stock option expense (credit)........        563        912       (351)       (62)     1,267
  Homco restructuring..................         --         --      1,027         --         --
  Redundant warehouse and
     distribution......................         --         --      6,089      1,197         --
  Recapitalization expenses(2).........      6,198         --         --         --         --
                                         ---------   --------   --------   --------   --------
       Total selling, general and
          administrative...............    146,869    157,113    180,075    194,835    230,788
                                         ---------   --------   --------   --------   --------
Operating income.......................    101,011    105,841     56,851     65,965     91,963
Other income (expense):
  Interest income......................      5,563      2,978      2,208      1,017        472
  Interest expense.....................    (27,532)   (44,081)   (45,496)   (37,982)   (27,493)
  Other income (expense), net..........      1,020       (183)     2,116        431     (1,443)
                                         ---------   --------   --------   --------   --------
Other income (expense), net............    (20,949)   (41,286)   (41,172)   (36,534)   (28,464)
                                         ---------   --------   --------   --------   --------
Income before income taxes and
  extraordinary loss...................     80,062     64,555     15,679     29,431     63,499
Provision for income taxes.............     31,807     22,967      5,892     10,671     23,323
                                         ---------   --------   --------   --------   --------
Income before extraordinary loss.......     48,255     41,588      9,787     18,760     40,176
Extraordinary loss due to debt
  restructure, net.....................         --         --         --     15,200      4,528
                                         ---------   --------   --------   --------   --------
Net income.............................  $  48,255   $ 41,588   $  9,787   $  3,560   $ 35,648
                                         =========   ========   ========   ========   ========
OTHER FINANCIAL DATA:
Gross profit percentage................       50.6%      52.2%      51.5%      56.5%      56.2%
EBITDA(3)..............................  $ 104,567   $100,135   $ 75,259   $ 84,942   $106,473
EBITDA margin(4).......................       21.3%      19.9%      16.3%      18.4%      18.5%
Cash flows provided by (used in):
  Operating activities.................  $  59,147   $ 28,073   $ 28,001   $ 40,295   $ 44,223
  Investing activities.................     69,083     (6,685)   (20,625)   (14,838)   (13,796)

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1998        1999       2000       2001       2002
                                         ---------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT DISPLAYER DATA)
  Financing activities.................   (191,329)   (30,274)     2,299    (53,428)    20,139
Depreciation and amortization..........      3,170      4,032      8,837      9,762     11,715
Capital expenditures...................      8,443     12,703     34,135     15,088     14,168
Dividends paid(5)......................      9,554         --         --         --         --
DOMESTIC DISPLAYER DATA:
Number of orders shipped...............    765,967    921,636    821,716    782,670    926,934
Average order size(6)..................  $     632   $    536   $    542   $    560   $    570
Active Displayers at end of
  period(7)............................     50,100     68,300     59,300     59,000     64,500
Average number of active Displayers
  during period(7).....................     45,600     59,000     61,900     58,300     62,000

                                                        AS OF DECEMBER 31,
                                     ---------------------------------------------------------
                                       1998        1999        2000        2001        2002
                                     ---------   ---------   ---------   ---------   ---------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..........  $  41,024   $  32,406   $  41,720   $  13,712   $  64,116
Property, plant and equipment,
  net..............................     21,774      30,473      60,600      65,164      69,482
Total assets.......................    132,448     161,541     165,398     154,548     230,127
Total debt (including current
  maturities)......................    487,000     455,546     465,333     317,842     344,916
Shareholders' deficit..............   (414,074)   (371,186)   (362,111)   (263,013)   (227,701)

---------------

(1) Certain non-recurring costs of $8.2 million, $6.6 million and $2.9 million in 2000, 2001 and 2002 respectively, associated with non-capitalizable legal fees related to obtaining the waiver to the Senior Credit Facility, staff reductions, excess facilities, fees related to the Debt Restructuring (as defined in "Liquidity and Capital Resources," below), consulting costs associated with the Company's reorganization plan, accelerated amortization of leasehold improvements and the non-capitalizable costs of a new enterprise resource planning ("ERP") system, are also included in selling, general and administrative expense.

(2) Recapitalization expenses consist of amounts paid to the Company's financial and legal advisors in connection with the recapitalization of the Company in June 1998 (the "Recapitalization").

(3) EBITDA represents operating income plus depreciation and amortization, Recapitalization expenses, Homco restructuring expenses, redundant warehouse and distribution expenses, debt restructuring and waiver fees, effects of SAB 101 and non-cash expenses (credits) for stock options, and excludes certain non-recurring costs associated with the corporate reorganization included in selling and general and administrative expense and any gains or losses on the sale of assets. EBITDA generally is considered to provide information regarding a company's ability to incur and service debt, and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA should not be considered in isolation, as a substitute for net income, cash flows from operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. See Note 16 to the Consolidated Financial Statements.

(4) Defined as EBITDA as a percentage of net sales.

(5) The Company does not anticipate the payment of dividends in the foreseeable future because the terms of the Notes, the Senior Credit Facility and the Preferred Stock Designation restrict the Company's ability to pay dividends.

(6) Average order size is calculated based on net sales less outside sales and international sales divided by number of orders. For purposes of this calculation, outside sales of $1.6 million and $9.1 million for 2001 and 2002 have been excluded from net sales, respectively. There were no outside sales in 2000 or prior years. In addition, international sales of approximately $6.4 million, $9.1 million, $15.1 million, $21.4 million and $36.7 million for 1998, 1999, 2000, 2001 and 2002 have been excluded from net sales, respectively.

(7) An active Displayer is a Displayer who has placed an order with the Company within the prior 14 weeks.

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

     All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) Displayer recruiting and activity levels; (ii) loss or retirement of key members of management; (iii) imposition of federal or state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of new products and promotion programs;
(vii) general economic conditions; and (viii) the success of integrating the recently acquired businesses. Many of these factors will be beyond the control of the Company.

     Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

COMPANY DIRECT SELLING STRATEGY

     Recruit and Retain Active Displayers. The Company recognizes the need to continue to attract and retain new Displayers. As of December 31, 2002, the Company's active Displayer base in the United States and Puerto Rico increased 9.3% to approximately 64,500 active Displayers from approximately 59,000 as of December 31, 2001. This increase was a result of the Company's continued focus on key areas such as Displayer understanding and awareness of the Hostess program, improved training and business guides and a more clearly defined and communicated career strategy.

     Empower Displayers to Be Productive. Sales per average active domestic Displayer increased approximately 13% in 2002 to $8,522 from $7,522 in 2001. The Company believes that this increase is primarily due to the introduction of sales promotions directed at helping Displayers increase their individual sales and a continued focus on sales training. The Company introduces new products throughout the year, and in 2002, the Company introduced several new product lines including a children's line called Home Interiors Kids(TM), a new line of prints from the award-winning artist Thomas Kinkade, also known as the "Painter of Light(TM)" and a superior-quality tableware line starting with the Apple Orchard Collection(TM).

COMPANY MANUFACTURING STRATEGY

     Pursue Manufacturing Strategy and Outside Sales. The Company continues to emphasize the Products of its manufacturing subsidiaries in the direct selling channel which provides opportunities for gross margin improvements and leverage of the fixed expense component of its cost structure. This increased focus of the manufacturing strategy has supported Displayer productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.

     During 2002, the manufacturing subsidiaries also increased sales to customers outside of the direct selling channel by nearly 470%. Outside sales by the Company were $9.1 million for the year ended December 31, 2002, as compared to $1.6 million for the year ended December 31, 2001. In an effort to further increase the Company's manufacturing capabilities, as well as its sales outside of the direct selling channel, the Company acquired Brenda Buell & Associates ("BBA"), a company that designs and develops iron and glass accessories, on December 31, 2002. Additionally, during the first two months of 2003, the Company acquired Bulco S.A. de C.V. and its affiliate Tempus Corporation, S.A. de C.V. ("HI Metals"), a metals manufacturing company in Mexico on January 29, 2003 and Produr, S.A. de C.V. ("HI Ceramics") and its affiliates Tromex Corporation, S.A. de C.V. and Tromex Corporation II, S.A. de C.V., ("HI Glass") a metals, glass and ceramics manufacturing facility in Mexico on February 7, 2003.

     The Company may pursue additional strategic acquisition opportunities in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to allowances for bad debts, inventory reserves, actuarially determined insurance reserves and tax reserves. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  REVENUE RECOGNITION

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended. Accordingly, revenue from product sales is recognized upon an estimation of expected delivery date to the Displayer at which point title to the product and risk of ownership passes. Provisions for discounts and rebates to Displayers, and returns and other adjustments are provided for in the same period the related sales are recorded. Shipping and handling expenses are recorded as operating expenses. Deferred revenue is recorded to the extent that shipments have not been received by Displayers by period end.

  ALLOWANCES FOR BAD DEBTS

     The Company maintains allowances for bad debts for estimated losses resulting from uncollectible amounts due from Displayers. The primary factors considered by the Company in determining its allowance for bad debts is the age of outstanding receivables, payment trends and estimated recovery dates. If the financial condition of the Company's Displayers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

  INSURANCE RESERVES

     The Company is self-insured for workers compensation and provides reserves for workers' compensation claims which were incurred but not reported by year end. The Company takes into consideration the status of current and historical claims and actuarial estimates of losses from such claims to determine the reserve amounts. If current or future claims are higher than estimated, additional reserves may be required.

  TAX RESERVES

     The Company provides a reserve for the future payment of state and federal income taxes arising out of completed transactions. The current reserve includes the estimated tax due as a result of the debt purchase transaction and the issuance of preferred stock by the Company as well as the estimated income tax due to various states arising out of the Company's obligation to file income taxes in all states for the years beginning in 1999. At this time, the Company does not foresee any additional tax obligations beyond what is reserved. However, if future tax obligations are higher than estimated, additional reserves may be required.

  GOODWILL

     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets" which states that there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets is assessed at least annually to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. The estimates of fair market value is based upon management's estimates of the present value of future cash flows. Management makes assumptions regarding the estimated cash flows and if these estimates or their related assumptions change, an impairment charge may be incurred.

  STOCK COMPENSATION PLANS

     The Company accounts for grants under the Independent Contractor Stock Option Plan (the "1998 Independent Contractor Plan") in accordance with Statement of Accounting Financial Standards No. 123. The Company estimates quarterly compensation expense using the Black-Scholes option-pricing model, using certain key assumptions such as the estimated fair value of the Company's common stock, term, dividend yield, volatility and risk-free interest rate. These key assumptions are subjective in nature and future compensation expense could vary significantly from prior periods.

     The Company accounts for grants under the 1998 Key Employee Stock Option Plan (the "1998 Plan") and the 2002 Key Employee Stock Option Plan (the "2002 Plan") in accordance with the Accounting Principles Board Opinion No. 25. The 1998 Plan is accounted for under fixed accounting, thus, the Company does not record compensation expense related to these options. The 2002 Plan options are accounted for under variable accounting due to their vesting being linked to certain Company financial performance goals. The Company estimates quarterly compensation expense for the 2002 Plan using the Minimum Value option-pricing model, using certain key assumptions such as the estimated fair value of the Company's common stock, term, dividend yield, and risk-free interest rate. These key assumptions are subjective in nature and future compensation expense could vary significantly from prior periods.

RESULTS OF OPERATIONS

  2002 COMPARED TO 2001

     Net sales increased $112.8 million, or 24.4%, to $574.5 million in 2002 from $461.7 million in 2001. The increase was primarily due to a larger and more productive domestic Displayer base and an increase in outside sales of $7.5 million. The average domestic order size increased 1.8% to $570 in 2002 as compared to $560 in 2001. The number of active domestic Displayers increased to approximately 64,500 as of December 31, 2002 as compared to approximately 59,000 at December 31, 2001. The number of orders shipped increased 18.4% to 926,934 orders in 2002 from 782,670 orders in 2001.

     Gross profit increased $62.0 million, or 23.8%, to $322.8 million in 2002 from $260.8 million in 2001. As a percentage of net sales, gross profit decreased slightly to 56.2% in 2002 from 56.5% in 2001. The decrease in the gross profit percentage was primarily due to increased inventory reserves as compared to the prior year as a result of an increase in year-end inventory levels primarily related to additional product lines and an expanded Christmas line.

     Selling expense increased $18.2 million, or 21.1%, to $104.7 million in 2002 from $86.5 million in 2001. As a percentage of net sales, selling expense decreased to 18.2% in 2002 from 18.7% in 2001. The decrease in selling expense was a result of fewer promotional related expenses such as incentive trips and recruiting incentives as compared to 2001. The decrease was partially offset by increased Director bonuses of $9.2 million related to increased commissionable sales over the prior year.

     Freight, warehouse and distribution expense increased $14.9 million, or 30.2%, to $64.5 million in 2002 from $49.6 million in 2001. These costs were 11.2% of net sales in 2002 compared to 10.7% in 2001. This increase was primarily due to costs associated with additional warehousing space required for the growth in inventory in 2002.

     General and administrative expense increased $3.5 million, or 6.1%, to $60.7 million in 2002, from $57.2 million in 2001. This increase was primarily due to increases in credit card processing fees of $2.2 million, depreciation expense of $1.9 million, outside services of $1.2 million primarily related to temporary labor, insurance expense of $0.8 million and professional fees of $0.9 million. These increases were offset by certain non-recurring costs of $2.9 million in 2002 as compared to $6.3 million in 2001 associated with non-capitalizable legal fees related to obtaining a debt covenant waiver in 2001, excess facilities, consulting costs associated with the Company's reorganization plan and the non-capitalizable costs of a new ERP system.

     Gain on the disposition of assets of approximately $0.4 million and a loss of approximately $0.5 million was recorded in 2002 and 2001, respectively. The gain in 2002 was related to the sale of the Company's interest in an aircraft. The loss in 2001 was related to an impairment loss on machinery at Laredo Candle as well as a loss on the sale of land at DWC.

     Stock option expense of approximately $1.3 million and a credit of $62,000 were recorded in 2002 and 2001, respectively. The increase in 2002 is due to the issuance of options under the 2002 Stock Option Plan for Key Employees and an increase in the fair value of the stock.

     Redundant warehouse and distribution expense of $1.2 million was recorded in 2001 and consisted primarily of costs associated with operating certain manual distribution centers longer than anticipated and the consolidation of the manual distribution centers into the new distribution facility. The Company did not incur redundant warehouse costs in 2002 and does not anticipate additional costs of this nature in 2003.

     Interest income decreased $0.5 million, or 53.6%, to $0.5 million in 2002 from $1.0 million in 2001 primarily due to lower average interest rates.

     Interest expense decreased $10.5 million, or 27.6%, to $27.5 million in 2002 from $38.0 million in 2001. The interest expense in 2002 declined as compared to 2001 primarily due to a reduced debt balance as a result of the conversion of $95.8 million in debt to Senior Preferred Stock as part of the Debt Restructuring in July 2001.

     Other income (expense) in 2002 includes expense of approximately $1.4 million related to an inventory purchase in the second quarter of 2002 that was liquidated and not sold through the normal course of business.

     Income taxes increased $12.6 million to $23.3 million in 2002 from $10.7 million in 2001. Income taxes, as a percentage of income before income taxes, was 36.7% in 2002 compared to 36.3% in 2001.

     Extraordinary loss of $4.5 million in 2002 was a result of the write-off of previously capitalized debt issuance fees related to debt restructuring in July 2002. The loss in the year ended December 31, 2001 was a result of completion of the Debt Restructuring in July 2001. As a result of the July 2001 Debt Restructuring, for financial reporting purposes, the Company wrote off $2.4 million in unamortized debt issuance costs, net of $0.9 million in taxes, and recorded $13.7 million of income taxes.

  2001 COMPARED TO 2000

     Net sales increased $1.3 million, or 0.3%, to $461.7 million in 2001 from $460.4 million in 2000. The increase was primarily a result of a more productive domestic Displayer base with an increase in average domestic order size of 3.3% to $560 in 2001 as compared to $542 in 2000. The number of active Displayers remained stable at approximately 59,000 as of December 31, 2001 as compared to approximately 59,300 at December 31, 2000. The number of orders shipped decreased 4.8% to 782,670 orders in 2001 from 821,716 orders in 2000.

     Gross profit increased $23.9 million, or 10.1%, to $260.8 million in 2001 from $236.9 million in 2000. As a percentage of net sales, gross profit increased to 56.5% in 2001 from 51.5% in 2000. The increase in the gross profit percentage was primarily due to the continued introduction of new Products with higher gross margins and an increased focus on emphasizing the Products of our manufacturing subsidiaries. In addition, the gross profit in 2000 included charges to cost of goods sold recorded in the fourth quarter of 2000 related to an inventory write-off of $1.1 million. Charges for obsolete inventory decreased $2.5 million to $2.8 million as of December 31, 2001 from $5.3 million as of December 31, 2000. The decrease in the inventory reserve is related to the implementation of a more effective product discontinuation process which retires less profitable Products more efficiently.

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

     Loss (gain) on the disposition of assets of approximately $0.5 million was recorded in 2001 related to an impairment loss on machinery at Laredo Candle as well as a loss on the sale of land at DWC. A gain of $2.7 million was recorded in 2000 related to the sales of distribution facilities and associated land and investments held for sale.

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

     Extraordinary loss was recorded in the year ended December 31, 2001 as a result of completion of the Debt Restructuring in July 2001. As a result of the foregoing Debt Restructuring, for financial reporting purposes, the Company wrote off $2.4 million in unamortized debt issuance costs, net of $0.9 million in taxes, and recorded $13.7 million of income taxes.

SEGMENT PROFITABILITY

     The Company's reportable segments include its domestic direct sales business, its manufacturing operations and its international business. The manufacturing operations sell substantially all of their Products to the Company. As a result, manufacturing sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico, Puerto Rico and Canada. International sales are directly attributable to the number of international Displayers the Company has selling its Products. The Company's chief operating decision maker monitors each segment's profitability primarily on the basis of EBITDA performance because the Company's Senior Credit Facility outlines certain covenants to be based upon EBITDA measurements.

  2002 COMPARED TO 2001

     Consolidated net sales increased $112.8 million, or 24.4%, to $574.5 million in 2002 from $461.7 million in 2001. The Company's increase in domestic direct sales was $97.1 million. See discussion in "Results of Operations." An increase in International sales of $15.3 million, or 71.2%, to $36.7 million in 2002 from $21.4 million in 2001 was due to expansion of the international direct selling channel in Mexico and $3.7 million in net sales related to our newly initiated operations in Canada. Manufacturing related sales increased $26.8 million, or 22.6%, to $145.3 million in 2002 from $118.5 million in 2001.

     The Company is in the process of growing their outside sales operations through their manufacturing facilities. DWC and Laredo Candle generated $9.1 million of outside sales in 2002 compared to $1.6 million in 2001. As discussed previously in "Company Strategy", the Company has acquired several additional manufacturing companies in early 2003. The newly acquired manufacturing companies will manufacture products for both the Company and outside sales customers.

     Consolidated EBITDA increased $21.6 million, or 25.3%, to $106.5 million in 2002 from $84.9 million in 2001 primarily due to increased manufacturing profitability and increases in outside sales. Domestic direct sales EBITDA increased $7.7 million due to efficiencies in operating expenses as discussed previously in "Results of Operations." Manufacturing related EBITDA increased $12.9 million or, 38.3%, to $46.8 million in 2002 from $33.9 million in 2001 primarily due to improved manufacturing efficiencies at DWC and Laredo Candle. International EBITDA increased $0.5 million or 19.3%, to $3.0 million in 2002 from $2.5 million in 2001.

  2001 COMPARED TO 2000

     Consolidated net sales increased $1.3 million, or 0.3%, to $461.7 million in 2001 from $460.4 million in 2000. A decrease in the Company's domestic direct sales of $4.0 million was offset by an increase in International sales of $6.3 million, or 41.6%, to $21.4 million in 2001 from $15.1 million in 2000 due to expansion of the international direct selling channel primarily in Mexico. Manufacturing related sales increased $30.9 million, or 35.3% to $118.5 million in 2001 from $87.6 million in 2000 primarily due to increased sales at Laredo Candle of $24.3 million over prior year.

     Consolidated EBITDA increased $9.6 million, or 12.9%, to $84.9 million in 2001 from $75.3 million in 2000 primarily due to increased manufacturing profitability in 2001. Domestic EBITDA decreased $7.2 million primarily due to increased operating expenses as discussed previously in "Results of Operations." As an offset, manufacturing related EBITDA increased $16.2 million, or 91.6%, to $33.9 million in 2001 from $17.7 million in 2000 due to increased EBITDA at Laredo Candle of $10.1 million over prior year. International EBITDA increased $1.8 million to $2.5 million in 2001 from $0.7 million in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash increased $50.4 million to $64.1 million as of December 31, 2002, from $13.7 million at December 31, 2001. The increase resulted primarily from $44.2 million and $20.1 million provided by operating and financing activities, respectively, offset in part by $13.8 million used in investing activities.

     Net cash of $44.2 million provided by operating activities consisted primarily of $65.5 million from net income, as adjusted for non-cash items, and $21.2 million used by working capital and other activities. Non-cash activities consisted primarily of $11.7 million in depreciation, $6.7 million in inventory reserves, and $4.5 million of extraordinary loss related to the write-off of previously capitalized debt issuance fees associated with debt, which was restructured in July 2002. Working capital consisted primarily of a $21.4 million increase in inventory balances related to increased demand for the product line and new product line introductions and $5.4 million of accrued Director commissions.

     Net cash of $13.8 million used in investing activities primarily resulted from $14.2 million in capital expenditures for the purchase of computer hardware and software related to the Company's implementation of a new ERP system and investments in the consolidated warehouse and distribution facility and manufacturing facilities. These expenditures were partially offset by the proceeds received from the sale of property, plant and equipment.

     With the recent acquisition of several manufacturing facilities discussed earlier, the Company expects to incur additional working capital requirements such as higher inventory levels and increased accounts receivables. Non-cash activities such as depreciation and amortization expense and inventory reserves are expected to increase as well due to increased business requirements and activities. The Company believes that the additional revenues and manufacturing efficiencies that will be provided by the new facilities will offset the additional costs and as a result, will not require us to draw on the Revolver or incur more indebtedness.

     In November 2001, the Company initiated a project to install a new ERP system and selected the J.D. Edwards, OneWorld XE Solutions, software package. The Company elected to undertake this project to mitigate the risks associated with the stability and productivity of the old system. The Company expects that the new ERP system will increase scalability, enhance functionality and provide a strong technical foundation to support anticipated growth. The implementation of the new ERP system was completed on December 29, 2002. The Company has experienced no significant interruptions in business operations as a result of the new systems implementation.

     Cash provided by financing activities of $20.1 million consists primarily of $35.0 million of additional debt incurred as a result of the July 2002 debt restructure. As of December 31, 2002 there was no outstanding balance on the Revolving Loans. Financing activities also include payments under the Senior Credit Facility of $9.2 million and $20.3 million in 2002 and 2001, respectively and the new debt issuance fees of $4.2 million and $1.6 million related to the debt restructures in 2002 and 2001, respectively.

     In 2001, net cash of $40.3 million provided by operating activities consisted primarily of $35.9 million from net income, as adjusted for non-cash items, and $4.4 million provided by working capital and other activities. Net cash provided by working capital and other activities resulted from increases in accounts payable and other accrued liabilities, partially offset by an increase in inventories. The increase in inventories and accounts payable was primarily a result of purchases in preparation for a greater number of new Products that the Company introduced with the launch of the Company's children's line in February 2002. In addition, the Company instituted a change in import purchasing procedures. The Company now assumes ownership of its Products at an earlier stage in the procurement process than it did in 2000.

     Net cash of $14.8 million used in investing activities in 2001 primarily resulted from $15.1 million in capital expenditures for the purchase of computer hardware and software and investments in the consolidated warehouse and distribution facility and manufacturing facilities. These expenditures were partially offset by the proceeds received for the sale of property, plant and equipment.

     Cash used in 2001 for financing activities of $53.4 million consisted primarily of net payments of $30.0 million under the Revolving Loans. As a result of the timing and the magnitude of working capital requirements and capital expenditures, the Company utilized the Revolving Loans at varying times during 2001. As of December 31, 2001 there was no outstanding balance on the Revolving Loans as compared to $30.0 million outstanding on December 31, 2000. Financing activities also included payments under the Senior Credit Facility of $20.3 million and $27.2 million in 2001 and 2000, respectively.

     Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. The Company has the option to redeem the Notes in whole or in part at any time on or after June 1, 2003. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $30.0 million of Revolving Loans, which mature on June 30, 2004. The Revolving Loans were reduced from $40.0 million to $30.0 million as a result of the amendment to the Senior Credit Facility in March 2001.

     The Company paid a total of $33.9 million in debt service for 2002, consisting of principal payments under the Senior Credit Facility of $9.2 million, interest under the Senior Credit Facility of approximately $9.6 million and interest of $15.1 on the Notes. The Company anticipates that its debt service requirements will total $48.2 million in 2003, consisting of principal payments due under the Senior Credit Facility of $6.7 million, mandatory prepayment of debt of $12.4 million, interest due under the Senior Credit Facility of $14.0 million, interest of $15.1 million due on the Notes.

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, and maximum leverage ratios, capital expenditure measurements, and EBITDA measurements. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis beginning in March 2003. The Company will be making a $12.4 million prepayment on debt on March 31, 2003. As of December 31, 2002, cumulative preferred stock dividends in arrears were $17.5 million.

     Effective July 29, 2002, the Company, Bank of America, N.A. and certain of the Company's senior secured lenders entered into an amendment to the Company's senior secured credit agreement pursuant to which, among other things, certain of the holders of the Company's Tranche A term loans converted their loans into Tranche B term loans. The Tranche B loans have nominal amortization requirements until December 31, 2004 (the stated Tranche A term loan maturity date) and have a stated maturity date of December 31, 2006. In connection with such conversion, Bank of America and certain of the Company's other existing senior secured and new lenders advanced an additional $35.0 million in Tranche B term loans to the Company, the proceeds of which will be used by the Company to fund its general corporate and working capital needs (including potential acquisitions).

     To induce the holders of the Tranche A term loans to convert their loans, the Company paid each such lender a conversion fee of 50 basis points on the amount of such lender's Tranche A term loans so converted. To induce each of the other senior secured lenders to consent to the amendment, the Company (1) paid such lenders a 25 basis point consent fee and (2) increased the interest rates payable to such consenting lenders by 150 basis points over the interest rates currently payable to the non-consenting lenders.

     In addition to the conversion of the Tranche A term loans and the incurrence of the additional Tranche B term loans, the Company and its lenders increased the size of the Company's permitted acquisition basket, increased the Company's capital expenditure (including capital lease) basket and modified the Company's required compliance thresholds for each of the minimum EBITDA covenant, maximum leverage (including senior leverage) ratio covenant and minimum fixed charge ratio covenant.

     The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

     The following table summarizes the contractual obligations at December 31, 2002, and the effects such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

                                                     PAYMENTS DUE BY PERIOD
                                     ------------------------------------------------------
                                                LESS THAN                           AFTER 5
                                      TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                     --------   ---------   ---------   ---------   -------
CONTRACTUAL OBLIGATIONS:
Long-term debt.....................  $339,565    $20,419    $170,046    $149,100    $   --
Capital lease obligations..........     5,351      1,261       3,618         472        --
Non-cancelable operating lease
  obligations (excluding
  subleases).......................    17,738      3,695       8,638       3,688     1,717
Letters of credit..................     3,475      3,475          --          --        --
                                     --------    -------    --------    --------    ------
  Total contractual obligations....  $366,129    $28,850    $182,302    $153,260    $1,717
                                     ========    =======    ========    ========    ======

     Long-term debt consists of borrowings under the Senior Credit Facility, Notes and a note related to the acquisition of BBA. The Senior Credit Facility borrowings require quarterly principal payments and the Notes require semiannual interest payments. The Company may, at its option, prepay the term loans without premium or penalty. The note related to BBA consists of annual payments.

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

     The Company has several outstanding operating leases related to the Granite facilities and additional warehousing space. The majority of the Granite facility has been subleased. See "Item 2. Properties."

     During the year ended December 31, 2002, the Company had several letters of credit outstanding related to insurance policies and an inventory supplier.

     At December 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity or market or credit risk that could arise if the Company had engaged in such relationships.

     The Company's near and long-term operating strategies focus on broadening the Displayer base through recruiting efforts and increasing retention and productivity of the existing Displayer base and leveraging of the assets of the manufacturing subsidiaries. The Company believes that cash on hand, net cash flow from operations and borrowings under the Revolving Loans will be sufficient to fund its cash requirements through the year ended December 31, 2003. Cash requirements will consist primarily of payments of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company's Products are sold in Mexico and Canada thereby subjecting the Company to financial market risk due to fluctuating foreign currency exchange rates. Historically, due to a stable foreign exchange and due to the fact that these operations have not been significant, the risk has been minor. However, as the Company's international operations become significant to the Company as a whole, changes in foreign currency exchange rates could have a material effect on the Company in the future. The Company has not entered into any hedging instruments related to foreign currency risk.

     As a result of the interest pricing mechanism associated with the bank debt, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company's desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. During 2002, the Company did not enter into any hedging instruments. In addition, the Company does not use derivative instruments for trading or speculative purposes.

     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates based upon existing terms. The interest rates are weighted between the Tranche A Loan and the Tranche B Loan based on debt outstanding and are estimated based on implied forward rates using a yield curve as of December 31, 2002. The Notes are at a fixed rate of 10.125% and will mature in 2008.

                                                       EXPECTED MATURITY DATE
                       ---------------------------------------------------------------------------------------
                         2003       2004       2005       2006       2007       2008      TOTAL     FAIR VALUE
                       --------   --------   --------   --------   --------   --------   --------   ----------
                                                           (IN THOUSANDS)
Liabilities
Variable-rate debt...  $ 19,006   $  8,954   $ 70,643   $ 89,086         --         --   $187,689    $187,689
Average interest
  rate...............      6.49%      7.87%      8.64%        --         --         --         --          --
Fixed-rate debt......        --         --         --         --         --   $149,100   $149,100    $138,700
Interest rate........        --         --         --         --         --     10.125%        --          --

     The following table presents comparable data for the prior year ended December 31, 2001.

                                                        EXPECTED MATURITY DATE
                       -----------------------------------------------------------------------------------------
                        2002      2003      2004      2005      2006     2007     2008      TOTAL     FAIR VALUE
                       -------   -------   -------   -------   -------   ----   --------   --------   ----------
                                                            (IN THOUSANDS)
Liabilities
Variable-rate debt...  $13,500   $18,500   $26,000   $47,000   $56,859    --          --   $161,859    $161,859
Average interest
  rate...............     4.71%     7.05%     8.40%     8.70%       --    --          --         --          --
Liabilities
  Fixed-rate debt....       --        --        --        --        --    --    $149,100   $149,100    $113,300
Interest rate........       --        --        --        --        --    --      10.125%        --          --

INFLATION

     Although the Company's operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company's operations in 2000, 2001 or 2002.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ending December 31, 2002. The Company is currently evaluating the change to the fair value based method of accounting for stock-based employee compensation. Effective December 31, 2002 the Company has adopted the new disclosure requirements.

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

     In April of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4,

"Reporting Gains and Losses from the Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB No. 44 "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 is effective in fiscal years beginning after May 15, 2002. The Company will adopt this provision of SFAS No. 145 with fiscal year beginning on January 1, 2003 and anticipates it will reclassify the Company's previously recorded extraordinary loss into continuing operations. All other provisions of SFAS No. 145 are effective for transactions occurring and financial statements issued after May 15, 2002. The Company adopted these provisions effective May 15, 2002, and there was not a financial accounting impact associated with their adoption.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Securities and Exchange Commission requires that registrants include information about the potential effects of changes in interest rates and currency exchange on their financial statements. Refer to the information appearing under the subheading "Market-Sensitive Instruments and Risk Management" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," which information is hereby incorporated by reference into this Item 7A. All statements other than historical information incorporated into this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, the factors discussed in this report. Based on our debt balance as of December 31, 2002, a one point increase or decrease in the variable interest rate for the Tranche A Loan and the Tranche B Loan would result in an increase or decrease in pretax earnings of approximately $1.9 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information as of March 2003 with respect to those individuals who are serving as members of the Board or as executive officers of the Company.

NAME                                     AGE                  POSITION
----                                     ---                  --------
Donald J. Carter, Jr. ................   42    Chairman of the Board and Chief
                                               Executive Officer
Barbara J. Hammond....................   72    Director and Vice Chairman
Christina L. Carter Urschel...........   39    Director, Vice Chairman and National
                                               Spokesperson
Michael D. Lohner.....................   40    President and Chief Operating Officer
Kenneth J. Cichocki...................   49    Sr. Vice President of Finance and
                                               Chief Financial Officer
Nora I. Serrano.......................   37    Sr. Vice President of Sales
Eugenia B. Price......................   37    Sr. Vice President International
Thomas O. Hicks.......................   57    Director
Jack D. Furst.........................   44    Director
Joseph Colonnetta.....................   41    Director
Sheldon I. Stein......................   49    Director
Robert H. Dedman, Jr. ................   45    Director
Gretchen M. Williams..................   46    Director

     Set forth below is a description of the backgrounds of those persons who are serving as members of the Board and as executive officers of the Company. All of the Company's officers are appointed by the Board and serve at its discretion.

     Donald J. Carter, Jr. has served as Chief Executive Officer of the Company since October 1997 and in June 1998 became Chairman of the Board. Since he joined the Company in 1984, Mr. Carter has also served the Company in various executive capacities, including as Executive Vice President of Sales from 1994 to 1997. Mr. Carter is Chairman of the Direct Selling Association ("DSA") and also serves on the Board of Directors of the Direct Selling Educational Foundation. Mr. Carter is the brother of Christina L. Carter Urschel, and the grandson of the Company's founder, Mary Crowley.

     Barbara J. Hammond has served as Vice Chairman of the Company since February 2000 and as of January 1, 2002, is a consultant to the Company and has been a director of the Company since 1970. Ms. Hammond served as President of the Company from 1995 to January 2000. Ms. Hammond has served the Company in various executive capacities from 1986 to 1995, including as National Sales Manager and Executive Vice President of Sales. Ms. Hammond originally joined the Company as a Displayer in 1960, when she was personally trained by Mary Crowley, and rose to become one of the Company's top Displayers and Directors.

     Christina L. Carter Urschel has served the Company as Vice Chairman and National Spokesperson since November 1, 2001, President from February 2000 to November 1, 2001, and has been a Director of the Company since May 1995. Ms. Urschel served as Executive Vice President of the Company from 1997 to January 2000, and as Vice President from 1994 to 1997. Ms. Urschel joined the Company in 1987 and, since that time, has undertaken various sales and marketing responsibilities. As of November 1, 2001, Ms. Urschel serves as the President of the Pocketful of Hope charitable foundation. Ms. Urschel is the sister of Donald J. Carter, Jr., and the granddaughter of the Company's founder, Mary Crowley.

     Michael D. Lohner has served the Company as President and Chief Operating Officer since November 1, 2001, as Executive Vice President and Chief Operating Officer from January 10, 2001 to November 1, 2001, and as Sr. Vice President and Chief Operating Officer from May 24, 2000 to January 10, 2001. Mr. Lohner held various positions, including President and CEO, at Evergreen Alliance Golf Limited from 1991 through 1999. A graduate of Stanford Business School, Mr. Lohner has also worked as a Management Consultant to Bain & Company and has participated in the "Executive in Residence" program of Hicks, Muse, Tate & Furst, Incorporated. Mr. Lohner also serves on the Board of Directors of the DSA and is Chairman of the Industry Research Committee.

     Kenneth J. Cichocki has served the Company as Sr. Vice President of Finance and Chief Financial Officer since November 1, 2001 and as Vice President of Finance and Chief Financial Officer from November 1, 1999 to November 1, 2001. From 1993 to 1999, Mr. Cichocki served as a consultant for the RMP Group, a corporate consulting firm that provided financial and management consulting services. From 1980 to 1992, Mr. Cichocki served Guinness PLC in various capacities, including Chief Financial Officer of one of its divisions. Prior to joining Guinness, Mr. Cichocki served Price Waterhouse LLP from 1975 to 1980 as a Senior Accountant. Mr. Cichocki is a Certified Public Accountant.

     Nora I. Serrano has served the Company as Sr. Vice President of Sales since November 1, 2002. Sr. Vice President of Sales Training and Development since November 1, 2001, as Vice President of Sales Training and Development from November 1, 2000 to November 1, 2001, and as Director of Sales Training and Development from April 25, 2000 to November 1, 2000. Prior to joining the company, Ms. Serrano held various positions in the Direct Selling Industry from 1993 through 2000 as a Sales and Marketing executive.

     Eugenia B. Price has served the Company as Senior Vice President International since May 21, 2002, as Vice President International and New Market Development from October 2000 to April 2002, as Vice President Marketing and International May 1999 to September 2000 and as Vice President International and Strategic Planning January 1999 to April 1999. Prior to joining the Company, Ms. Price held various management positions at Mary Kay Inc. in the International Development and Marketing areas from 1991 through 1998.

     Thomas O. Hicks has been a Director of the Company since June 1998. Mr. Hicks is Chairman of the Board of Hicks, Muse, Tate & Furst Incorporated. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks serves as a Director of Clear Channel Communications, Inc., and is Chairman of Viasystems Group, Inc. Mr. Hicks also serves as a Director of Cooperative Computing Inc., Corpgroup Limited, Digital Latin America, Fox Pan American Sports LLC, MVS Corporation, Pinnacle Foods, Swift & Co., and Yell, Inc. He also serves on the Board of Directors of Crow Family Holdings, as well as the JP Morgan Chase National Advisory Board.

     Jack D. Furst has been a Director of the Company since June 1998. Mr. Furst is a Partner of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas-based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse, LLP. Mr. Furst serves on the Board of Directors of Viasystems Group, Inc., International Wire Holding Company and Cooperative Computing, Inc.

     Joseph Colonnetta has been a Director of the Company since August 1999. Mr. Colonnetta is a Partner of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks Muse, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks Muse from 1995 to 1998. Mr. Colonnetta has served in various Executive Positions of consumer and industrial companies owned by Bass Investment Partners and

Oppenheimer & Company. Mr. Colonnetta is also a Director of Swift & Company, Viasystems Group, Inc., Cooperative Computing, Inc., Grupo Minsa, Safeguard Systems, Zilog and Veltri Automotive, Inc.

     Sheldon I. Stein became a Director in July 1998. Mr. Stein is a Senior Managing Director and oversees the Southwest Region Investment Banking for Bear Stearns. Prior to joining Bear Stearns in 1986, Mr. Stein was a partner in the Dallas law firm of Hughes & Luce, where he specialized in corporate finance and mergers and acquisitions. Mr. Stein serves on the Boards of Directors of several companies including The Men's Wearhouse, Inc. and Fitz and Floyd. He was a Trustee of Brandeis University and currently serves on the Board of Overseers of the Brandeis Graduate School of Economics and Finance.

     Robert H. Dedman, Jr. became a Director of the Company in May 1999. Mr. Dedman is Chairman of the Board and Chief Executive Officer of ClubCorp, Inc. and Chairman of ClubCorp USA, Inc.. Mr. Dedman was Director of Corporate Planning for ClubCorp from 1980 to 1984 and then served as an associate at Salomon Brothers Inc specializing in mergers and acquisitions from 1984 to 1987. In 1987 he returned to ClubCorp as CFO, was named President and Chief Operating Officer in January 1989 and Chairman of the Board in August 2002. Mr. Dedman serves on the Board of Directors of ClubCorp, National Golf Foundation, Southern Methodist University's Dedman School of Law, JPMorgan Chase Dallas Region and the University of Texas at Austin Development Board. He is also an Executive Board Member of Golf 20/20, a National Trustee in the Southwest Region of the Boys and Girls Clubs of America, Trustee of Southwestern Medical Foundation, Dallas Museum of Art and past Chairman of the Texas Business Hall of Fame. Mr. Dedman also Chairs the Southern Methodist University's 21st Century Council.

     Gretchen M. Williams became a Director of the Company in December 1998. Ms. Williams is Co-Chairman of the Board and Co-Chief Executive Officer of Minyard Food Stores, Inc., its divisions Sack 'N Save and Carnival Food Stores and its subsidiary, Minyard Properties. She has been employed by Minyard Food Stores, Inc. since 1978. Ms. Williams also serves as a Director of JP Morgan/Chase Bank of Texas N.A. and Baylor University Medical Center.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned during each of the three years, or as applicable, in the period ended December 31, 2002, to the Chief Executive Officer and the other four most highly compensated executive officers who were serving as executive officers at December 31, 2002 (the "Named Executive Officers").

                                                                ANNUAL COMPENSATION
                                                             --------------------------
                                                                    SALARY      BONUS
NAME AND PRINCIPAL POSITION                                  YEAR     ($)        ($)
---------------------------                                  ----   -------   ---------
Donald J. Carter, Jr. .....................................  2002   500,000   1,193,750
  Chairman of the Board and                                  2001   500,000     575,000
  Chief Executive Officer                                    2000   500,000          --
Michael D. Lohner..........................................  2002   450,000   1,181,168
  President and Chief                                        2001   450,000   1,092,750
  Operating Officer                                          2000   178,891      50,000
Kenneth J. Cichocki........................................  2002   279,167      99,971
  Sr. Vice President of Finance                              2001   275,000     144,875
  and Chief Financial Officer                                2000   254,167      25,000
Nora I. Serrano............................................  2002   250,000      91,064
  Sr. Vice President of Sales                                2001   187,500      64,688
                                                             2000    71,658          --
Eugenia B. Price...........................................  2002   190,625      78,465
  Sr. Vice President International                           2001   146,715      58,064
                                                             2000   164,542          --

SUMMARY OF OPTION GRANTS

     The following table provides certain summary information concerning grants of options to the Named Executive Officers of the Company during the 2002 fiscal year:

                          NUMBER OF     PERCENT OF
                          SECURITIES   TOTAL OPTIONS
                          UNDERLYING    GRANTED TO                                     GRANT DATE
                           OPTIONS     EMPLOYEES IN    EXERCISE PRICE   EXPIRATION    PRESENT VALUE
NAME                      GRANTED(#)    FISCAL YEAR     PER SHARE($)       DATE      PER SHARE($)(1)
----                      ----------   -------------   --------------   ----------   ---------------
Donald J. Carter,
  Jr. ..................         --          --                --             --             --
Michael D. Lohner.......  1,000,000        28.6%           $19.42        9/29/12          $4.39
Kenneth J. Cichocki.....    600,000        17.1%           $19.42        9/29/12          $4.39
Nora I. Serrano.........    500,000        14.3%           $19.42        9/29/12          $4.39
Eugenia B. Price........    500,000        14.3%           $19.42        9/29/12          $4.39

---------------

(1) The grant date present value was determined using the Minimum Value method of option pricing with the following assumptions: dividend yield of zero, risk-free interest rate of 3.12% and expected term of six years.

COMPENSATION OF DIRECTORS

     Persons serving as independent directors on the Board are paid $2,500 per Board meeting, and $750 per Committee Meeting ($250 for telephone participation). The independent directors serving on the Board in 2002 were Sheldon I. Stein, Gretchen M. Williams, Robert H. Dedman, Jr. and Barbara J. Hammond. Mr. Stein and Ms. Williams also serve on the Audit Committee.

     During 2002, Board and Board Committee fees were paid to certain outside Directors in the amount of $33,500 as follows: Mr. Stein received $10,000, Ms. Williams received $10,500, Mr. Dedman received $5,250 and Ms. Hammond received $7,750.

     In addition, the initial independent directors of the Company were given the right to purchase up to $100,000 of common stock and were granted stock options to purchase up to $100,000 of common stock based on the amount of their common-stock investment. On November 15, 2002, Mr. Stein, Ms. Williams, and Mr. Dedman each were granted additional options for 11,375 shares of common stock at an exercise price equal to $19.42 under the 1998 Plan. All such options vest in 20% increments in five equal, consecutive annual installments on each anniversary of the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee is comprised of Donald J. Carter Jr., Thomas O. Hicks, and Jack D. Furst. All decisions regarding compensation of executive officers are made by the Compensation Committee. During fiscal 2002, Mr. Carter also served as an executive officer of the Company. Messrs. Hicks and Furst are also principals of Hicks Muse Partners (as defined below) an entity which receives substantial fees in connection with certain advisory and oversight services to the Company. See "Item 13. Certain Relationships and Related Transactions."

EXECUTIVE EMPLOYMENT AND CONSULTING AGREEMENTS

     On June 4, 1998, following the Recapitalization, the Company entered into an Executive Employment Agreement with Donald J. Carter, Jr. The Company is currently in negotiations with Donald J. Carter Jr. for renewal of his Executive Employment Agreement. Pursuant to the terms of his Executive Employment Agreement, Donald J. Carter, Jr. will be employed as Chairman of the Board and Chief Executive Officer of the Company for five years with a base salary of $500,000 and with total annual compensation (including bonuses) ranging from $500,000 to $1,125,000. The Executive Employment Agreement with Donald J. Carter, Jr., provides for a lump sum severance payment in the event such individual is terminated by the Company without Cause (as defined in such Executive Employment Agreement) or such individual terminates their employment for Good Reason (as defined in such Executive Employment Agreement). Subject to certain exceptions, the amount of such lump sum severance payment equals (i) five times the applicable executive's base salary if such executive is terminated within one year after the Recapitalization or (ii) the greater of (a) the aggregate base salary payable to the executive from the date of termination through the expiration of the remainder of the term of the Executive Employment Agreement and (b) three times the total base salary and annual bonus, if any, received by the executive in the fiscal year preceding the fiscal year in which such executive was terminated. In addition, the executive has agreed pursuant to his Executive Employment Agreement not to compete with the Company during his employment and for a period of three years after termination of such executive's employment for any reason.

     On May 24, 2000, the Company entered into an Employment Agreement with Michael D. Lohner. Mr. Lohner was employed as Senior Vice President and Chief Operating Officer for the Company for one year with a base salary of $295,000 and with total annual compensation (including bonuses) that ranged from $295,000 to $405,625. Effective December 31, 2000, Mr. Lohner's Employment Agreement was amended and restated as President and Chief Operating Officer allowing for a $450,000 base salary and with total compensation (including bonuses) that ranges from $450,000 to $1,868,750. Effective July 30, 2001, the Company entered into a second amended and restated Employee Agreement with Mr. Lohner allowing for an extended employment through December 2004 with the same compensation.

     On November 1, 1999, the Company entered into an Employment Agreement with Kenneth J. Cichocki. Mr. Cichocki was employed as Vice President of Finance and Chief Financial Officer of the Company for one year with a base salary of $250,000 and with total annual compensation (including bonuses) that ranges from $250,000 to $350,000. Effective November 1, 2000, Mr. Cichocki's Employment Agreement was amended and restated allowing for a $275,000 base salary and with total compensation (including bonuses) that ranges from $275,000 to $378,125. As of November 1, 2001, Mr. Cichocki is employed as Senior Vice President of Finance and Chief Financial Officer. Effective November 1, 2002, Mr. Cichocki's Employment Agreement was amended allowing for a $300,000 base salary and with total compensation (including bonuses) that ranges from $300,000 to $412,500. Mr. Cichocki's Employment Agreement may be extended for successive one year periods.

     On November 21, 2001, the Company entered into an Employment Agreement with Nora I. Serrano. Ms. Serrano was employed as Senior Vice President of Sales Training and Development for the Company for one year with a base salary of $250,000 and with total annual compensation (including bonuses) that ranged from $250,000 to $343,750. Effective November 21, 2002, Ms. Serrano's is employed as Senior Vice President of Sales of the Company and her Employment Agreement was amended allowing for a base salary of $275,000 and with total annual compensation (including bonuses) that ranges from $275,000 to $378,125. Ms. Serrano's Employment Agreement may be extended for successive one-year periods.

     On January 1, 2003, the Company entered into an Employment Agreement with Eugenia B. Price. Ms. Price is employed as Senior Vice President International for one year with a base salary of $214,000 and with total annual compensation (including bonuses) that ranges from $214,000 to $294,250. Ms. Price's Employment Agreement may be extended for successive one-year periods.

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

     As of December 31, 2002, options for 1,106,823 of common stock at an exercise price of $18.05451, options for 42,192 shares of common stock at an exercise price of $21.33 and options for 34,125 shares of common stock at an exercise price of $19.42 were issued under the 1998 Plan. In 2002, options for 10,540 shares of common stock were forfeited and no options for shares of common stock were exercised at an exercise price of $18.05451. As of December 31, 2002, options for 350,252 shares of common stock were available for grant under the 1998 Plan. As of December 31, 2002, Donald J. Carter, Jr., Mike Lohner, Ken Cichocki, Nora Serrano and Eugenia Price held options to purchase 338,481, 50,000, 24,916, 10,000 and 9,376 shares of common stock, respectively. Theses options were granted on substantially similar terms, and vest over a five year period, subject to accelerated vesting in full upon a Change of Control (as defined in "Purchase Option," below) or, in respect of any such holder, upon such holder's termination of employment without cause.

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

2002 STOCK OPTION PLAN FOR KEY EMPLOYEES

     The employees eligible for options under the 2002 Stock Option Plan for Key Employees (the "2002 Plan") are those employees who are identified by the Committee as having a direct and significant effect on the performance of the Company or any related entity. A total of 6,000,000 shares of common stock are available for grant under the 2002 Plan with a limitation of no more than 2,000,000 shares allowed to be issued to a single person. Generally, the option period (i.e., the term under which an option is exercisable) may not be more than ten years from the date the option is granted. The Committee will determine, in its discretion, the key employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period and will administer and interpret the 2002 Plan.

     As of December 31, 2002, options for 3,500,000 of common stock at an exercise price of $19.42 had been granted under the 2002 Plan. As of December 31, 2002, options for 2,500,000 shares of common stock were available for grant under the 2002 Plan. As of December 31, 2002, Mike Lohner, Ken Cichocki, Nora Serrano and Eugenia Price held options to purchase 1,000,000, 600,000, 500,000 and 500,000 shares of common stock, respectively. These options were granted on substantially similar terms, and vest over a five-year period, if certain equity value targets are met or upon a Change of Control if certain Change of Control equity values are met (as defined in "Purchase Option," below).

     Although the Committee has full discretion to determine the terms of any option, it is expected that options will generally vest or become exercisable in equal annual installments over a five-year period, subject to the equity value targets being met for such annual periods. All installments that become exercisable will be cumulative and may be exercised at any time after they become exercisable until the expiration of the option period. Both incentive stock options and nonqualified stock options may be granted under the 2002 Plan. Incentive stock options and, unless otherwise specified in the applicable stock option agreements, nonqualified stock options may not be transferred other than by will or by the laws of descent and distribution. The Committee shall have the right, but not the obligation, to accelerate the vesting of any option upon the occurrence of, or the entering into an agreement providing for, a Change of Control.

     Unless terminated sooner in accordance with its terms, the 2002 Plan will terminate on August 14, 2012, and no options may be granted under the 2002 Plan thereafter. The Committee may amend, modify, suspend or terminate the 2002 Plan without the shareholders' approval, except that, without shareholder approval, the Committee will not have the power or authority to increase the number of shares of common stock that may be issued pursuant to the exercise of options under the 2002 Plan, decrease the minimum exercise price of any incentive stock options or modify the requirements relating to eligibility with respect to incentive options or increase the term of the 2002 Plan. The Committee may, however, make appropriate adjustments in the number and/or kind of shares and/or interests subject to an option and the per share price or value thereof to reflect any merger, consolidation, combination, liquidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares or other like change in capital structure of the Company.

PURCHASE OPTION

     Except in the case of options held by Donald J. Carter, Jr., until such time as the Company has consummated an underwritten public offering with the result that the ownership of the then outstanding shares of common stock held by the Hicks Muse Shareholders (as defined below) is less than 10% of the fully-diluted common stock of the Company, the Company shall have the right, but not the obligation, to purchase an optionee's options under the 1998 Plan and the 2002 Plan or any shares of common stock acquired pursuant to the exercise of his or her options in the event of an optionee's termination of employment or the occurrence of a Change of Control. "Change of Control" shall mean, generally,
(a) any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company to an unaffiliated person or entity, (b) a majority of the Board shall consist of individuals other than those nominated by the majority of the Directors then serving on the Board or affiliates of the Hicks Muse Shareholders or (c) the acquisition by any person other than one or more of the Hicks Muse Shareholders of the power to vote or direct the voting of more than 50% of the ordinary voting power for the election of directors of the Company. If the Company exercises its right to purchase any optionee's options or shares of common stock, the purchase price shall be equal to the fair market value (as defined in the 1998 Plan and the 2002 Plan).

STOCK OPTION TRUST

     Effective on June 4, 1998, the Company adopted the Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Unit Directors, Branch Directors, and certain other independent contractors (the "1998 Independent Contractor Plan"). This Plan was put in place in order to afford certain Unit Directors, Branch Directors and other independent contractors an opportunity to acquire a proprietary interest in the Company. Options for a total of 338,481 shares of common stock were available for grant under the 1998 Independent Contractor Plan. As of December 31, 2002, options for 275,338 shares of common stock at an exercise price of $18.05451, and options for 61,074 shares of common stock at an exercise price of $21.33 had been granted to a trustee (the "Trust Options"), to be held in trust (the "Stock Option Trust") for the benefit of such Unit Directors, Branch Directors and other independent contractors. As of December 31, 2002, options for 2,069 shares of common stock were available for grant under the Stock Option Trust. Under the terms of the Stock Option Trust, the Trust Options vest in five equal annual installments from the date of grant or, if earlier, upon the consummation of an underwritten initial public offering of common stock satisfying certain requirements. The Trust Options expire on the tenth anniversary of the date of grant. The Trust Options are not exercisable until the first to occur of the 90th day following the consummation of an underwritten initial public offering of common stock satisfying certain requirements and the eighth anniversary of the consummation of the Recapitalization. At such time as the Trust Options become exercisable, the trust created under the Stock Option Trust will be liquidated and the Trust Options will be distributed to the respective beneficiaries. Under certain circumstances, the Company shall have the right to purchase the Trust Options, or the shares of common stock issuable upon exercise thereof, for the difference between the fair market value of the common stock underlying such Trust Options and the option exercise price thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     For information regarding securities authorized for issuance under equity compensation plans, see Item 5 of this Form 10-K.

     The following table sets forth as of March 14, 2003, certain information regarding the beneficial ownership of the common stock by (i) each person who owns beneficially more than 5% of the issued and outstanding shares of common stock, (ii) each Director of the Company, (iii) each Named Executive Officer and
(iv) all Directors and Named Executive Officers of the Company as a group. The Company believes that each such holder has sole voting and dispositive power over the shares of common stock held, except as otherwise indicated.

                                                              BENEFICIAL OWNERSHIP OF
                                                                    COMMON STOCK
                                                              ------------------------
                                                              AMOUNT AND
                                                              NATURE OF
                                                              BENEFICIAL    PERCENTAGE
                                                              OWNERSHIP      OF CLASS
                                                              ----------    ----------
5% SHAREHOLDERS
Christi L. Carter Urschel...................................     868,983       5.6%
  1649 Frankford Road, W
  Carrollton, Texas 75007
Donald J. Carter............................................     942,151(1)    6.2%
  8024 FM 428
  Denton, Texas 76028
Donald J. Carter, Jr. ......................................   1,091,050       7.0%
  1649 Frankford Road, W
  Carrollton, Texas 75007
Hicks Muse Shareholders.....................................  15,960,714(2)   75.7%
  c/o Hicks, Muse, Tate & Furst Incorporated
  100 Crescent Court, Suite 1600
  Dallas, Texas 75201

                                                              BENEFICIAL OWNERSHIP OF
                                                                    COMMON STOCK
                                                              ------------------------
                                                              AMOUNT AND
                                                              NATURE OF
                                                              BENEFICIAL    PERCENTAGE
                                                              OWNERSHIP      OF CLASS
                                                              ----------    ----------
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Donald J. Carter, Jr. ......................................   1,091,050(3)     7.0%
Barbara J. Hammond..........................................     258,570(4)     1.7%
Christina L. Carter Urschel.................................     868,983(5)     5.6%
Thomas O. Hicks.............................................  15,960,714(2)    75.7%
Michael D. Lohner...........................................     220,000(6)       *
Kenneth J. Cichocki.........................................     131,842(7)       *
Eugenia B. Price............................................     105,626(8)       *
Nora I. Serrano.............................................     103,000(9)       *
Jack D. Furst...............................................          --(10)      --
Joseph Colonnetta...........................................          --         --
Robert H. Dedman, Jr. ......................................       7,841(11)       *
Gretchen M. Williams........................................       4,986(12)       *
Sheldon I. Stein............................................       4,432(13)       *
All directors and named executive officers as a group (13
  persons)..................................................  18,757,044       84.5%

---------------

  *  less than 1%.

 (1) Includes 33,996 shares held by Linda J. Carter, Donald J. Carter's wife. Donald J. Carter disclaims beneficial ownership of all shares held by Linda
     J. Carter.

 (2) Consists of (i) 9,779,081 shares of common stock owned of record by HI Equity Partners, L.P. ("HIEP"), a limited partnership whose sole general partner is TOH Home Interiors LLC ("Home Interiors LLC"), (ii) 55,388 shares of common stock owned of record by HM/SS Investment Partners, L.P., ("HMIP"), a limited partnership whose sole general partner is Home Interiors LLC and (iii) 276,967 shares of common stock owned of record by HM/BST Investment Partners, L.P. ("HM BST"), a limited partnership whose sole general partner is Home Interiors LLC. In addition, the amounts shown also include an aggregate of 5,849,278 shares of common stock issuable upon conversion of (a) 50,900 shares of Senior Preferred Stock (including shares of common stock issuable in respect of accrued and unpaid dividends through December 31, 2002 on such shares of Senior Preferred Stock) beneficially owned by HI Cayman, L.P. ("Cayman LP"), a Cayman Islands exempted limited partnership whose sole general partner is HI Cayman GP, Ltd. ("Cayman GP"), and (b) 45,158.98 shares of Senior Preferred Stock (including shares of common stock issuable in respect of accrued and unpaid dividends through December 31, 2002 on such shares of Senior Preferred Stock) beneficially owned by HI Senior Debt Partners, L.P. ("Debt LP"), a Texas limited partnership whose sole general partner is HI Senior Debt Partners GP, LLC ("Debt GP"). Each share of Senior Preferred Stock is convertible into
     51.49330587 shares of common stock (subject to adjustment, the "Conversion Price"), and all accrued and unpaid dividends on the Senior Preferred Stock as of the date of conversion are convertible into a number of shares of common stock equal to the amount of such accrued and unpaid dividends divided by the Conversion Price, in each case at any time at the holder's election, subject to the satisfaction or waiver of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Thomas O. Hicks is the sole member or sole stockholder, as applicable, and director of Home Interiors LLC, Cayman GP and Debt GP and, accordingly, may be deemed to be the beneficial owner of common stock held by HIEP, HMIP, HM BST, Cayman LP and Debt LP, (collectively, the "Hicks Muse Shareholders"). In addition, Mr. Hicks is an indirect minority limited partner in HIEP. Mr. Hicks disclaims beneficial ownership of common stock owned of record by the Hicks Muse Shareholders.

 (3) Includes 235 shares held by Penni W. Carter, Donald J. Carter, Jr.'s wife, and a total of 422 shares held by Donald J. Carter, Jr. as custodian for his three children. Donald J. Carter, Jr. disclaims beneficial ownership of all shares held by Penni W. Carter. Also includes, 183,620 shares held in the name of DMC Non-Exempt Partnership, LTD and 38,088 shares held in the name of DMC Exempt Partnership, LTD. Donald J. Carter, Jr. is one of four Directors of David and Mary Crowley Corporation, a Texas corporation that is the sole general partner of the DMC Non-Exempt Partnership, LTD and the DMC Exempt Partnership, LTD. Therefore Mr. Carter may be deemed to share voting and dispositive power with the other Directors. Donald J. Carter, Jr. disclaims beneficial ownership of all shares held in the name of the DMC Non-Exempt Partnership, LTD and the DMC Exempt Partnership, LTD. Also includes 270,785 shares of common stock subject to presently exercisable options.

 (4) Consists of 258,570 shares held in the name of Barbara J. Hammond and Howard L. Hammond, Trustees of the Hammond Family Trust.

 (5) Includes 174 shares held by Harold Clifton Urschel, III, Christina L. Carter Urschel's husband, and 124 shares held by Christina L. Carter Urschel as custodian for her child. Christina L. Carter Urschel disclaims beneficial ownership of all shares held by Harold Clifton Urschel, III. Also includes 270,785 shares of common stock subject to presently exercisable options.

 (6) Includes 220,000 shares of common stock subject to presently exercisable options.

 (7) Includes 131,842 shares of common stock subject to presently exercisable options.

 (8) Includes 105,626 shares of common stock subject to presently exercisable options.

 (9) Includes 103,000 shares of common stock subject to presently exercisable options.

(10) Mr. Furst holds indirect minority limited partnership interests in HIEP. Mr. Furst disclaims beneficial ownership of common stock owned of record by HIEP.

(11) Includes 3,153 shares of common stock subject to presently exercisable options.

(12) Includes 2,216 shares of common stock subject to presently exercisable options.

(13) Consists of 4,432 shares of common stock subject to presently exercisable options. Mr. Stein also holds a limited partnership interest in HMIP. Mr. Stein disclaims beneficial ownership of common stock owned of record by HMIP.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of transactions entered into between the Company and certain of its shareholders or affiliates during 2002.

EXECUTIVE EMPLOYMENT AGREEMENT WITH DONALD J. CARTER

     In connection with the Recapitalization, the Company entered into an Executive Employment Agreement with Donald J. Carter, a shareholder who beneficially owns 6.2% of the outstanding common stock of the Company. Under the terms of his Executive Employment Agreement, Donald J. Carter will remain with the Company as Chairman Emeritus but will not work full-time. Donald J. Carter's Executive Employment Agreement provides for an employment term of five years and annual compensation of $200,000, plus reimbursement for certain business-related aviation expenses, and the use of a Company-owned vehicle. Donald J. Carter's Executive Employment Agreement generally requires the Company to pay Mr. Carter's salary throughout the five-year term unless Mr. Carter voluntarily terminates his employment during such term. Donald J. Carter has agreed, pursuant to his Executive Employment Agreement, not to compete with the Company during his employment and for three years thereafter (or, if earlier, until such time as one of Mr. Carter's direct lineal descendants is no longer the Chief Executive Officer of the Company). In 2002, the Company paid Mr. Carter approximately $263,000 pursuant to the terms and conditions of his Executive Employment Agreement. Mr. Carter is the father of Donald J. Carter Jr. and Christi Carter Urschel.

POCKETFUL OF HOPE CHARITIES

     Donald J. Carter, Jr., Mike Lohner, Christi Carter Urschel and Leonard Robertson, the Chief Administrative Officer are officers of Pocketful of Hope Charities, a not-for-profit charity organization. The Company contributed approximately $1.5 million to the organization in 2002.

CERTAIN OTHER TRANSACTIONS

     In connection with the Recapitalization, the Company entered into an agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. The Monitoring and Oversight Agreement makes available to the Company and its management on an ongoing basis the resources of Hicks Muse Partners concerning a wide variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. Pursuant to the Monitoring and Oversight Agreement, the Company will pay Hicks Muse Partners a fee, payable quarterly, for monitoring and oversight services to be provided to the Company. The fee will be adjusted, but not below $1.0 million on January 1 of each calendar year to an amount equal to 1.0% of the consolidated annual budgeted earnings of the Company before interest, taxes, depreciation and amortization, but in no event shall such fee exceed $1.5 million annually. The Company paid Hicks Muse Partners approximately $1.0 million for monitoring and oversight services and reimbursement of general expenses in 2002.

     If the Board requests financial advisory services from Hicks Muse Partners from time to time after the Recapitalization, Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the "transaction value" (as defined in the Financial Advisory Agreement) for each "subsequent transaction" (as defined in the Financial Advisory Agreement) in which the Company is involved. Each of the Monitoring and Oversight Agreement and the Financial Advisory Agreement terminates upon the earlier to occur of (a) the tenth anniversary of its execution, (b) at any time prior to an underwritten initial public offering of common stock pursuant to the Securities Act that meets certain requirements, if Hicks Muse and its affiliates do not beneficially own at least 25% of the then outstanding shares of common stock and Hicks Muse has not designated at least one member of the Board or (c) at any time after such an underwritten initial public offering of common stock, if Hicks Muse and its affiliates do not beneficially own at least 10% of the then outstanding shares of common stock and Hicks Muse has not designated at least one member of the Board. Pursuant to the Financial Advisory Agreement, as of March 14, 2003, the Company paid approximately $1.4 million to Hicks Muse for financial advisory services rendered by Hicks Muse in connection with the Senior Preferred Stock issuance.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

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

     Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

     (1) and (2) Financial Statements and Schedules

          See "Index to Consolidated Financial Statements and Schedules" on page F-1.

     (3) Exhibits

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
 2.1         --  Agreement and Plan of Merger, dated April 13, 1998, merging
                 Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).
 2.2         --  Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).
 3.1         --  Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).
 3.2         --  Bylaws of the Company (incorporated by reference to Exhibit
                 3.2 of the Company's Registration Statement on Form S-4, No.
                 333-62021).

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
 4.1         --  Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust
                 Company of New York (incorporated by reference to Exhibit
                 4.1 of the Company's Registration Statement on Form S-4, No.
                 333-62021).
 4.2         --  First Supplemental Indenture dated as of July 3, 2000 among
                 Home Interiors & Gifts, Inc., Laredo Candle Company, L.L.P.
                 and United States Trust Company of New York (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
 4.3*        --  Second Supplemental Indenture dated as of December 31, 2002 among Home Interiors & Gifts, Inc. , Brenda Buell &
                 Associates, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States
                 Trust Company of New York, as Successor Trustee.
10.1         --  Credit Agreement, dated as of June 4, 1998, among the
                 Company, the Lenders from time to time party thereto, The
                 Chase Manhattan Bank, as syndication agent, National
                 Westminster Bank, PLC, as documentation agent, The
                 Prudential Insurance Company of America, as a co-agent,
                 Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                 co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of
                 the Company's Registration Statement on Form S-4, No.
                 333-62021).
10.1.1       --  First Amendment to Credit Agreement, dated as of December
                 18, 1998, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication
                 agent, National Westminster Bank, PLC, as documentation
                 agent, The Prudential Insurance Company of America, as a
                 co-agent, Societe Generale, as a co-agent, Citicorp USA,
                 Inc., as a co-agent, and Nationsbank, N.A., as
                 administrative agent for the Lenders (incorporated by
                 reference to Exhibit 10.1.1 of the Company's Annual Report
10.1.2       --  on Form 10-K, No. 333-62021, filed March 16, 1999). Second
                 Amendment to Credit Agreement, dated as of March 12, 1999, among the Company, the Lenders from time to time party
                 thereto, The Chase Manhattan Bank, as syndication agent,
                 National Westminster Bank, PLC, as documentation agent, The
                 Prudential Insurance Company of America, as a co-agent,
                 Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                 co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1.2 of the Company's Annual Report on Form 10-K, No. 333-62021,
                 filed March 16, 1999).
10.1.3       --  Third Amendment to Credit Agreement, dated as of November
                 19, 1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication
                 agent, National Westminster Bank, PLC, as documentation
                 agent, The Prudential Insurance Company of America, as a
                 co-agent, Societe Generale, as a co-agent, Citicorp USA,
                 Inc., as a co-agent, and Nationsbank, N.A., as
                 administrative agent for the Lenders(incorporated by
                 reference to Exhibit 10.1.3 of the Company's Annual Report on Form 10-K, No. 333-65201, filed March 14, 2000).
10.1.4       --  Fourth Amendment to Credit Agreement dated as of July 26,
                 2000, but effective as of July 3, 2000, among the Company, the various lenders that are parties thereto, The Chase
                 Manhattan Bank, as syndication agent, National Westminster
                 Bank PLC, as documentation agent, The Prudential Insurance
                 Company of America, Societe Generale, and Citicorp USA,
                 Inc., as co-agents, and Bank of America, N.A., as
                 administrative agent (incorporated by reference to Exhibit
                 10.1 of the Company's Quarterly Report on Form 10-Q, No.
                 333-62021, filed August 14, 2000).
10.1.5       --  Fifth Amendment to Credit Agreement dated as of March 30,
                 2001, among the Company, the various lenders that are
                 parties thereto, The Chase Manhattan Bank, as syndication
                 agent, National Westminster Bank, PLC, as documentation
                 agent, The Prudential Insurance Company of America, as a
                 co-agent, Societe Generale, as a co-agent, Citicorp USA,
                 Inc. as a co-agent and Bank of America, N.A., formerly known as NationsBank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1.5 of the Company's Annual
                 Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.1.6       --  Amended and Restated Credit Agreement dated as of June 30,
                 2001, by and among the Company, Bank of America, N.A., The
                 Chase Manhattan Bank, Citicorp USA, Inc., Societe General
                 and the lenders named thereto (incorporated by reference to
                 Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q,
                 No. 333-62021, filed August 9, 2001).

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.1.7       --  First Amendment to the Amended and Restated Credit Agreement
                 dated as of June 30, 2001 by and among the Company, Bank of
                 America N.A., The Chase Manhattan Bank, Citicorp USA, Inc.,
                 Societe General and the lenders named thereto (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, No. 333-62021, filed on August 1, 2002).
10.2         --  Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc.,
                 Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco
                 de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners,
                 L.P. (incorporated by reference to Exhibit 10.2 of the
                 Company's Registration Statement on Form S-4, No.
                 333-62021).
10.2.1       --  First Amendment to Financial Advisory Agreement dated as of
                 March 30, 2001, between the Company, Dallas Woodcraft, Inc,
                 GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring
                 Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and
                 Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2.1 of the Company's Annual Report on Form
                 10-K, No. 333-62021, filed April 4, 2001).
10.3         --  Monitoring and Oversight Agreement, dated June 4, 1998 between the Company, Dallas Woodcraft, Inc., GIA, Inc.,
                 Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents,
                 Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co.
                 Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4, No.
                 333-62021).
10.3.1       --  First Amendment to Monitoring and Oversight Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft,
                 Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring
                 Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and
                 Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3.1 of the Company's Annual Report on Form
                 10-K, No. 333-62021, filed April 4, 2001).
10.4         --  Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key
                 Employees, dated June 4, 1998 (incorporated by reference to
                 Exhibit 10.5 of the Company's Annual Report on Form 10-K,
                 No. 333-62021, filed March 16, 1999).
10.5         --  Executive Employment Agreement, dated June 4, 1998, between the Company and Donald J. Carter (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on
                 Form S-4, No. 333-62021).
10.6         --  Amendment to Executive Employment Agreement, dated December
                 13, 2000, between Barbara J. Hammond and the Company
                 (incorporated by reference to Exhibit 10.29.3 of the
                 Company's Annual Report on Form 10-K, No. 333-62021 filed
                 April 4, 2001).
10.7         --  Executive Employment Agreement, dated June 4, 1998, between the Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).
10.7.1       --  Second Amended and Restated Employment Agreement, dated
                 December 36, 2001 between Christina L. Carter Urschel and
                 the Company. (incorporated by reference to Exhibit 10.7.1 of the Company's Annual Report on Form 10-K, No. 333-62021
                 filed March 26, 2002.)
10.8         --  Home Interiors & Gifts, Inc., 1998 Stock Option Plan for
                 Unit Directors, Branch Directors and Certain Other
                 Independent Contractors (incorporated by reference to
                 Exhibit 10.10 of the Company's Registration Statement on
                 Form S-4, No. 333-62021).
10.9         --  Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated
                 June 4, 1998 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, No.
                 333-62021).
10.10        --  Agreement, dated February 26, 1997, by and between the
                 Company and Distribution Architects International, Inc.
                 (incorporated by reference to Exhibit 10.12 of the Company's
                 Registration Statement on Form S-4, No. 333-62021).
10.11        --  ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.12        --  Shareholders Agreement, as of June 4, 1998 between the
                 Company, Adkins Family Partnership, LTD., M. Douglas Adkins,
                 Estate of Fern Ardinger, Ardinger Family Partnership, LTD.,
                 Donald J. Carter, Jr., Linda J. Carter, Ronald Lee Carter,
                 Donald J. Carter, William J. Hendrix, as Independent Special
                 Trustee of the Carter 1997 Charitable Remainder Unit Trust,
                 Howard L. Hammond and Barbara J. Hammond, Trustees of the
                 Hammond Family Trust and Christina Carter Urschel
                 (incorporated by reference to Exhibit 10.14 of the Company's
                 Registration Statement on Form S-4, No. 333-62021).
10.13        --  Consulting Services Agreement dated as of June 3, 1999, between the Company and Tompkins Associates Incorporated
                 (incorporated by reference to Exhibit 10.1 of the Company's
                 Quarterly Report on Form 10-Q, No. 333-62021, filed on
                 August 13, 1999).
10.13.1      --  First Amendment to Consulting Services Agreement dated
                 September 2000, between the Company and Tompkins Associates
                 Incorporated. (incorporated by reference to Exhibit 10.16.1 of the Company's Annual Report on Form 10-K, No. 333-62021,
                 filed April 4, 2001).
10.14        --  Granite Tower at the Centre Office Lease dated August 17,
                 1999, between 520 Partners, Ltd. and the Company
                 (incorporated by reference to Exhibit 10.22 of the Company's
                 Annual Report on Form 10-K, No. 333-62021, filed March 14,
                 2000).
10.15        --  Amended and Restated Employment Agreement, dated November
                 10, 2000, between Kenneth J. Cichocki and the Company.
                 (incorporated by reference to Exhibit 10.27.1 of the
                 Company's Annual Report on Form 10-K, No. 333-62021, filed
                 April 4, 2001).
10.15.1      --  Second Amended and Restated Employment Agreement, dated
                 November 1, 2001, between Kenneth J. Cichocki and the
                 Company. (incorporated by reference to Exhibit 10.15.1 of
                 the Company's Annual Report on Form 10-K, No. 333-62021,
                 filed March 26, 2002.)
10.15.2*     --  Amendment to Second Amended and Restated Employment
                 Agreement between Kenneth J. Cichocki and the Company,
                 entered into as of November 15, 2002 and effective as of
                 November 1, 2002.
10.16        --  Employment Agreement, dated May 24, 2000, between Michael D.
                 Lohner and the Company (incorporated by reference to Exhibit
                 10.5 of the Company's Quarterly Report on Form 10-Q, No.
                 333-62021, filed on August 14, 2000).
10.16.1      --  Amended and Restated Employment Agreement, dated December
                 31, 2000, between Michael D. Lohner and the Company.
                 (incorporated by reference to Exhibit 10.28.1 of the
                 Company's Annual Report on Form 10-K, No. 333-62021, filed
                 April 4, 2001).
10.16.2      --  Second Amended and Restated Employment Agreement, dated July
                 30, 2001, between Michael D. Lohner and the Company.
                 (incorporated by reference to Exhibit 10.1 of the Company's
                 Quarterly Reporting Form 10-Q, No. 333-62021 filed on
                 November 9, 2001.)
10.17        --  Lease Schedule No. 1000101377, dated May 5, 2000, between the Company and Banc One Leasing Corporation. (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K, No. 333-62021 filed on March 14, 2000.)
10.18        --  Vectrix Customer Agreement, dated July 21, 2000, executed by
                 Vectrix Business Solutions, Inc. and the Company
                 (incorporated by reference to Exhibit 10.7 of the Company's
                 Quarterly Report on Form 10-Q, No. 333-62021, filed on
                 November 10, 2000).
10.19        --  Industrial Lease dated August 10, 2000 between Parker
                 Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for
                 building and facilities located in Coppell, Texas)
                 (incorporated by reference to Exhibit 10.8 of the Company's
                 Quarterly Report on Form 10-Q, No. 333-62021, filed on
                 August 14, 2000).
10.20        --  Master Lease Agreement dated as of December 30, 1999 between
                 Bank One Leasing Corporation and Home Interiors & Gifts,
                 Inc. (incorporated by reference to Exhibit 10.9 of the
                 Company's Quarterly Report on Form 10-Q, No. 333-62021,
                 filed on August 14, 2000).
10.21        --  Employment Agreement, dated November 1, 2001, between Nora
                 Serrano and the Company. (incorporated by reference to
                 Exhibit 10.21 of the Company's Annual Report on Form 10-K,
                 No. 333-62021, filed March 26, 2002.)

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.21.1*     --  Amendment to Employment Agreement between the Company and
                 Nora Serrano, entered into as of December 12, 2002 and
                 effective as of November 1, 2002.
10.22        --  Commercial lease dated May 21, 2002, between H.T. Ardinger &
                 Son, co. and the Company (for building and facilities
                 located in Carrollton, Texas). (incorporated by reference to
                 Exhibit 10.1 of the Company's Quarterly Reporting Form 10-Q,
                 No. 333-62021, filed August 13, 2002.)
10.23        --  Lease Agreement dated April 10, 2002, between GSG, S.A. de
                 S.V. and Home Interiors de Mexico S. de R.L. de C.V. (for
                 building and facilities located in San Nicolas de Los Garza,
                 Mexico.) (incorporated by reference to Exhibit 10.2 of the
                 Company's Quarterly Reporting Form 10-Q, No. 333-62021 filed
                 August 13, 2002.)
10.24        --  Consulting Agreement dated July 15, 2002, between PWC
                 Consulting and the Company. (incorporated by reference to
                 Exhibit 10.3 of the Company's Quarterly Reporting Form 10-Q,
                 No. 333-62021 filed August 13, 2002.)
10.25        --  Multi-Tenant Industrial Net Lease dated July 29, 2002, between CalWest Industrial Holdings Texas, L.P. and the
                 Company. (incorporated by reference to Exhibit 10.4 of the
                 Company's Quarterly Reporting Form 10-Q, No. 333-62021 filed
                 August 13, 2002.)
10.26        --  Home Interiors & Gifts, Inc. 2002 Stock Option Plan for Key
                 Employees dated August 14, 2002. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Reporting Form
                 10-Q, No. 333-62021 filed November 12, 2002.)
10.27        --  Home Interiors & Gifts, Inc. 2002 Form of Tier 1 Option
                 Agreement. (incorporated by reference to Exhibit 10.2 of the
                 Company's Quarterly Reporting Form 10-Q, No. 333-62021 filed
                 November 12, 2002.)
10.28        --  Home Interiors & Gifts, Inc. 2002 Form of Tier 2 Option
                 Agreement. (incorporated by reference to Exhibit 10.3 of the
                 Company's Quarterly Reporting Form 10-Q, No. 333-62021 filed
                 November 12, 2002.)
10.29        --  Industrial real estate lease dated September 13, 2002
                 between Argent Frankford, L.P. and the Company.
                 (incorporated by reference to Exhibit 10.4 of the Company's
                 Quarterly Reporting Form 10-Q, No. 333-62021 filed November
                 12, 2002.)
10.30        --  Commercial lease dated August 15, 2002 between H.T. Ardinger
                 & Son, co. and the Company (for building and facilities
                 located in Carrollton, Texas.) (incorporated by reference to
                 Exhibit 10.5 of the Company's Quarterly Reporting Form 10-Q,
                 No. 333-62021 filed November 12, 2002.)
10.31*       --  Employment Agreement, dated January 1, 2003, between Eugenia
                 Price and the Company.
10.32*       --  Stock Purchase Agreement dated December 31, 2002 among
                 Brenda Buell & Associates, Inc., Brenda Buell, and the
                 Company.
10.33*       --  Asset Purchase Agreement dated January 25, 2003 among Tempus
                 Corporation, S.A. de C.V., Miguel Angel Pachur Salgado,
                 Oscar Guadalupe de Leon Ulloa and HI Metals, S.A. de C.V.
10.34*       --  Intangible Asset Purchase Agreement dated January 25, 2003 between Miguel Angel Pachur Salgado and Oscar Guadalupe de
                 Leon Ulloa and the Company.
10.35*       --  Asset Purchase Agreement dated January 24, 2003 among
                 Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora
                 Produr, S.A. de C.V., Industrias Tromex Corporation, S.A. de
                 C.V., and HI Ceramics, S.A. de C.V.
21.1*        --  Subsidiaries of the Company.
99.1*        --  Certification of Chief Executive Officer of the Company.
99.2*        --  Certification of Chief Financial Officer of the Company.

---------------

 * Filed herewith.

     (b) Reports on Form 8-K:

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

Date: March 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

      /s/ DONALD J. CARTER, JR.           Chairman of the Board and Chief     March 14, 2003
--------------------------------------      Executive Officer (principal
        Donald J. Carter, Jr.                    executive officer)


        /s/ BARBARA J. HAMMOND               Director and Vice Chairman       March 14, 2003
--------------------------------------
          Barbara J. Hammond


   /s/ CHRISTINA L. CARTER URSCHEL           Director and Vice Chairman       March 14, 2003
--------------------------------------
     Christina L. Carter Urschel


       /s/ KENNETH J. CICHOCKI           Sr. Vice President of Finance and    March 14, 2003
--------------------------------------   Chief Financial Officer (principal
         Kenneth J. Cichocki             financial and accounting officer)


         /s/ THOMAS O. HICKS                          Director                March 14, 2003
--------------------------------------
           Thomas O. Hicks


          /s/ JACK D. FURST                           Director                March 14, 2003
--------------------------------------
            Jack D. Furst


        /s/ JOSEPH COLONNETTA                         Director                March 14, 2003
--------------------------------------
          Joseph Colonnetta


         /s/ SHELDON I. STEIN                         Director                March 14, 2003
--------------------------------------
           Sheldon I. Stein


       /s/ GRETCHEN M. WILLIAMS                       Director                March 14, 2003
--------------------------------------
         Gretchen M. Williams


      /s/ ROBERT H. DEDMAN, JR.                       Director                March 14, 2003
--------------------------------------
        Robert H. Dedman, Jr.

                                 CERTIFICATIONS

I, Donald J. Carter, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Home Interiors & Gifts, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ DONALD J. CARTER, JR.
                                          --------------------------------------
                                                  Donald J. Carter, Jr.
                                           Chairman and Chief Executive Officer

Date: March 14, 2003

                                 CERTIFICATIONS

I, Kenneth J. Cichocki, certify that:

     7. I have reviewed this annual report on Form 10-K of Home Interiors & Gifts, Inc.;

     8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     12. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ KENNETH J. CICHOCKI
                                          --------------------------------------
                                                   Kenneth J. Cichocki
                                                 Chief Financial Officer

Date: March 14, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

     No annual report or proxy material has been or will be sent to security holders of the Registrant.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................   F-3
Consolidated Statements of Operations and Comprehensive
  Income for the years ended December 31, 2000, 2001 and
  2002......................................................   F-4
Consolidated Statements of Shareholders' Deficit for the
  years ended December 31, 2000, 2001 and 2002..............   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II Valuation and Qualifying Accounts...............  F-36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Home Interiors & Gifts, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' deficit and cash flows present fairly, in all material respects, the financial position of Home Interiors & Gifts, Inc. and Subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 13, 2003

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2002

                                                                2001        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE INFORMATION)
                                      ASSETS
Current assets:
  Cash......................................................  $  13,712   $  64,116
  Accounts receivable, net..................................     11,703      13,581
  Inventories, net..........................................     40,452      55,209
  Deferred income tax.......................................      6,540       8,399
  Other current assets......................................      1,096       2,297
                                                              ---------   ---------
          Total current assets..............................     73,503     143,602
Property, plant and equipment, net..........................     65,164      69,482
Debt issuance costs, net....................................     10,048       5,067
Goodwill....................................................      5,540      11,126
Other assets, net...........................................        293         850
                                                              ---------   ---------
          Total assets......................................  $ 154,548   $ 230,127
                                                              =========   =========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  25,672   $  31,823
  Accrued seminars and incentive awards.....................     19,126      21,957
  Royalties payable.........................................      7,790      13,264
  Accrued compensation......................................      6,598       6,419
  Income taxes payable......................................      2,770          --
  Current portion of related party note payable.............         --         663
  Current maturities of long-term debt and capital lease
     obligations............................................     15,031      21,017
  Other current liabilities.................................     15,292      16,372
                                                              ---------   ---------
          Total current liabilities.........................     92,279     111,515
Long-term related party note payable........................         --       1,362
Long-term debt and capital lease obligations, net of current
  maturities................................................    302,811     321,874
Non-current deferred income tax liability...................      2,577       3,354
Other liabilities...........................................     19,894      19,723
                                                              ---------   ---------
          Total liabilities.................................    417,561     457,828
                                                              ---------   ---------
Commitments and contingencies (see Note 15)
Shareholders' deficit:
  Preferred stock, par value $0.01 per share 10,000,000
     shares authorized 96,058.98 shares designated as
     cumulative 12.5% Senior Convertible Preferred Stock at
     a liquidation value of $1,000 per share, 96,058.98
     shares issued and outstanding..........................     95,637      94,196
  Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,240,218 shares issued and outstanding...      1,524       1,524
  Additional paid-in capital................................    179,562     180,829
  Accumulated deficit.......................................   (539,379)   (503,731)
  Other.....................................................       (357)       (519)
                                                              ---------   ---------
          Total shareholders' deficit.......................   (263,013)   (227,701)
                                                              ---------   ---------
          Total liabilities and shareholders' deficit.......  $ 154,548   $ 230,127
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $460,440   $461,693   $574,499
Cost of goods sold..........................................   223,514    200,893    251,748
                                                              --------   --------   --------
Gross profit................................................   236,926    260,800    322,751
Selling, general and administrative:
  Selling...................................................    82,285     86,477    104,704
  Freight, warehouse and distribution.......................    44,896     49,552     64,507
  General and administrative................................    48,867     57,176     60,671
  Loss (gain) on disposition of assets......................    (2,738)       495       (361)
  Stock option expense (credit).............................      (351)       (62)     1,267
  Homco restructuring.......................................     1,027         --         --
  Redundant warehouse and distribution......................     6,089      1,197         --
                                                              --------   --------   --------
     Total selling, general and administrative..............   180,075    194,835    230,788
                                                              --------   --------   --------
Operating income............................................    56,851     65,965     91,963
Other income (expense):
  Interest income...........................................     2,208      1,017        472
  Interest expense..........................................   (45,496)   (37,982)   (27,493)
  Other income (expense), net...............................     2,116        431     (1,443)
                                                              --------   --------   --------
     Other income (expense), net............................   (41,172)   (36,534)   (28,464)
                                                              --------   --------   --------
Income before income taxes and extraordinary loss...........    15,679     29,431     63,499
Provision for income taxes..................................     5,892     10,671     23,323
                                                              --------   --------   --------
Income before extraordinary loss............................     9,787     18,760     40,176
Extraordinary loss due to debt restructure, net (see Note
  10).......................................................        --     15,200      4,528
                                                              --------   --------   --------
Net income..................................................     9,787      3,560     35,648
Other comprehensive loss:
  Cumulative translation adjustment.........................       361         37        162
                                                              --------   --------   --------
     Other comprehensive loss...............................       361         37        162
                                                              --------   --------   --------
Comprehensive income........................................  $  9,426   $  3,523   $ 35,486
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                                ADDITIONAL
                                  PREFERRED   PREFERRED     COMMON     COMMON    PAID-IN     ACCUMULATED
                                   SHARES       STOCK       SHARES     STOCK     CAPITAL       DEFICIT     OTHER     TOTAL
                                  ---------   ---------   ----------   ------   ----------   -----------   -----   ---------
                                                           (IN THOUSANDS, EXCEPT SHARE INFORMATION)
Balance, December 31, 1999......         --    $    --    15,240,218   $1,524    $179,975     $(552,726)   $  41   $(371,186)
  Net income....................                                                                  9,787                9,787
  Cumulative translation
    adjustment..................                                                                            (361)       (361)
  Stock option credit...........                                                     (351)                              (351)
                                  ---------    -------    ----------   ------    --------     ---------    -----   ---------
Balance, December 31, 2000......         --         --    15,240,218   1,524      179,624      (542,939)    (320)   (362,111)
  Net income....................                                                                  3,560                3,560
  Issuance of preferred stock...  96,058.98     95,637                                                                95,637
  Cumulative translation
    adjustment..................                                                                             (37)        (37)
  Unrealized gains on derivative
    swaps at adoption of SFAS
    No. 133.....................                                                                             456         456
  Amortization to earnings of
    unrealized gain on
    derivative swap.............                                                                            (456)       (456)
  Stock option credit...........                                                      (62)                               (62)
                                  ---------    -------    ----------   ------    --------     ---------    -----   ---------
Balance, December 31, 2001......  96,058.98     95,637    15,240,218   1,524      179,562      (539,379)    (357)   (263,013)
  Net income....................                                                                 35,648               35,648
  Preferred stock issuance
    costs.......................                (1,441)                                                               (1,441)
  Cumulative translation
    adjustment..................                                                                            (162)       (162)
  Stock option expense..........                                                    1,267                              1,267
                                  ---------    -------    ----------   ------    --------     ---------    -----   ---------
Balance, December 31, 2002......  96,058.98    $94,196    15,240,218   $1,524    $180,829     $(503,731)   $(519)  $(227,701)
                                  =========    =======    ==========   ======    ========     =========    =====   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net income..................................................  $  9,787   $  3,560   $ 35,648
                                                              --------   --------   --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Extraordinary loss, net...................................        --     15,200      4,528
  Depreciation and amortization.............................     8,837      9,762     11,715
  Amortization of debt issuance costs and other.............     2,942      2,473      1,953
  Provision for doubtful accounts...........................     2,801      2,254      2,370
  Provision for losses on inventories.......................     5,256      2,803      6,720
  Loss (gain) on disposition of assets......................    (2,738)       495       (361)
  Stock option expense (credit).............................      (351)       (62)     1,267
  Realized gains on investments.............................      (345)        --         --
  Equity in earnings of an affiliate........................       (35)        --         --
  Deferred tax expense (benefit)............................    (2,102)      (569)     1,622
  Minority interest.........................................        92         --         --
  Changes in assets and liabilities:
    Accounts receivable.....................................     1,465     (4,349)    (3,290)
    Inventories.............................................     9,965    (15,762)   (21,386)
    Other current assets....................................     2,474      1,166     (1,201)
    Other assets............................................       (60)      (205)      (350)
    Accounts payable........................................    (3,293)     7,979        110
    Income taxes payable....................................    (1,598)     1,510     (2,770)
    Other accrued liabilities...............................    (5,096)    14,040      7,648
                                                              --------   --------   --------
      Total adjustments.....................................    18,214     36,735      8,575
                                                              --------   --------   --------
      Net cash provided by operating activities.............    28,001     40,295     44,223
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from the sale of investment......................     2,000         --         --
  Purchases of property, plant and equipment................   (34,135)   (15,088)   (14,168)
  Payment for acquisition, net..............................        --         --       (192)
  Purchase of minority interest.............................    (7,800)        --         --
  Other.....................................................        --         --        (10)
  Payments received on note receivable......................       211         --         --
  Proceeds from the sale of property, plant and equipment...     5,409        250        574
  Decrease in restricted cash...............................    13,690         --         --
                                                              --------   --------   --------
      Net cash used in investing activities.................   (20,625)   (14,838)   (13,796)
                                                              --------   --------   --------
Cash flows from financing activities:
  Capital contribution from minority owner of subsidiary....       642         --         --
  Proceeds from borrowings under revolving loan facility....    50,000     14,000         --
  Payments under revolving loan facility....................   (20,000)   (44,000)        --
  Payments under capital lease obligations..................      (719)    (1,324)    (1,531)
  Proceeds from issuance of preferred stock.................        --        231         --
  Proceeds from borrowings under Senior Credit Facility.....                          35,000
  Payments under Senior Credit Facility.....................   (27,178)   (20,339)    (9,170)
  Debt issuance costs.......................................      (446)    (1,574)    (4,160)
  Preferred stock issuance costs............................        --       (422)        --
                                                              --------   --------   --------
      Net cash provided by (used in) financing activities...     2,299    (53,428)    20,139
                                                              --------   --------   --------
Effect of cumulative translation adjustment.................      (361)       (37)      (162)
                                                              --------   --------   --------
Net increase (decrease) in cash.............................     9,314    (28,008)    50,404
Cash at beginning of year...................................    32,406     41,720     13,712
                                                              --------   --------   --------
Cash at end of year.........................................  $ 41,720   $ 13,712   $ 64,116
                                                              ========   ========   ========
Supplemental disclosures:
  Cash payments during the period for:
    Income taxes paid.......................................  $  9,666   $ 10,692   $ 25,048
    Interest paid...........................................    42,322     36,495     25,406
  Non-cash investing and financing activities:
    Execution of capital leases for the purchase of
     equipment, furniture, and fixtures.....................     7,684         --         --
    Debt converted into preferred stock.....................        --     95,828         --
    Converted Tranche A Loan to Tranche B Loan in connection
     with Debt Restructure..................................        --     44,897     31,000
    Execution of note payable for acquisition...............        --         --      2,025

  The accompanying notes are an integral part of these consolidated financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BACKGROUND

     Home Interiors & Gifts, Inc. (the "Company") is a Dallas-based Texas corporation and a fully-integrated manufacturer and distribution company. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's products include framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral displays, wall shelves and sconces (the "Products"). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives ("Displayers") who resell the Products primarily through the "party-plan" method to conduct in-home presentations ("Shows") for potential customers. The Company has approximately 82,000 active Displayers located in the United States, Mexico, Canada and Puerto Rico. The Company also sells Products to customers outside of its direct selling channel.

     Since its inception in 1957, the Company has sold a coordinated line of Products to Displayers, a group of individuals (a majority of which are women) who operate their own businesses by purchasing the Products from the Company and reselling them to customers. The Company continues to stress the importance and dignity of women, a philosophy adopted by its founder, Mary Crowley. This philosophy remains deeply imbedded in the Company's training, recruiting, motivating and selling strategies. The Company believes that this philosophy has contributed to its ability to attract and retain loyal Displayers and to distinguish its Products in the marketplace. The Company also believes that by providing its Displayers with the appropriate support and encouragement, they can achieve personally satisfying and financially rewarding careers by enhancing the home environments of their customers.

     A majority of the Company's outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm ("Hicks Muse").

     The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. Approximately 48% of the dollar volume of Products purchased by the Company in 2002 was purchased from, and manufactured by, the Company's subsidiaries and sold through the direct selling channel. In addition to the products sold to the Company for the direct selling channel, the subsidiaries have a growing presence in the outside sales market. In 2002, outside sales comprised $9.1 million or 6.3% of total manufacturing sales compared to $1.6 million or 1.4% of total manufacturing sales in 2001.

     North America is the Company's primary market. Sales in the United States accounted for approximately 93% of net sales in 2002. Subsidiaries and divisions of the Company in Mexico, Canada and Puerto Rico accounted for the remaining 7% of net sales in 2002.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

FINANCIAL INSTRUMENTS

     The Company considers all liquid interest-bearing instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents at financial

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES institutions in excess of federally insured limits. There were no cash equivalents at December 31, 2001 and 2002.

     The Company has historically used interest rate swap agreements to limit the effect of changes in interest rates on its variable rate long-term borrowings. Periodic amounts paid or received under the swap agreements are recorded as part of interest expense. The swaps have historically contained option provisions, which are separately valued and adjusted to market quarterly. Any resulting gain or loss is included in other income (expense). There were no outstanding interest rate swaps at December 31, 2001 and 2002.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the declining balance and straight-line methods over estimated useful lives. Major expenditures for property, plant, equipment, and those which substantially increase useful lives are capitalized. Direct costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is placed in service. Software training costs, data conversion costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in operating income.

GOODWILL

     Effective January 1, 2002, the Company ceased amortizing goodwill as a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). An annual goodwill impairment test is performed during the fourth quarter of each year to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. The fair market value of each reporting unit is based upon management's estimates of the present value of future cash flows. Any losses resulting from an impairment test are reflected in operating income in the Statement of Operations. As of December 31, 2002, goodwill is not impaired.

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

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

REVENUE RECOGNITION

     As a result of adopting Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective January 1, 2000, revenue from product sales is recognized upon receipt of shipment by the Displayers. Revenue from the sale of manufactured products to the outside sales market is recognized when the products are picked up by the customer's common carrier at the manufacturing plants. Prior to the adoption of SAB 101, revenue was recognized when products were shipped. Provisions for discounts, returns, and other adjustments are provided for in the same period the related sales are recorded. Deferred revenue is recorded to the extent that shipments have not been received by Displayers by period end.

     There was no cumulative effect adjustment upon adoption of SAB 101 as the Company had historically ceased shipping product to Displayers during the latter part of December. The quarters for 2000 have been restated for the effects of SAB 101 (Note 18).

SHIPPING AND HANDLING

     The Company absorbs the majority of the costs associated with shipping and handling; however, the Company does charge for shipping and handling when orders do not meet the certain pre-set minimum order sizes. This revenue is immaterial and has been offset by the shipping and handling costs. The net costs associated with shipping and handling are reflected in freight, warehouse, and distribution in the consolidated statements of operations and comprehensive income and were $26.0 million, $30.4 million, and $36.8 million for 2000, 2001, and 2002, respectively.

FOREIGN CURRENCY TRANSLATION

     The balance sheet accounts of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rate. Revenues and expenses are translated at the weighted average exchange rate for each period. Translation gains and losses are included in shareholders' deficit. The total amount of translation gains (losses) included in Other Income (Expense) totaled $115,000 and ($340,000) for 2001 and 2002, respectively. There were no translation gains or losses in 2000.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair market value due to their short maturities. The carrying amounts of variable rate long-term debt also approximate fair market value as their interest rates are based on current interest rates. The Notes had a carrying value of $149.1 million as of December 31, 2001 and 2002. The Notes had a fair value of approximately $113.3 million as of December 31, 2001 and $138.7 million as of December 31, 2002 based upon quoted market prices.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

BENEFIT PLANS

EMPLOYEE BENEFIT PLANS

     The Company's 401(k) plan covers all full-time employees who have at least six months of service and are age 18 or older. Beginning in 1999, the 401(k) plan generally allows employees to contribute up to 16% of their base salary in various investment alternatives and provides for Company matching contributions of up to 4%. The Company's matching contributions totaled $752,000, $803,000, and $1.0 million in 2000, 2001, and 2002, respectively. Additionally, the Board may make discretionary contributions to the 401(k) plan at any time. The Board approved discretionary contributions of $1.0 million for 2000 and $1.5 million for 2001 and 2002.

STOCK-BASED COMPENSATION PLANS

     The Company has adopted several stock option plans. For Displayers and independent contractors the Company has adopted the "Independent Contractor Stock Option Plan". For key employees, the Company has adopted the "1998 Key Employee Stock Option Plan" and the "2002 Key Employee Stock Option Plan". Key information regarding the Company's stock-based compensation plans is summarized below.

     INDEPENDENT CONTRACTOR STOCK OPTION PLAN

     In connection with the Independent Contractor Stock Option Plan, the Company sponsors a trust (the "Stock Option Trust") for the purpose of holding and distributing stock options granted. Under the Stock Option Trust, the Company is authorized to issue shares of common stock granted in the form of non-qualified stock options. These options may be granted to certain Displayers and other independent contractors (the "Non-Employees"). Options granted vest ratably over five years, have a ten year term and vesting is accelerated if an initial public offering were to occur. There are 338,481 shares of common stock available for grant under this plan. The Company accounts for options issued under the Independent Contractor Stock Option Plan and Stock Option Trust in accordance with Statement of Accounting Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing method with valuation assumptions for expected term, expected dividend yield, and risk-free interest rate. An expected volatility factor is also used in the Black-Scholes option-pricing model. The weighted-average fair value of these stock options granted in 1999, 2000, and 2001 were $9.92, $9.27, and $5.43, respectively. The Company granted no stock options to Non-Employees during 2002. Compensation expense (credit) recognized totaled ($351,000), ($62,000), and $483,000 for 2000, 2001, and 2002, respectively.

     1998 KEY EMPLOYEE STOCK OPTION PLAN

     The 1998 Key Employee Stock Option Plan authorizes the Company to issue shares of common stock grants in the form of incentive non-qualified stock options. According to the plan, these options may be granted to key executives and employees of the Company, including the officers of the Company and the Company's subsidiaries. Options granted vest ratably over five years and have a ten year term. Additionally, vesting may accelerate on the outstanding options upon a change in control, as defined by the agreement. There are 1,353,924 shares of common stock available for grant under this plan. The Company accounts for options issued under the 1998 Key Employee Stock Option Plan in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation expense for disclosure purposes only in accordance with SFAS No. 123, is calculated based upon the Minimum Value option-pricing method, including assumptions for expected term, expected dividend yield, and risk-free interest rate. The weighted-average fair value of these options granted in 2000, 2001, and 2002 were $4.66, $2.62, and $4.59, respectively.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     2002 KEY EMPLOYEE STOCK OPTION PLAN

     On August 14, 2002, the Company executed the 2002 Key Employee Stock Option Plan which allows for the issuance of incentive and non-incentive qualified options to key executives and employees of the Company, including officers and directors of the Company and the Company's subsidiaries. There are 6,000,000 shares of common stock available for grant under the plan with a limitation of no more than 2,000,000 options allowed to be issued to a single person. There are two stock option grant types available under the plan. The first represents grants to key employees with vesting over a five year period. The second represents performance-based options that vest 20% annually upon achievement of certain performance-based goals. The Company accounts for options issued under the plan in accordance with APB 25 using the Minimum Value option-pricing method including assumptions for expected term, expected dividend yield and risk-free interest rate. The Company issued only performance-based options under this plan during 2002 and recognized compensation expense of $784,000 as the performance goal had been met. Additionally, vesting may be accelerated on the outstanding options upon a change of control, as defined by the agreement. The weighted-average fair value of the options granted in 2002 was $4.39.

     Key information related to the Company's stock-based compensation plans is summarized below:

                                   INDEPENDENT    WEIGHTED       1998       WEIGHTED       2002       WEIGHTED
                                    CONTRACTOR    AVERAGE    KEY EMPLOYEE   AVERAGE    KEY EMPLOYEE   AVERAGE
                                   STOCK OPTION   EXERCISE   STOCK OPTION   EXERCISE   STOCK OPTION   EXERCISE
                                       PLAN        PRICE         PLAN        PRICE         PLAN        PRICE
                                   ------------   --------   ------------   --------   ------------   --------
Options outstanding as of
  December 31, 1999..............     287,319      $18.17     1,011,112      $18.19
  Granted........................      30,554      $21.26        76,391      $18.05
  Exercised......................          --          --            --          --
  Forfeited......................      (4,771)     $18.63      (103,556)     $18.34
  Expired........................      (1,705)     $18.14            --          --
                                    ---------                 ---------
Options outstanding as of
  December 31, 2000..............     311,397      $18.47       983,947      $18.16
  Granted........................       8,290      $21.33        25,000      $18.05
  Exercised......................          --                        --
  Forfeited......................     (11,363)     $18.72       (25,484)     $18.05
  Expired........................      (8,853)     $18.31       (24,376)     $18.05
                                    ---------                 ---------
Options outstanding as of
  December 31, 2001..............     299,471      $18.68       959,087      $18.17
  Granted........................          --                    55,125      $18.90      3,500,000     $19.42
  Exercised......................          --                        --                         --         --
  Forfeited......................      (9,690)     $19.08       (10,540)     $18.05             --         --
  Expired........................          --                        --                         --         --
                                    ---------                 ---------                 ----------     ------
Options outstanding as of
  December 31, 2002..............     289,781      $18.67     1,003,672      $18.21      3,500,000     $19.42
Options exercisable as of
  December 31, 2002..............     212,257      $18.42       710,032      $18.15        700,000     $19.42
Weighted average remaining
  contractual life...............   5.8 years                 5.9 years                 9.75 years
Valuation assumptions:
  Expected term..................   1.9 years                 6.0 years                  6.0 years
  Expected dividend yield........         0.0%                      0.0%                       0.0%
  Expected volatility............        37.9%                       --                         --
  Risk-free interest rate........        1.65%                     3.96%                      3.12%

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

  COMPENSATION CHARGE

     SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company's 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistent with SFAS No. 123, the Company's compensation cost and net income for 2000, 2001 and 2002 would approximate (in thousands):

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                             2000     2001     2002
                                                            ------   ------   -------
Net income, as reported...................................  $9,787   $3,560   $35,648
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects.........      --       --       494
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects..............................    (514)    (576)   (2,560)
                                                            ------   ------   -------
Pro forma net income......................................  $9,273   $2,984   $33,582
                                                            ======   ======   =======

3.  ACQUISITIONS

     The Company recently completed the following strategic acquisitions:

ACQUISITION ON AND PRIOR TO DECEMBER 31, 2002

     Prior to July 2000, the Company owned a 60% majority interest in Laredo Candle. In July 2000, the Company purchased the remaining 40% minority interest in Laredo Candle for cash of $8.7 million. Of the total purchase price, $900,000 was held in escrow and was subject to offset if certain performance standards were not satisfied by Laredo Candle during the twelve months ended June 30, 2001. In July 2001, the entire $900,000 held in escrow was released and paid to the seller. The Company accounted for the acquisition using the purchase method of accounting and recognized goodwill of $4.2 million, representing the excess of cost over the fair value of net assets acquired. Amortization expense totaled $309,000 and $188,000 for 2001 and 2000, respectively. In accordance with SFAS No. 142, there was no amortization expense for 2002.

     On December 31, 2002, the Company acquired 100% of the stock of Brenda Buell & Associates, Inc., a wholesaler and designer of home decor products, for approximately $5.5 million plus future earn-out payments of $1.5 million, conditional upon future profitability above certain thresholds. Existing cash resources were used to fund the acquisition. At closing, the Company paid $200,000 in cash and signed a three year $2.0 million note payable. During January of 2003, the Company paid an additional $3.3 million in cash. The acquisition of Brenda Buell & Associates, Inc. was accounted for as a business acquisition in accordance with Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"). The aggregate purchase price was allocated to the underlying assets and liabilities, primarily accounts receivable of $958,000 and accounts payable of $691,000 based upon their respective fair market values at the date of acquisition, and the excess of purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition, goodwill recognized totaled approximately $5.6 million. There was no activity from the acquisition included in the statement of operations due to it occurring at the close of the Company's fiscal year. The assets acquired and liabilities assumed have been included in the balance sheet at December 31, 2002.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

ACQUISITIONS AFTER DECEMBER 31, 2002

     On January 29, 2003, the Company acquired 100% of the assets of Tempus Corporation, S.A. de C.V., a manufacturer of metal products located in Monterrey, Mexico, for approximately $4.3 million, plus deferred payments of $2.6 million, based upon the future profitability of the acquired business above certain thresholds. Existing cash resources were used to fund the acquisition. At closing, the Company paid $2.0 million in cash. In February and March of 2003, the Company paid an additional $2.3 million in cash. The acquisition was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets, primarily property and equipment of $4.0 million and inventories of $400,000, based upon their fair market values at the date of acquisition. The aggregate fair market value of the assets acquired exceeded the amount of the initial payment by $200,000 excluding deferred payments which are not guaranteed, and this excess value was applied as a reduction to the amount recorded for the property and equipment acquired. The purchase price allocation is preliminary in nature and subject to change.

     On February 7, 2003, the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Loan, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively, "Produr") for approximately $5.6 million, plus a deferred payment of $125,000, based upon the profitability of the acquired business in the year 2003 exceeding an agreed-upon threshold. Produr manufacturers glass, ceramic, and metal products and is located in Monterrey and Guadalajara, Mexico. Existing cash resources were used to fund the acquisition. Prior to closing, the Company had advanced approximately $5.3 million under the terms of a promissory note that was paid at closing. As of December 31, 2002, funds advanced to Produr totaled $610,000 and is reflected in accounts receivable, net on the Consolidated Balance Sheet. In connection with closing, the Company paid liabilities of the selling entities totaling $5.3 million. The acquisition was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets, primarily property and equipment of $5.9 million and inventories of $600,000, based upon their fair market values at the date of acquisition. The aggregate fair market value of the assets acquired exceeded the amount of the initial purchase price by $350,000 excluding the deferred payment which is not guaranteed, and this excess value was applied as a reduction to the amount recorded for the property and equipment acquired. The purchase price allocation is preliminary in nature and subject to change.

4.  ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net consisted of the following as of December 31 (in thousands):

                                                               2001      2002
                                                              -------   -------
Trade receivables...........................................  $12,368   $12,961
Other.......................................................    1,349     2,908
                                                              -------   -------
                                                               13,717    15,869
Allowance for doubtful accounts.............................   (2,014)   (2,288)
                                                              -------   -------
                                                              $11,703   $13,581
                                                              =======   =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

5.  INVENTORIES, NET

     Inventories, net consisted of the following as of December 31 (in thousands):

                                                               2001      2002
                                                              -------   -------
Raw materials...............................................  $ 4,406   $ 4,399
Work in process.............................................    2,169     1,211
Finished goods..............................................   38,399    57,615
                                                              -------   -------
                                                               44,974    63,225
Inventory allowance.........................................   (4,522)   (8,016)
                                                              -------   -------
                                                              $40,452   $55,209
                                                              =======   =======

6.  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

                                                       ESTIMATED
                                                      USEFUL LIFE     2001       2002
                                                      -----------   --------   --------
Land................................................                $  3,716   $  3,716
Buildings and improvements..........................  5-40 years      34,705     35,735
Computer hardware and software......................     5 years      17,300     27,284
Equipment, furniture and fixtures...................  3-10 years      44,206     45,473
                                                                    --------   --------
                                                                      99,927    112,208
Accumulated depreciation............................                 (37,855)   (43,843)
                                                                    --------   --------
                                                                      62,072     68,365
Equipment, software and hardware implementations in
  process...........................................                   3,092      1,117
                                                                    --------   --------
                                                                    $ 65,164   $ 69,482
                                                                    ========   ========

     Depreciation expense was $7.9 million, $9.4 million, and $11.7 million for the years ended 2000, 2001, and 2002, respectively. Equipment, furniture and fixtures include assets held under capital lease obligations, with a cost of $8.8 million and accumulated amortization of $2.3 million and $3.9 million as of December 31, 2001 and 2002, respectively. The Company capitalized interest, primarily related to the new computer system of $387,000 in 2002. There was no significant interest capitalized in 2000 and 2001.

7.  INCOME TAXES

     The components of earnings before income tax expense and extraordinary loss for the years ended December 31 are as follows:

                                                           2000      2001      2002
                                                          -------   -------   -------
Domestic................................................  $15,114   $27,043   $61,880
Foreign.................................................      565     2,388     1,619
                                                          -------   -------   -------
                                                          $15,679   $29,431   $63,499
                                                          =======   =======   =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     The components of income tax expense for the years ended December 31 are as follows (in thousands):

                                                            2000     2001      2002
                                                           ------   -------   -------
Current:
Federal..................................................  $7,032   $10,946   $20,215
Foreign..................................................      --        69       352
State....................................................     962       225     1,134
                                                           ------   -------   -------
                                                            7,994    11,240    21,701
Deferred, net............................................  (2,102)     (569)    1,622
                                                           ------   -------   -------
                                                           $5,892   $10,671   $23,323
                                                           ======   =======   =======

     A reconciliation of income tax expense computed at the federal statutory rate applied to income before income taxes and extraordinary loss to income tax expense at the Company's effective tax rate for the years ended December 31 is as follows (in thousands):

                                                            2000     2001      2002
                                                           ------   -------   -------
Federal statutory rate applied to income before income
  taxes and extraordinary loss...........................  $5,337   $10,301   $22,225
State income taxes, net of federal benefit...............     612       501     1,073
Other....................................................     (57)     (131)       25
                                                           ------   -------   -------
                                                           $5,892   $10,671   $23,323
                                                           ======   =======   =======

     The components of the net deferred tax balances as of December 31 are as follows (in thousands):

                                                               2001     2002
                                                              ------   ------
Inventories.................................................  $2,077   $3,269
Allowance for doubtful accounts.............................     648      656
Debt issuance costs and stock options.......................     710      862
Investments.................................................     169       --
Accrued employee benefits and Displayer incentives..........   4,067    4,482
Other.......................................................   3,500    5,651
                                                              ------   ------
Gross deferred tax assets...................................  11,171   14,920
Deferred gain on sale of facilities.........................  (5,182)  (5,045)
Property, plant and equipment...............................  (1,616)  (4,372)
Other.......................................................    (410)    (458)
                                                              ------   ------
Net deferred tax asset......................................   3,963    5,045
Less current deferred tax asset.............................   6,540    8,399
                                                              ------   ------
Noncurrent deferred income tax liability....................  $2,577   $3,354
                                                              ======   ======

     A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2001 and 2002, no valuation reserve was required.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

8.  FORMER CORPORATE HEADQUARTERS FACILITY

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

     In 2001, the Company signed an agreement to sublease approximately 44,000 square feet of the corporate headquarters commencing on February 2001 through January 2010. The sublease rental charge begins at $67,000 per month and increases to $80,000 per month over the life of the lease. The Company also agreed to provide the subtenant with an allowance for tenant improvements of $150,000. The Company has not been successful in subleasing any additional space.

     Included in general and administrative expenses for 2000 is $6.4 million primarily related to an accrual for the net present value of estimated future abandoned lease commitments, as adjusted for estimated future sublease rental income and deferred lease incentives of $3.8 million, and accelerated amortization on related leasehold improvements of $2.6 million.

     Included in other long-term liabilities is the net present value of the abandoned lease commitments, net of sublease, of approximately $4.0 million and $3.6 million as of December 31, 2001 and 2002, respectively.

9.  OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following as of December 31 (in thousands):

                                                               2001      2002
                                                              -------   -------
Interest....................................................  $ 1,294   $ 1,241
Employee benefit plan contributions.........................    1,665     1,599
Sales taxes.................................................    3,408     3,935
Other taxes.................................................    1,335     1,548
Deferred revenue............................................    3,626     1,057
Workers' compensation.......................................    2,259     3,142
Related party...............................................       --     1,441
Other.......................................................    1,705     2,409
                                                              -------   -------
                                                              $15,292   $16,372
                                                              =======   =======

10.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

LONG-TERM DEBT

     In June of 1998 the Company issued $200.0 million of senior subordinated notes (the "Notes") and entered into a $340.0 million senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a $200.0 million term loan (the "Tranche A Loan"), a $100.0 million term loan (the "Tranche B Loan"), and $40.0 million of revolving loans (the "Revolving Loans"). The Company may use the Revolving Loans for letters of credit of up to $15.0 million.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

DEBT RESTRUCTURE 2001

     In January 2001, a limited partnership that includes an affiliate of Hicks Muse, certain members of the Donald J. Carter Jr. family (the "Carter Family"), and their respective affiliates (the "Note Limited Partnership") acquired, in the open market, $50.9 million aggregate principal amount of the Company's Notes for approximately $23.0 million plus accrued interest. In March 2001, another limited partnership that includes an affiliate of Hicks Muse, certain members of the Carter Family, and their respective affiliates (the "Debt Limited Partnership") purchased $44.9 million of the Company's senior bank debt for approximately $35.6 million. This transaction is discussed further below and in
Note 14.

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

     In connection with the amendment to the Senior Credit Facility, the Company incurred debt issuance costs of $200,000 that were deferred, and the Company incurred $1.5 million in legal and consulting fees, which are included in general and administrative expense as of December 31, 2001.

     On July 16, 2001, the Company completed the 2001 debt restructure through the following transactions:

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

     As a result of the debt restructure, the Company recognized a $15.2 million extraordinary loss as of December 31, 2001. The extraordinary loss was comprised of $2.4 million in unamortized debt issuance costs, less $902,000 related income tax benefit and $13.7 million of income taxes. Included in general and administrative expenses are approximately $1.9 million in costs related to legal and consulting fees. The Company also incurred additional debt issuance costs of $1.3 million, which were deferred, and $422,000 in

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES costs related to the Senior Preferred Stock issuance, which were recorded as a reduction to Senior Preferred Stock.

     The Company will not report significant net taxable income in respect of the debt restructuring transactions and the issuance of the Senior Preferred Stock. However, if tax is found to be due and payable by the Company with respect to such transactions prior to the termination of the Senior Credit Facility, the Note Limited Partnership and the Debt Limited Partnership are required, at their option: (i) to make a cash contribution to the capital of the Company; (ii) to purchase shares of common stock of the Company at the then-current market value; or (iii) to purchase additional shares of Preferred Stock, in each case in an aggregate amount equal to the net amount of tax paid by the Company.

DEBT RESTRUCTURE 2002

     On July 29, 2002, the Company completed the 2002 debt restructure through the following transactions:

     - The Company converted $31.0 million of $50.0 million Tranche A Loans into Tranche B Loans of the Company's Senior Credit Facility.

     - The Company received a $35.0 million cash infusion from the Company's lenders under the Senior Credit Facility in exchange for additional Tranche B Loans.

     - The Company's Senior Credit Facility was amended and restated to provide for, among other items, increased interest rates for consenting of lenders, 150 basis points over the interest rates then paid to the non-consenting lenders, modified quarterly principal and interest payments, and modification to the Company's required compliance thresholds for each of the minimum EBITDA covenant, maximum leverage ratio covenant (including senior leverage) and minimum fixed charge ratio covenant. The maturity dates of the loans were not extended.

     As a result of the 2002 debt restructure, the Company reported an extraordinary loss of $4.5 million. The extraordinary loss was comprised of $3.3 million in unamortized debt issuance costs, $3.9 million of fees paid to creditors, less the related income tax benefit of $2.7 million.

     Borrowings under the Senior Credit Facility require quarterly principal and interest payments. The Tranche A Loan and Revolving Loans mature on December 31, 2004. The Tranche B Loan matures on December 31, 2006. The Company may, at its option, prepay the term loans without premium or penalty. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company's wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly-owned subsidiaries. There are no material restrictions on the Company's ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

     The loans under the Senior Credit Facility bear interest, at the Company's election, at either the LIBOR rate plus an applicable margin, the Base Rate Basis plus an applicable margin or at a Swing Line Rate that is equal to the Base Rate less a 0.5% commitment fee. The Base Rate Basis is the higher of the prime rate of Bank of America or the federal funds effective rate plus 0.5%. The applicable LIBOR margin and Base Rate margin are subject to adjustments, upwards or downwards, based upon the leverage ratio as defined by the Amended and Restated Credit Agreement. The interest rates on all borrowings outstanding under the Senior Credit Facility as of December 31, 2001 and 2002 were based on LIBOR. The weighted-average interest rate on the Tranche A and Tranche B borrowings outstanding at December 31, 2001 and 2002 was 4.99% and 5.81% respectively.

     The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of December 31, 2001 and 2002. Commitment fees of approximately $173,000, 107,600 and $141,000 are

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES included in interest expense in 2000, 2001 and 2002, respectively. Outstanding letters of credit totaled $1.5 million and $3.5 million as of December 31, 2001 and 2002, respectively.

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

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including fixed charge coverage ratios, maximum leverage ratios, capital expenditure measurements, and EBITDA measurements. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis beginning in March 2003. As of December 31, 2002 management estimates a $12.4 million mandatory prepayment to be paid in March 2003.

CAPITAL LEASES

     In December 1999, the Company entered into capital leases for certain equipment associated with the automated order fulfillment system being used in the new warehouse and distribution facility. The lessor funded the equipment purchase when construction of the automated order fulfillment system was completed in April 2000. The initial term of each of the leases is seven years. Interest is imputed at approximately 6.1% per annum. Total cost of the equipment funded under this lease was approximately $6.2 million. The Company also leases certain office furniture and equipment under capital lease obligations. Future minimum lease payments for the Company's assets held under capital lease obligations as of December 31, 2002 are as follows (in thousands):

     YEARS ENDING DECEMBER 31:

2003........................................................   $ 1,556
2004........................................................     1,366
2005........................................................     1,355
2006........................................................     1,344
2007........................................................       479
Thereafter..................................................        --
                                                               -------
Total minimum lease obligations.............................     6,100
Less: amounts representing interest.........................      (749)
                                                               -------
Present value of minimum lease obligations..................     5,351
Less: current maturities....................................    (1,261)
                                                               -------
Long-term capital lease obligations.........................   $ 4,090
                                                               =======

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     A summary of long-term debt and capital lease obligations as of December 31, including the impact of the mandatory repayment of $12.4 million in March 2003, is as follows (in thousands):

                                                                2001       2002
                                                              --------   --------
Notes, interest at 10.125% with semi-annual interest
  payments due on June 1 and December 1.....................  $149,100   $149,100
Tranche A Loan, interest at LIBOR plus an applicable margin
  (4.66% and 4.9% as of December 31, 2001 and 2002).........    55,000     16,184
Tranche B Loan, interest at LIBOR plus an applicable margin
  (5.16% and 5.9% as of December 31, 2001 and 2002).........   106,859    171,505
Capitalized lease obligations, collateralized by certain
  equipment, furniture, and fixtures, rates ranging from
  5.21% to 7.80%............................................     6,883      5,351
Other.......................................................        --        751
                                                              --------   --------
                                                               317,842    342,891
Less current maturities.....................................   (15,031)   (21,017)
                                                              --------   --------
                                                              $302,811   $321,874
                                                              ========   ========

     The following table represents a summary of the maturities of debt, including the impact of the mandatory repayment of $12.4 million in March 2003, and capital leases as of December 31 (in thousands):

2003........................................................   $ 21,017
2004........................................................     10,096
2005........................................................     71,848
2006........................................................     90,358
2007........................................................        472
Thereafter..................................................    149,100
                                                               --------
                                                               $342,891
                                                               ========

11.  12.5% SENIOR CONVERTIBLE PREFERRED STOCK

     In connection with the Debt Restructuring, the Company designated 96,058.98 shares of Senior Preferred Stock. The shares of Senior Preferred stock shares have a par value of $0.01 per share and a liquidation preference of $1,000 per share, together with all declared or accrued and unpaid dividends thereon. In the event of any liquidation of the Company, holders of shares of Senior Preferred Stock shares shall be paid the liquidation preference plus all accrued dividends to the date of liquidation before any payments are made to the Common Stock holders. Dividends, as and if declared by the Company's Board of Directors, are cumulative and payable quarterly beginning October 1, 2001 at the rate of 12.5% of the liquidation preference per annum. Each share of Senior Preferred Stock is convertible at any time at the option of the holder for
51.49330587 shares of the Company's Common Stock. In 2002, the Company recorded a $1.4 million payable to a related party for financial advisory fees associated with services rendered in connection with the 2001 Senior Preferred Stock issuance.

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

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     The table below presents the net income (loss) applicable to common shareholders for the years ended December 31 (in thousands):

                                                               2001      2002
                                                              -------   -------
Net income, as reported.....................................  $ 3,560   $35,648
Less: 12.5% cumulative preferred stock dividends............    5,527    12,007
                                                              -------   -------
Net income (loss) applicable to common shareholders.........  $(1,967)  $23,641
                                                              =======   =======

     The cumulative preferred stock dividends in arrears total $17.5 million as of December 31, 2002. No dividends have been paid or declared as of December 31, 2001 and 2002.

12.  OPERATING LEASES

     The Company has entered into operating lease agreements for office and manufacturing space with unrelated third parties. Total rent expense for 2000, 2001, and 2002 was $2.0 million, $634,000, and $1.4 million, respectively. Future minimum rents due under noncancelable operating leases with initial terms greater than twelve months are as follows (in thousands):

                                                FORMER CORPORATE
YEAR ENDING DECEMBER 31,                    OFFICES, NET OF SUBLEASE   OTHER RENTS   TOTAL RENTS
------------------------                    ------------------------   -----------   -----------
2003......................................           $  735              $2,052        $ 2,787
2004......................................              713               1,659          2,372
2005......................................              765               1,451          2,216
2006......................................              744                 452          1,196
2007......................................              722                 254            976
Thereafter................................            1,378                  --          1,378
                                                     ------              ------        -------
                                                     $5,057              $5,868        $10,925
                                                     ======              ======        =======

13.  RESTRUCTURING, REDUNDANCY AND REORGANIZATION

HOMCO RESTRUCTURING

     On April 1, 2000, the Company discontinued operations at the Company's manufacturing and warehouse facility in McKinney, Texas and transferred operations to the Company's facility in Grand Island, Nebraska. The Company incurred approximately $1.0 million of non-recurring costs related to the combination of operations and recorded a non-recurring charge amount in the statement of operations for the year ended December 31, 2000.

     On May 15, 2000, the Company sold the manufacturing and warehouse facility located in McKinney, Texas, to Donald J. Carter, Jr., the Company's Chairman of the Board and Chief Executive Officer, for approximately $3.7 million. The Company used the proceeds from the sale, together with approximately $1.7 million in proceeds from the sale of another property, to purchase an undivided interest in the Company's new warehouse and distribution facility. This exchange qualified as a Section 1031 like-kind exchange under the Internal Revenue Code.

REDUNDANT WAREHOUSE AND DISTRIBUTION COST

     The Company's previously announced plan to consolidate its several distribution centers into a single facility was contingent upon timely integration and implementation of its automated order fulfillment system. This plan anticipated a significant warehouse and distribution headcount reduction in connection with the consolidation process. The Company encountered delays and problems associated with the design and

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. These delays forced the Company to hire additional temporary laborers and retain existing warehouse employees longer than originally anticipated.

     In addition, the Company continued to operate two of its older manual order fulfillment distribution facilities longer then was anticipated. In October 2000, one of the two manual operations was moved into the consolidated distribution facility. The Company has extended the lease term on the other manual distribution facility for a period of five years.

     Redundant warehouse and distribution costs resulting from the issues discussed above were approximately $6.1 million and $1.2 million for the year ended December 31, 2000 and 2001, respectively. These costs consist primarily of incremental labor associated with productivity issues at the new consolidated distribution facility, costs of operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility. There were no redundant warehouse and distribution costs incurred during 2002.

REORGANIZATION COST

     During 2000, the Company implemented a corporate reorganization plan that included among other things, staff reductions and the elimination of excess facility costs. As part of the reorganization, the Company downsized various departments. In December 2000, the Company relocated its corporate headquarters to a new warehouse and distribution facility. The Company sublet approximately 44,000 square feet of the former corporate headquarters and accelerated amortization of the related leasehold improvements.

     During 2001, in addition to redundant headquarter facility costs associated with the Company's reorganization plan, the Company incurred non-capitalizable legal fees related to obtaining a waiver for the Senior Credit Facility and Debt Restructuring.

     During 2002, in addition to expenses incurred related to the Company's reorganization plan, the Company incurred non-capitalized expenses, such as training, data conversion, and consulting fees, related to an implementation of a new computer system.

     Included in selling and general and administrative expenses in the consolidated statements of operations and comprehensive income are the following amounts associated with the Company's reorganization plan as of December 31:

                                                              2000     2001     2002
                                                             ------   ------   ------
Staff reductions, excess facilities cost and other.........  $1,723   $3,177   $  786
Non-capitalized computer system implementation costs.......      --       --    2,106
Debt restructuring.........................................      --    3,419       --
Lease abandonment costs and accelerated amortization of
  leasehold improvements...................................   6,474       --       --
                                                             ------   ------   ------
                                                             $8,197   $6,596   $2,892
                                                             ======   ======   ======

14.  RELATED PARTY TRANSACTIONS

     During 2002, in connection with the Company's purchase of 100% of the stock of Brenda Buell & Associates, Inc., the Company paid a related party $200,000 and signed a three year $2.0 million note payable. Simultaneously with the transaction, the former stock owner of Brenda Buell & Associates, Inc. became an officer of the Company. As of December 31, 2002 $5.3 million, including the $2.0 million in note payable, was due to the related party.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     During 2002, the Company loaned $77,600 to one of the Company's subsidiaries' officers. The amount due to the Company from the officer was $34,000 as of December 31, 2002.

     Another shareholder and former Director of the Company owns a company that supplies inventory items to the Company and whose primary customer is the Company. The Company paid the supplier approximately $28.4 million, $16.4 million, and $12.2 million during 2000, 2001, and 2002 for inventory purchases. During 2002 the Company also paid approximately $224,000 for warehouse space that was leased from this supplier. Amounts due to this supplier totaled approximately $225,000 and $508,000 as of December 31, 2001 and 2002, respectively.

     Another shareholder of the Company owns a company that supplies inventory items to the Company. The Company paid the supplier approximately $2.9 million, $2.5 million, and $2.3 million during 2000, 2001, and 2002. Amount payable to the supplier as of December 31, 2002 was $109,000. There were no amounts due to the supplier at December 31, 2001.

     In conjunction with the June 1998 Recapitalization, the Company entered into an agreement requiring payment of a quarterly management fee to Hicks Muse and reimbursement of general expenses. The management fee will be adjusted annually, but in no event will the annual fee be less than $1.0 million or exceed $1.5 million. Management fees and reimbursements of general expenses totaled $1.1 million, $1.0 million and $1.0 million during 2000, 2001, and 2002, respectively. In addition, if the Board requests Hicks Muse to perform additional financial advisory services in the future, Hicks Muse will receive a financial advisory fee. The management agreement with Hicks Muse terminates on June 4, 2008 or earlier under certain circumstances. Amounts due to Hicks Muse were approximately $1.4 million at December 31, 2002. There were no amounts due to Hicks Muse at December 31, 2001.

     On June 4, 1998, the Company entered into a five-year executive employment agreement with its former chief executive officer with annual compensation of $200,000, plus reimbursement for certain expenses. The agreement generally requires the Company to pay the former chief executive officer's salary throughout the five-year term unless he voluntarily terminates his employment during such term. The agreement, which contains a covenant not to compete with the Company during the employment term and for three years thereafter, can be voluntarily terminated only by the employee. In 2000, 2001, and 2002 the Company paid the former chief executive officer approximately $200,000, $266,000 and $263,000 pursuant to the terms and conditions of his executive employment agreement.

     During 2000, 2001 and 2002, Board fees were paid to certain outside Directors that totaled $33,000, $24,000 and $33,500, respectively. There were no amounts due to certain outside Directors at December 31, 2001 and 2002.

     During 2002, an outside Director was paid $22,000 for reimbursement of general expenses and assignment fees. As of December 31, 2002, there were no amounts outstanding to this Director.

     During 2001 and 2002, the Company contributed approximately $784,000 and $1.5 million, respectively, to a not-for-profit charity organization that was established in September 2001. The Company and the charity share some of the same officers. Amounts due to this charitable organization totaled approximately $120,000 and $56,000 as of December 31, 2001 and 2002.

     During 2001 and 2002, the Company paid a related party for marketing related expenses, approximately $10,000 and $65,000, respectively.

     During 2000 and 2001, a shareholder and former Director of the Company was a partner of a law firm that renders various legal services for the Company. The Company paid the law firm approximately $236,000, $67,000, and $58,000 for legal services during 2000, 2001, and 2002. There were no amounts due to this law firm at December 31, 2001. There was $8,000 due at December 31, 2002.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     In 2000 and 2001, the Company engaged the services of a freight company controlled by former Directors of the Company to handle a small portion of its freight. The Company paid this freight company $110,000 and $25,000 during 2000 and 2001 for its services. There were no amounts due this supplier as of December 31, 2001.

     In January 2001, Hicks Muse acquired in the open market, $50.9 million aggregate principal amount of the Company's 10 1/8% Series B Senior Subordinated Notes due 2008 ("Notes") for approximately $23.0 million plus accrued interest. In March 2001, the Debt Limited Partnership purchased $44.9 million of the Company's senior bank debt for approximately $35.6 million.

     In 2000, the Company purchased inventory from a supplier who was also the minority owner of Laredo Candle through July of 2000. The Company paid the supplier $12.7 million during 2000. As of December 31, 2000 there were no amounts due to the minority owner.

     In 2000, the Company owned 21% of the common stock of Charles W. Weaver Manufacturing Company, a supplier whose primary customer is the Company. The investment was sold on November 30, 2000 for $2.0 million resulting in a gain of $300,000. The Company paid the supplier $12.4 million during 2000.

15.  COMMITMENTS AND CONTINGENCIES

     The Company is engaged in various legal proceedings incidental to its normal business activities. Management believes that the amounts, if any, which ultimately may be due in connection with such lawsuits and claims would not have a material effect upon the Company, because most of the claims are covered by insurance.

     The Company previously purchased certain assets of House of Lloyd entities in bankruptcy. Such assets included that certain letter agreement dated October 23, 2001, among Richmont Corporation and its affiliates and representatives, and House of Lloyd Management, LLC (the "Letter Agreement").

     On April 25, 2002, the Company in the name of several House of Lloyd entities, filed a petition against Richmont Corporation, Richmont International, Inc. d/b/a Richmont House and John P. Rochon ("Defendants") asserting various claims arising from, inter alia, the Letter Agreement. Defendants answered the lawsuit and, on September 12, 2002, filed an Original, Counterclaim and Third Party Petition against the House of Lloyd entities, as counter-defendants, and the Company and Mr. Donald J. Carter Jr., as a third-party defendants, pursuant to which defendants asserted claims for tortious interference with prospective business relations, tortious interference with existing business relations, a business disparagement, conspiracy and malicious prosecution, and are seeking actual damages and punitive damages in the amount of $100 million. The House of Lloyd entities, the Company and Mr. Carter answered the Original Counterclaim and third party petition, and filed an additional action against the Defendants in the United States Bankruptcy Court for the Western District of Missouri, Kansas City Division (the "Bankruptcy Court").

     On March 10, 2003, the Defendants entered into a Settlement Agreement and General Release (the "Settlement Agreement") in favor of the Company and Donald
J. Carter, Jr. which, upon effectiveness, will dispose of and fully resolve the pending claims without the payment of any material amounts by any of the parties. If the Settlement Agreement is not approved by the Bankruptcy Court and executed by the Company and Donald J. Carter, Jr. prior to April 24, 2003, it will become null and void, although in such event the parties have nevertheless agreed in the Settlement Agreement to continue to negotiate in good faith towards achieving a settlement of these disputes.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

16.  SEGMENT REPORTING

     The Company's reportable segments are based upon functional lines of business as follows:

     - Home Interiors "HI" -- direct seller of home decorative accessories in the United States;

     - Manufacturing -- manufactures framed artwork and mirrors, as well as various types of molded plastic products and candles primarily for Home Interiors; and

     - International -- direct seller of home decorative accessories in Mexico, Puerto Rico, and Canada.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, extraordinary loss, the effects of SAB 101, depreciation and amortization, reorganization costs, redundant warehouse and distribution expenses, non-cash (expense) credit for stock options, Homco restructuring, gains (losses) on disposition of assets, debt restructuring and waiver fees, and other income (expense) ("EBITDA"). The Company uses EBITDA as a performance measure due to Company's required compliance thresholds for EBITDA covenants per the Senior Credit Agreement. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between Manufacturing and HI, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the Company's executive management team as of and for the years ended December 31 (in thousands):

                                      HI      MANUFACTURING   INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                                   --------   -------------   -------------   ------------   ------------
2000
Net sales........................  $452,792     $ 87,596         $15,148       $ (95,096)      $460,440
EBITDA...........................    56,461       17,670             695             433         75,259
Total assets.....................   144,815       62,324             700         (42,441)       165,398
Goodwill.........................        --        4,991              --              --          4,991
Capital expenditures.............    28,501        5,512             122              --         34,135
2001
Net sales........................  $448,817     $118,514         $21,445       $(127,083)      $461,693
Extraordinary loss...............    15,200           --              --              --         15,200
EBITDA...........................    49,311       33,856           2,542            (767)        84,942
Total assets.....................   137,524       73,411           2,943         (59,330)       154,548
Goodwill.........................        --        5,540              --              --          5,540
Capital expenditures.............    11,452        3,553              83              --         15,088
2002
Net sales........................  $545,884     $145,335         $36,724       $(153,444)      $574,499
Extraordinary loss...............     4,528           --              --              --          4,528
EBITDA...........................    57,025       46,824           3,033            (409)       106,473
Total assets.....................   213,105       89,658           5,523         (78,159)       230,127
Goodwill.........................     5,586        5,540              --              --         11,126
Capital expenditures.............    11,194        2,901              73              --         14,168

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     The following table represents a reconciliation of consolidated EBITDA to income before income taxes and extraordinary loss for the years ended December 31 (in thousands):

                                                          2000      2001       2002
                                                        --------   -------   --------
EBITDA................................................  $ 75,259   $84,942   $106,473
Effect of SAB 101.....................................        --      (989)     1,003
Depreciation and amortization.........................    (8,837)   (9,762)   (11,715)
Gain (loss) on disposition of assets..................     2,738      (495)       361
Stock option (expense) credit.........................       351        62     (1,267)
Homco restructuring...................................    (1,027)       --         --
Redundant warehouse & distribution....................    (6,089)   (1,197)        --
Reorganization costs..................................    (5,544)   (3,177)    (2,892)
Debt restructuring and waiver fees....................        --    (3,419)        --
Interest income.......................................     2,208     1,017        472
Interest expense......................................   (45,496)  (37,982)   (27,493)
Other income (expense), net...........................     2,116       431     (1,443)
                                                        --------   -------   --------
Income before income taxes and extraordinary loss.....  $ 15,679   $29,431   $ 63,499
                                                        ========   =======   ========

17.  GUARANTOR FINANCIAL DATA

     Dallas Woodcraft Company LP, DWC GP Inc., GIA Inc., Homco Inc., Spring Valley Scents Inc., Laredo Candle Company LP, Brenda Buell and Associates, Inc., Homco Puerto Rico Inc. and HIG Investments Inc. (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Company's credit agreement with its principal lenders (the "Senior Credit Facility"), and the Company's 10 1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the "Notes"). The Company's other subsidiaries, Home Interiors De Mexico and Home Interiors De Mexico Services (the "Non-Guarantors") have not guaranteed the Senior Credit Facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $452,792    $88,793     $       13,951     $(95,096)      $460,440
Cost of good sold.................   241,475     68,119              7,148      (93,228)       223,514
                                    --------    -------     --------------     --------       --------
  Gross profit....................   211,317     20,674              6,803       (1,868)       236,926
Total selling, general and
  administrative..................   173,427      2,633              6,399       (2,384)       180,075
                                    --------    -------     --------------     --------       --------
  Operating income................    37,890     18,041                404          516         56,851
Other income (expense), net.......   (42,337)     1,512                (66)        (281)       (41,172)
                                    --------    -------     --------------     --------       --------
  Income (loss) before income
     taxes........................    (4,447)    19,553                338          235         15,679
Benefit (provision) for income
  taxes...........................       564     (6,456)                --           --         (5,892)
Equity in income (loss) of
  affiliated companies, net of
  tax.............................    13,435          3                 --      (13,438)            --
                                    --------    -------     --------------     --------       --------
  Net income (loss)...............     9,552     13,100                338      (13,203)         9,787
Other comprehensive loss..........        --         --                361           --            361
                                    --------    -------     --------------     --------       --------
  Comprehensive income (loss).....  $  9,552    $13,100     $          (23)    $(13,203)      $  9,426
                                    ========    =======     ==============     ========       ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                        HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   --------------   ------------   ------------
Net sales..........................  $448,819    $119,996       $19,961        $(127,083)      $461,693
Cost of good sold..................   235,011      81,885        10,313         (126,316)       200,893
                                     --------    --------       -------        ---------       --------
  Gross profit.....................   213,808      38,111         9,648             (767)       260,800
Total selling, general and
  administrative...................   180,483       6,919         7,433               --        194,835
                                     --------    --------       -------        ---------       --------
  Operating income (loss)..........    33,325      31,192         2,215             (767)        65,965
Other income (expense), net........   (37,604)      1,139           (69)              --        (36,534)
                                     --------    --------       -------        ---------       --------
  Income (loss) before income taxes
     and extraordinary loss........    (4,279)     32,331         2,146             (767)        29,431
Benefit (provision) for income
  taxes............................     1,605     (11,805)         (471)              --        (10,671)
Equity in income (loss) of
  affiliated companies, net of
  tax..............................    22,195          17            --          (22,212)            --
                                     --------    --------       -------        ---------       --------
Income (loss) before extraordinary
  loss.............................    19,521      20,543         1,675          (22,979)        18,760
Extraordinary loss.................    15,200          --            --               --         15,200
                                     --------    --------       -------        ---------       --------
  Net income (loss)................     4,321      20,543         1,675          (22,979)         3,560
Other comprehensive loss...........        --          --            37               --             37
                                     --------    --------       -------        ---------       --------
  Comprehensive income (loss)......  $  4,321    $ 20,543       $ 1,638        $ (22,979)      $  3,523
                                     ========    ========       =======        =========       ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                        HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   --------------   ------------   ------------
Net sales..........................  $549,576    $148,192       $30,175        $(153,444)      $574,499
Cost of good sold..................   292,318      96,140        16,325         (153,035)       251,748
                                     --------    --------       -------        ---------       --------
  Gross profit.....................   257,258      52,052        13,850             (409)       322,751
Total selling, general and
  administrative...................   211,802       7,412        11,574               --        230,788
                                     --------    --------       -------        ---------       --------
  Operating income (loss)..........    45,456      44,640         2,276             (409)        91,963
Other income (expense), net........   (28,174)        461          (705)             (46)       (28,464)
                                     --------    --------       -------        ---------       --------
  Income (loss) before income taxes
     and extraordinary loss........    17,282      45,101         1,571             (455)        63,499
Benefit (provision) for income
  taxes............................    (6,965)    (15,950)         (408)              --        (23,323)
Equity in income (loss) of
  affiliated companies, net of
  tax..............................    30,314          12            --          (30,326)            --
                                     --------    --------       -------        ---------       --------
Income (loss) before extraordinary
  loss.............................    40,631      29,163         1,163          (30,781)        40,176
Extraordinary loss.................     4,528          --            --               --          4,528
                                     --------    --------       -------        ---------       --------
Net income (loss)..................    36,103      29,163         1,163          (30,781)        35,648
Other comprehensive income
  (loss)...........................        11          --          (173)              --           (162)
                                     --------    --------       -------        ---------       --------
  Comprehensive income (loss)......  $ 36,114    $ 29,163       $   990        $ (30,781)      $ 35,486
                                     ========    ========       =======        =========       ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2001

                                     HI      GUARANTORS   NON GUARANTORS   CONSOLIDATING   ELIMINATIONS    CONSOLIDATED
                                  --------   ----------   --------------   -------------   -------------   ------------
                                                        ASSETS
Current assets:
  Cash..........................  $ 13,757    $  (542)       $   497         $ 13,712        $     --        $ 13,712
  Accounts receivable, net......     9,879      1,022            802           11,703              --          11,703
  Inventories, net..............    36,238      5,141          1,944           43,323          (2,871)         40,452
  Other current assets..........     5,743      1,707            186            7,636              --           7,636
  Due to (due from) affiliated
    companies...................   (42,484)    43,503         (1,019)              --              --              --
                                  --------    -------        -------         --------        --------        --------
         Total current assets...    23,133     50,831          2,410           76,374          (2,871)         73,503
Property, plant and equipment,
  net...........................    47,213     17,591            360           65,164              --          65,164
Investment in subsidiaries......    56,442         17             --           56,459         (56,459)             --
Debt issuance costs and other
  assets........................    10,736      5,554           (409)          15,881              --          15,881
                                  --------    -------        -------         --------        --------        --------
         Total assets...........  $137,524    $73,993        $ 2,361         $213,878        $(59,330)       $154,548
                                  ========    =======        =======         ========        ========        ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..............  $ 22,697    $ 2,210        $   133         $ 25,040        $    632        $ 25,672
  Current maturities of
    long-term debt and capital
    lease obligations...........    15,031         --             --           15,031              --          15,031
  Other current liabilities.....    35,167     15,522            887           51,576              --          51,576
                                  --------    -------        -------         --------        --------        --------
         Total current
           liabilities..........    72,895     17,732          1,020           91,647             632          92,279
Long-term debt and capital lease
  obligations, net of current
  maturities....................   302,811         --             --          302,811              --         302,811
Other Liabilities...............    20,973      1,498             --           22,471              --          22,471
                                  --------    -------        -------         --------        --------        --------
         Total liabilities......   396,679     19,230          1,020          416,929             632         417,561
                                  --------    -------        -------         --------        --------        --------
Commitments and contingencies
  (see Note 15)
Shareholders' equity (deficit):
  Preferred stock...............    95,637         --             --           95,637              --          95,637
  Common stock..................     1,524      1,000             14            2,538          (1,014)          1,524
  Additional paid-in capital....   179,562     26,642          1,014          207,218         (27,656)        179,562
  Retained earnings (accumulated
    deficit)....................  (535,878)    27,121            670         (508,087)        (31,292)       (539,379)
  Other.........................        --         --           (357)            (357)             --            (357)
                                  --------    -------        -------         --------        --------        --------
         Total shareholders'
           equity (deficit).....  (259,155)    54,763          1,341         (203,051)        (59,962)       (263,013)
                                  --------    -------        -------         --------        --------        --------
         Total liabilities and
           shareholders' equity
           (deficit)............  $137,524    $73,993        $ 2,361         $213,878        $(59,330)       $154,548
                                  ========    =======        =======         ========        ========        ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2002

                                     HI      GUARANTORS   NON GUARANTORS   CONSOLIDATING   ELIMINATIONS   CONSOLIDATED
                                  --------   ----------   --------------   -------------   ------------   ------------
                                                        ASSETS
Current assets:
  Cash..........................  $ 64,053    $  (955)        $1,018         $ 64,116        $     --       $ 64,116
  Accounts receivable, net......     9,682      2,226          1,673           13,581              --         13,581
  Inventories...................    47,186      7,473          3,875           58,534          (3,325)        55,209
  Other current assets..........     9,555        971            170           10,696              --         10,696
  Due to (due from) affiliated
    companies...................   (56,142)    58,569         (2,427)              --              --             --
                                  --------    -------         ------         --------        --------       --------
         Total current assets...    74,334     68,284          4,309          146,927          (3,325)       143,602
Property, plant and equipment,
  net...........................    51,044     18,079            359           69,482              --         69,482
Investment in subsidiaries......    74,805         29             --           74,834         (74,834)            --
Debt issuance costs and other
  assets........................     5,911     11,132             --           17,043              --         17,043
                                  --------    -------         ------         --------        --------       --------
         Total assets...........  $206,094    $97,524         $4,668         $308,286        $(78,159)      $230,127
                                  ========    =======         ======         ========        ========       ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..............  $ 28,002    $ 3,021         $  169         $ 31,192        $    631       $ 31,823
  Related party note payable....       663         --             --              663              --            663
  Current maturities of
    long-term debt and capital
    lease obligations...........    20,266        751             --           21,017              --         21,017
  Other current liabilities.....    36,098     20,168          1,746           58,012              --         58,012
                                  --------    -------         ------         --------        --------       --------
         Total current
           liabilities..........    85,029     23,940          1,915          110,884             631        111,515
Long term related party note
  payable.......................     1,362         --             --            1,362              --          1,362
Long-term debt and capital lease
  obligations, net of current
  maturities....................   321,874         --             --          321,874              --        321,874
Other Liabilities...............    21,042      1,612            423           23,077              --         23,077
                                  --------    -------         ------         --------        --------       --------
         Total liabilities......   429,307     25,552          2,338          457,197             631        457,828
                                  --------    -------         ------         --------        --------       --------
Commitments and contingencies
  (see Note 15)
Shareholders' equity (deficit):
  Preferred stock...............    94,196         --             --           94,196              --         94,196
  Common stock..................     1,524      1,001             14            2,539          (1,015)         1,524
  Additional paid-in capital....   180,829     35,436          1,014          217,279         (36,450)       180,829
  Retained earnings (accumulated
    deficit)....................  (499,773)    35,535          1,832         (462,406)        (41,325)      (503,731)
  Other.........................        11         --           (530)            (519)             --           (519)
                                  --------    -------         ------         --------        --------       --------
         Total shareholders'
           equity (deficit).....  (223,213)    71,972          2,330         (148,911)        (78,790)      (227,701)
                                  --------    -------         ------         --------        --------       --------
         Total liabilities and
           shareholders' equity
           (deficit)............  $206,094    $97,524         $4,668         $308,286        $(78,159)      $230,127
                                  ========    =======         ======         ========        ========       ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                    --------------------------------------------------------------------
                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities......................  $ 17,060    $ 10,563        $ 378           $  --         $ 28,001
Cash flows from investing
  activities:
  Purchase of property, plant and
     equipment....................   (18,100)    (15,913)        (122)             --          (34,135)
  Purchase of minority interest...    (7,800)         --           --              --           (7,800)
  Proceeds from the sale of
     investment...................     2,000          --           --              --            2,000
  Decrease in restricted cash.....    13,690          --           --              --           13,690
  Payment received on note
     receivable...................       211          --           --              --              211
  Proceeds from the sale of
     property, plant and
     equipment....................        --       5,409           --              --            5,409
  Other...........................        --        (419)         419              --               --
                                    --------    --------        -----           -----         --------
     Net cash provided by (used
       in) investing activities...    (9,999)    (10,923)         297              --          (20,625)
                                    --------    --------        -----           -----         --------
Cash flows from financing
  activities:
  Payments under capital lease
     obligations..................      (719)         --           --              --             (719)
  Payments under the Senior Credit
     Facility.....................   (27,178)         --           --              --          (27,178)
  Proceeds from borrowings under
     revolving loan facility......    50,000          --           --              --           50,000
  Payments under revolving loan
     facility.....................   (20,000)         --           --              --          (20,000)
  Debt issuance costs.............      (446)         --           --              --             (446)
  Capital contribution from
     minority owner of
     subsidiary...................        --         642           --              --              642
                                    --------    --------        -----           -----         --------
       Net cash provided by
          financing activities....     1,657         642           --              --            2,299
                                    --------    --------        -----           -----         --------
  Effect of cumulative translation
     adjustment...................        --          --         (361)             --             (361)
                                    --------    --------        -----           -----         --------
Net increase in cash..............     8,718         282          314              --            9,314
Cash at the beginning of year.....    32,105         150          151              --           32,406
                                    --------    --------        -----           -----         --------
Cash at the end of year...........  $ 40,823    $    432        $ 465           $  --         $ 41,720
                                    ========    ========        =====           =====         ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING CASH FLOW STATEMENT

                                                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                    --------------------------------------------------------------------
                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities......................  $ 37,814    $ 2,329          $152           $  --         $ 40,295
Cash flows from investing
  activities:
  Purchases of property, plant and
     equipment....................   (11,452)    (3,553)          (83)             --          (15,088)
  Proceeds from the sale of
     property, plant and
     equipment....................        --        250            --              --              250
                                    --------    -------          ----           -----         --------
     Net cash used in investing
       activities.................   (11,452)    (3,303)          (83)             --          (14,838)
                                    --------    -------          ----           -----         --------
Cash flows from financing
  activities:
  Payments under capital lease
     obligations..................    (1,324)        --            --              --           (1,324)
  Payments under the Senior Credit
     Facility.....................   (20,339)        --            --              --          (20,339)
  Proceeds from borrowings under
     revolving loan facility......    14,000         --            --              --           14,000
  Payments under revolving loan
     facility.....................   (44,000)        --            --              --          (44,000)
  Debt issuance costs.............    (1,574)        --            --              --           (1,574)
  Proceeds from issuance of
     preferred stock..............       231         --            --              --              231
  Preferred stock issuance cost...      (422)        --            --              --             (422)
                                    --------    -------          ----           -----         --------
     Net cash (used in) financing
       activities.................   (53,428)        --            --              --          (53,428)
                                    --------    -------          ----           -----         --------
  Effect of cumulative translation
     adjustment...................        --         --           (37)             --              (37)
                                    --------    -------          ----           -----         --------
Net increase (decrease) in cash...   (27,066)      (974)           32              --          (28,008)
Cash at the beginning of year.....    40,823        432           465              --           41,720
                                    --------    -------          ----           -----         --------
Cash at the end of year...........  $ 13,757    $  (542)         $497           $  --         $ 13,712
                                    ========    =======          ====           =====         ========

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING CASH FLOW STATEMENT

                                                    FOR THE YEAR ENDED DECEMBER 31, 2002
                                    --------------------------------------------------------------------
                                       HI      GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities......................  $ 40,968    $ 2,488         $  767          $  --         $ 44,223
Cash flows from investing
  activities:
  Purchases of property, plant and
     equipment....................   (11,194)    (2,901)           (73)            --          (14,168)
  Payment for acquisition, net....      (192)        --             --             --             (192)
  Proceeds from the sale of
     property, plant and
     equipment....................       574         --             --             --              574
  Other...........................       (10)        --             --             --              (10)
                                    --------    -------         ------          -----         --------
     Net cash used in investing
       activities.................   (10,822)    (2,901)           (73)            --          (13,796)
                                    --------    -------         ------          -----         --------
Cash flows from financing
  activities:
  Payments under capital lease
     obligations..................    (1,531)        --             --             --           (1,531)
  Payments under Senior Credit
     Facility.....................    (9,170)        --             --             --           (9,170)
  Proceeds from borrowings under
     the Senior Credit Facility...    35,000         --             --             --           35,000
  Debt issuance costs.............    (4,160)        --             --             --           (4,160)
                                    --------    -------         ------          -----         --------
     Net cash provided by
       financing activities.......    20,139         --             --             --           20,139
                                    --------    -------         ------          -----         --------
  Effect of cumulative translation
     adjustment...................        11         --           (173)            --             (162)
                                    --------    -------         ------          -----         --------
Net increase (decrease) in cash...    50,296       (413)           521             --           50,404
Cash at the beginning of year.....    13,757       (542)           497             --           13,712
                                    --------    -------         ------          -----         --------
Cash at the end of year...........  $ 64,053    $  (955)        $1,018          $  --         $ 64,116
                                    ========    =======         ======          =====         ========

18.  QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes (in thousands) the effect of SAB 101 on the quarters ended for the year 2000:

                          MARCH 31, 2000         JUNE 20, 2000        SEPTEMBER 20, 2000     DECEMBER 31, 2000       TOTAL
                       --------------------   --------------------   --------------------   --------------------   ----------
                                    REVISED                REVISED                REVISED                REVISED
                       PREVIOUSLY     FOR     PREVIOUSLY     FOR     PREVIOUSLY     FOR     PREVIOUSLY     FOR     PREVIOUSLY
                        REPORTED    SAB 101    REPORTED    SAB 101    REPORTED    SAB 101    REPORTED    SAB 101    REPORTED
                       ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------
Net sales............   121,121     112,090    104,932     107,008     96,970     94,975     137,417     146,367    460,440
Gross profit.........    60,477      55,957     55,936      57,231     53,298     51,927      67,215      71,811    236,926
Operating income.....    15,950      12,578     19,359      20,391     16,315     15,195       5,227       8,687     56,851
Net income (loss)....     3,005         897      6,326       6,971      2,591      1,891      (2,135)         28      9,787

                        TOTAL
                       -------
                       REVISED
                         FOR
                       SAB 101
                       -------
Net sales............  460,440
Gross profit.........  236,926
Operating income.....   56,851
Net income (loss)....    9,787

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

     The following table presents quarterly results (in thousands) during 2001.

                                MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31    TOTAL
                                --------   --------   ------------   -----------   --------
Net sales.....................  $94,443    $106,088   $    100,117   $   161,045   $461,693
Gross profit..................   52,722      60,101         56,204        91,773    260,800
Operating income..............    6,714      17,209         11,536        30,506     65,965
Income before extraordinary
  loss........................   (2,615)      3,887          2,160        15,328     18,760
Extraordinary loss, net.......       --          --         15,200            --     15,200
Net income (loss).............   (2,615)      3,887        (13,040)       15,328      3,560

     The following table presents quarterly results (in thousands) during 2002.

                               MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31    TOTAL
                               --------   --------   ------------   -----------   --------
Net sales....................  $118,020   $146,704     $125,673      $184,102     $574,499
Gross profit.................    66,548     84,063       69,673       102,467      322,751
Operating income.............    19,554     26,426       17,296        28,687       91,963
Income before extraordinary
  loss.......................     8,189     11,142        6,909        13,936       40,176
Extraordinary loss, net......        --         --        4,528            --        4,528
Net income...................     8,189     11,142        2,381        13,936       35,648

19.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ending December 31, 2002. The Company is currently evaluating the change to the fair value based method of accounting for stock-based employee compensation. Effective December 31, 2002 the Company has adopted the new disclosure requirements.

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

     In April of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB No. 44 "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 is effective in fiscal years beginning after May 15, 2002. The Company will adopt this provision of SFAS No. 145 with fiscal year beginning on January 1, 2003 and anticipates it will reclassify the Company's previously recorded extraordinary loss into continuing operations. All other provisions of SFAS No. 145 are effective for transactions occurring and financial statements issued after May 15, 2002. The Company adopted these provisions effective May 15, 2002, and there was not a financial accounting impact associated with their adoption.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                 COLUMN B           COLUMN C ADDITIONS           COLUMN D        COLUMN E
            --------               ------------   ------------------------------   -------------   -------------
                                    BALANCE AT    CHARGED TO
                                   BEGINNING OF    COSTS AND    CHARGED TO OTHER                    BALANCE AT
                                      PERIOD      EXPENSES(1)     ACCOUNTS(2)      DEDUCTIONS(3)   END OF PERIOD
                                   ------------   -----------   ----------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 2000...     1,313          2,801             93             (2,240)          1,967
  Year ended December 31, 2001...     1,967          2,254             --             (2,207)          2,014
  Year ended December 31, 2002...     2,014          2,370             --             (2,096)          2,288

---------------

(1) Represents provision for losses on accounts receivable.

(2) Represents collection of accounts previously written off.

(3) Represents write-off of uncollectable accounts receivable.

            COLUMN A                 COLUMN B           COLUMN C ADDITIONS           COLUMN D        COLUMN E
            --------               ------------   ------------------------------   -------------   -------------
                                    BALANCE AT    CHARGED TO
                                   BEGINNING OF    COSTS AND    CHARGED TO OTHER                    BALANCE AT
                                      PERIOD      EXPENSES(A)       ACCOUNTS       DEDUCTIONS(B)   END OF PERIOD
                                   ------------   -----------   ----------------   -------------   -------------
                                                              (AMOUNTS IN THOUSANDS)
Inventory Reserves:
  Year ended December 31, 2000...     1,342          5,256              --            (1,742)          4,856
  Year ended December 31, 2001...     4,856          2,803              --            (3,137)          4,522
  Year ended December 31, 2002...     4,522          6,720              --            (3,226)          8,016

---------------

(A) Provisions for losses.

(B) Write-offs or reserve utilization as a result of inventory sales.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
 2.1         --  Agreement and Plan of Merger, dated April 13, 1998, merging
                 Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).
 2.2         --  Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).
 3.1         --  Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).
 3.2         --  Bylaws of the Company (incorporated by reference to Exhibit
                 3.2 of the Company's Registration Statement on Form S-4, No.
                 333-62021).
 4.1         --  Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust
                 Company of New York (incorporated by reference to Exhibit
                 4.1 of the Company's Registration Statement on Form S-4, No.
                 333-62021).
 4.2         --  First Supplemental Indenture dated as of July 3, 2000 among
                 Home Interiors & Gifts, Inc., Laredo Candle Company, L.L.P.
                 and United States Trust Company of New York (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
 4.3*        --  Second Supplemental Indenture dated as of December 31, 2002 among Home Interiors & Gifts, Inc. , Brenda Buell &
                 Associates, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States
                 Trust Company of New York, as Successor Trustee.
10.1         --  Credit Agreement, dated as of June 4, 1998, among the
                 Company, the Lenders from time to time party thereto, The
                 Chase Manhattan Bank, as syndication agent, National
                 Westminster Bank, PLC, as documentation agent, The
                 Prudential Insurance Company of America, as a co-agent,
                 Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                 co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of
                 the Company's Registration Statement on Form S-4, No.
                 333-62021).
10.1.1       --  First Amendment to Credit Agreement, dated as of December
                 18, 1998, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication
                 agent, National Westminster Bank, PLC, as documentation
                 agent, The Prudential Insurance Company of America, as a
                 co-agent, Societe Generale, as a co-agent, Citicorp USA,
                 Inc., as a co-agent, and Nationsbank, N.A., as
                 administrative agent for the Lenders (incorporated by
                 reference to Exhibit 10.1.1 of the Company's Annual Report
10.1.2       --  on Form 10-K, No. 333-62021, filed March 16, 1999). Second
                 Amendment to Credit Agreement, dated as of March 12, 1999, among the Company, the Lenders from time to time party
                 thereto, The Chase Manhattan Bank, as syndication agent,
                 National Westminster Bank, PLC, as documentation agent, The
                 Prudential Insurance Company of America, as a co-agent,
                 Societe Generale, as a co-agent, Citicorp USA, Inc., as a
                 co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1.2 of the Company's Annual Report on Form 10-K, No. 333-62021,
                 filed March 16, 1999).
10.1.3       --  Third Amendment to Credit Agreement, dated as of November
                 19, 1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication
                 agent, National Westminster Bank, PLC, as documentation
                 agent, The Prudential Insurance Company of America, as a
                 co-agent, Societe Generale, as a co-agent, Citicorp USA,
                 Inc., as a co-agent, and Nationsbank, N.A., as
                 administrative agent for the Lenders(incorporated by
                 reference to Exhibit 10.1.3 of the Company's Annual Report on Form 10-K, No. 333-65201, filed March 14, 2000).
10.1.4       --  Fourth Amendment to Credit Agreement dated as of July 26,
                 2000, but effective as of July 3, 2000, among the Company, the various lenders that are parties thereto, The Chase
                 Manhattan Bank, as syndication agent, National Westminster
                 Bank PLC, as documentation agent, The Prudential Insurance
                 Company of America, Societe Generale, and Citicorp USA,
                 Inc., as co-agents, and Bank of America, N.A., as
                 administrative agent (incorporated by reference to Exhibit
                 10.1 of the Company's Quarterly Report on Form 10-Q, No.
                 333-62021, filed August 14, 2000).

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.1.5       --  Fifth Amendment to Credit Agreement dated as of March 30,
                 2001, among the Company, the various lenders that are
                 parties thereto, The Chase Manhattan Bank, as syndication
                 agent, National Westminster Bank, PLC, as documentation
                 agent, The Prudential Insurance Company of America, as a
                 co-agent, Societe Generale, as a co-agent, Citicorp USA,
                 Inc. as a co-agent and Bank of America, N.A., formerly known as NationsBank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1.5 of the Company's Annual
                 Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.1.6       --  Amended and Restated Credit Agreement dated as of June 30,
                 2001, by and among the Company, Bank of America, N.A., The
                 Chase Manhattan Bank, Citicorp USA, Inc., Societe General
                 and the lenders named thereto (incorporated by reference to
                 Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q,
                 No. 333-62021, filed August 9, 2001).
10.1.7       --  First Amendment to the Amended and Restated Credit Agreement
                 dated as of June 30, 2001 by and among the Company, Bank of
                 America N.A., The Chase Manhattan Bank, Citicorp USA, Inc.,
                 Societe General and the lenders named thereto (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, No. 333-62021, filed on August 1, 2002).
10.2         --  Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc.,
                 Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco
                 de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners,
                 L.P. (incorporated by reference to Exhibit 10.2 of the
                 Company's Registration Statement on Form S-4, No.
                 333-62021).
10.2.1       --  First Amendment to Financial Advisory Agreement dated as of
                 March 30, 2001, between the Company, Dallas Woodcraft, Inc,
                 GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring
                 Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and
                 Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2.1 of the Company's Annual Report on Form
                 10-K, No. 333-62021, filed April 4, 2001).
10.3         --  Monitoring and Oversight Agreement, dated June 4, 1998 between the Company, Dallas Woodcraft, Inc., GIA, Inc.,
                 Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents,
                 Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co.
                 Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4, No.
                 333-62021).
10.3.1       --  First Amendment to Monitoring and Oversight Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft,
                 Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring
                 Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and
                 Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3.1 of the Company's Annual Report on Form
                 10-K, No. 333-62021, filed April 4, 2001).
10.4         --  Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key
                 Employees, dated June 4, 1998 (incorporated by reference to
                 Exhibit 10.5 of the Company's Annual Report on Form 10-K,
                 No. 333-62021, filed March 16, 1999).
10.5         --  Executive Employment Agreement, dated June 4, 1998, between the Company and Donald J. Carter (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on
                 Form S-4, No. 333-62021).
10.6         --  Amendment to Executive Employment Agreement, dated December
                 13, 2000, between Barbara J. Hammond and the Company
                 (incorporated by reference to Exhibit 10.29.3 of the
                 Company's Annual Report on Form 10-K, No. 333-62021 filed
                 April 4, 2001).
10.7         --  Executive Employment Agreement, dated June 4, 1998, between the Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).
10.7.1       --  Second Amended and Restated Employment Agreement, dated
                 December 36, 2001 between Christina L. Carter Urschel and
                 the Company. (incorporated by reference to Exhibit 10.7.1 of the Company's Annual Report on Form 10-K, No. 333-62021
                 filed March 26, 2002.)
10.8         --  Home Interiors & Gifts, Inc., 1998 Stock Option Plan for
                 Unit Directors, Branch Directors and Certain Other
                 Independent Contractors (incorporated by reference to
                 Exhibit 10.10 of the Company's Registration Statement on
                 Form S-4, No. 333-62021).

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.9         --  Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated
                 June 4, 1998 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, No.
                 333-62021).
10.10        --  Agreement, dated February 26, 1997, by and between the
                 Company and Distribution Architects International, Inc.
                 (incorporated by reference to Exhibit 10.12 of the Company's
                 Registration Statement on Form S-4, No. 333-62021).
10.11        --  ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration
                 Statement on Form S-4, No. 333-62021).
10.12        --  Shareholders Agreement, as of June 4, 1998 between the
                 Company, Adkins Family Partnership, LTD., M. Douglas Adkins,
                 Estate of Fern Ardinger, Ardinger Family Partnership, LTD.,
                 Donald J. Carter, Jr., Linda J. Carter, Ronald Lee Carter,
                 Donald J. Carter, William J. Hendrix, as Independent Special
                 Trustee of the Carter 1997 Charitable Remainder Unit Trust,
                 Howard L. Hammond and Barbara J. Hammond, Trustees of the
                 Hammond Family Trust and Christina Carter Urschel
                 (incorporated by reference to Exhibit 10.14 of the Company's
                 Registration Statement on Form S-4, No. 333-62021).
10.13        --  Consulting Services Agreement dated as of June 3, 1999, between the Company and Tompkins Associates Incorporated
                 (incorporated by reference to Exhibit 10.1 of the Company's
                 Quarterly Report on Form 10-Q, No. 333-62021, filed on
                 August 13, 1999).
10.13.1      --  First Amendment to Consulting Services Agreement dated
                 September 2000, between the Company and Tompkins Associates
                 Incorporated. (incorporated by reference to Exhibit 10.16.1 of the Company's Annual Report on Form 10-K, No. 333-62021,
                 filed April 4, 2001).
10.14        --  Granite Tower at the Centre Office Lease dated August 17,
                 1999, between 520 Partners, Ltd. and the Company
                 (incorporated by reference to Exhibit 10.22 of the Company's
                 Annual Report on Form 10-K, No. 333-62021, filed March 14,
                 2000).
10.15        --  Amended and Restated Employment Agreement, dated November
                 10, 2000, between Kenneth J. Cichocki and the Company.
                 (incorporated by reference to Exhibit 10.27.1 of the
                 Company's Annual Report on Form 10-K, No. 333-62021, filed
                 April 4, 2001).
10.15.1      --  Second Amended and Restated Employment Agreement, dated
                 November 1, 2001, between Kenneth J. Cichocki and the
                 Company. (incorporated by reference to Exhibit 10.15.1 of
                 the Company's Annual Report on Form 10-K, No. 333-62021,
                 filed March 26, 2002.)
10.15.2*     --  Amendment to Second Amended and Restated Employment
                 Agreement between Kenneth J. Cichocki and the Company,
                 entered into as of November 15, 2002 and effective as of
                 November 1, 2002.
10.16        --  Employment Agreement, dated May 24, 2000, between Michael D.
                 Lohner and the Company (incorporated by reference to Exhibit
                 10.5 of the Company's Quarterly Report on Form 10-Q, No.
                 333-62021, filed on August 14, 2000).
10.16.1      --  Amended and Restated Employment Agreement, dated December
                 31, 2000, between Michael D. Lohner and the Company.
                 (incorporated by reference to Exhibit 10.28.1 of the
                 Company's Annual Report on Form 10-K, No. 333-62021, filed
                 April 4, 2001).
10.16.2      --  Second Amended and Restated Employment Agreement, dated July
                 30, 2001, between Michael D. Lohner and the Company.
                 (incorporated by reference to Exhibit 10.1 of the Company's
                 Quarterly Reporting Form 10-Q, No. 333-62021 filed on
                 November 9, 2001.)
10.17        --  Lease Schedule No. 1000101377, dated May 5, 2000, between the Company and Banc One Leasing Corporation. (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K, No. 333-62021 filed on March 14, 2000.)
10.18        --  Vectrix Customer Agreement, dated July 21, 2000, executed by
                 Vectrix Business Solutions, Inc. and the Company
                 (incorporated by reference to Exhibit 10.7 of the Company's
                 Quarterly Report on Form 10-Q, No. 333-62021, filed on
                 November 10, 2000).
10.19        --  Industrial Lease dated August 10, 2000 between Parker
                 Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for
                 building and facilities located in Coppell, Texas)
                 (incorporated by reference to Exhibit 10.8 of the Company's
                 Quarterly Report on Form 10-Q, No. 333-62021, filed on
                 August 14, 2000).

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.20        --  Master Lease Agreement dated as of December 30, 1999 between
                 Bank One Leasing Corporation and Home Interiors & Gifts,
                 Inc. (incorporated by reference to Exhibit 10.9 of the
                 Company's Quarterly Report on Form 10-Q, No. 333-62021,
                 filed on August 14, 2000).
10.21        --  Employment Agreement, dated November 1, 2001, between Nora
                 Serrano and the Company. (incorporated by reference to
                 Exhibit 10.21 of the Company's Annual Report on Form 10-K,
                 No. 333-62021, filed March 26, 2002.)
10.21.1*     --  Amendment to Employment Agreement between the Company and
                 Nora Serrano, entered into as of December 12, 2002 and
                 effective as of November 1, 2002.
10.22        --  Commercial lease dated May 21, 2002, between H.T. Ardinger &
                 Son, co. and the Company (for building and facilities
                 located in Carrollton, Texas). (incorporated by reference to
                 Exhibit 10.1 of the Company's Quarterly Reporting Form 10-Q,
                 No. 333-62021, filed August 13, 2002.)
10.23        --  Lease Agreement dated April 10, 2002, between GSG, S.A. de
                 S.V. and Home Interiors de Mexico S. de R.L. de C.V. (for
                 building and facilities located in San Nicolas de Los Garza,
                 Mexico.) (incorporated by reference to Exhibit 10.2 of the
                 Company's Quarterly Reporting Form 10-Q, No. 333-62021 filed
                 August 13, 2002.)
10.24        --  Consulting Agreement dated July 15, 2002, between PWC
                 Consulting and the Company. (incorporated by reference to
                 Exhibit 10.3 of the Company's Quarterly Reporting Form 10-Q,
                 No. 333-62021 filed August 13, 2002.)
10.25        --  Multi-Tenant Industrial Net Lease dated July 29, 2002, between CalWest Industrial Holdings Texas, L.P. and the
                 Company. (incorporated by reference to Exhibit 10.4 of the
                 Company's Quarterly Reporting Form 10-Q, No. 333-62021 filed
                 August 13, 2002.)
10.26        --  Home Interiors & Gifts, Inc. 2002 Stock Option Plan for Key
                 Employees dated August 14, 2002. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Reporting Form
                 10-Q, No. 333-62021 filed November 12, 2002.)
10.27        --  Home Interiors & Gifts, Inc. 2002 Form of Tier 1 Option
                 Agreement. (incorporated by reference to Exhibit 10.2 of the
                 Company's Quarterly Reporting Form 10-Q, No. 333-62021 filed
                 November 12, 2002.)
10.28        --  Home Interiors & Gifts, Inc. 2002 Form of Tier 2 Option
                 Agreement. (incorporated by reference to Exhibit 10.3 of the
                 Company's Quarterly Reporting Form 10-Q, No. 333-62021 filed
                 November 12, 2002.)
10.29        --  Industrial real estate lease dated September 13, 2002
                 between Argent Frankford, L.P. and the Company.
                 (incorporated by reference to Exhibit 10.4 of the Company's
                 Quarterly Reporting Form 10-Q, No. 333-62021 filed November
                 12, 2002.)
10.30        --  Commercial lease dated August 15, 2002 between H.T. Ardinger
                 & Son, co. and the Company (for building and facilities
                 located in Carrollton, Texas.) (incorporated by reference to
                 Exhibit 10.5 of the Company's Quarterly Reporting Form 10-Q,
                 No. 333-62021 filed November 12, 2002.)
10.31*       --  Employment Agreement, dated January 1, 2003, between Eugenia
                 Price and the Company.
10.32*       --  Stock Purchase Agreement dated December 31, 2002 among
                 Brenda Buell & Associates, Inc., Brenda Buell, and the
                 Company.
10.33*       --  Asset Purchase Agreement dated January 25, 2003 among Tempus
                 Corporation, S.A. de C.V., Miguel Angel Pachur Salgado,
                 Oscar Guadalupe de Leon Ulloa and HI Metals, S.A. de C.V.
10.34*       --  Intangible Asset Purchase Agreement dated January 25, 2003 between Miguel Angel Pachur Salgado and Oscar Guadalupe de
                 Leon Ulloa and the Company.
10.35*       --  Asset Purchase Agreement dated January 24, 2003 among
                 Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora
                 Produr, S.A. de C.V., Industrias Tromex Corporation, S.A. de
                 C.V., and HI Ceramics, S.A. de C.V.
21.1*        --  Subsidiaries of the Company.
99.1*        --  Certification of Chief Executive Officer of the Company.
99.2*        --  Certification of Chief Financial Officer of the Company.

---------------

 * Filed herewith.