Form 10-Q
period 2003-03-31
HOME INTERIORS & GIFTS INC
filed 2003-05-13
CIK 1067541

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 (972) 695-1000
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of May 12, 2003, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.

================================================================================

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Interim Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and
  March 31, 2003....................................................       3
Consolidated Statements of Operations and Comprehensive
  Income for the three months ended March 31, 2002 and
  2003..............................................................       4
Consolidated Statements of Cash Flows for the three months
  ended March 31, 2002 and 2003.....................................       5
Notes to Unaudited Interim Consolidated Financial
  Statements........................................................       6
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations...............................      15
Item 3.  Quantitative and Qualitative Disclosure About
  Market Risk.......................................................      20
Item 4.  Controls and Procedures....................................      21
PART II - OTHER INFORMATION
Item 1.  Legal proceedings..........................................      22
Item 6.  Exhibits and Reports on Form 8-K...........................      22

          ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2002 AND MARCH 31, 2003
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                     DECEMBER 31,      MARCH 31,
                                                                         2002            2003
                                                                         ----            ----
                                                                        (IN THOUSANDS, EXCEPT
                                                                          SHARE INFORMATION)
                                   ASSETS
Current assets:
  Cash ..........................................................      $  64,116       $  36,630
  Accounts receivable, net ......................................         13,581          24,489
  Inventories, net ..............................................         55,209          65,757
  Deferred income tax ...........................................          8,399           9,173
  Other current assets ..........................................          2,997           3,258
                                                                       ---------       ---------
          Total current assets ..................................        144,302         139,307
Property, plant and equipment, net ..............................         69,482          79,233
Debt issuance costs, net ........................................          5,067           4,790
Goodwill ........................................................         11,126          12,445
Other assets, net ...............................................            621             598
                                                                       ---------       ---------
          Total assets ..........................................      $ 230,598       $ 236,373
                                                                       =========       =========
                    LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:

  Accounts payable ..............................................      $  32,844       $  29,411
  Accrued seminars and incentive awards .........................         22,435          17,818
  Royalties payable .............................................         13,327           5,635
  Current portion of related party note payable .................            663             663
  Current maturities of long-term debt and capital lease
     obligations ................................................         21,017          20,215
  Other current liabilities .....................................         21,699          36,812
                                                                       ---------       ---------
          Total current liabilities .............................        111,985         110,554
Long-term related party note payable, net of current maturities .          1,362           1,362
Long-term debt and capital lease obligations, net of current
  maturities ....................................................        321,874         321,688
Non-current deferred income tax liability .......................          3,354           2,552
Other liabilities ...............................................         19,724          19,763
                                                                       ---------       ---------
          Total liabilities .....................................        458,299         455,919
                                                                       ---------       ---------
Commitments and contingencies (see Note 9)
Shareholders' deficit:
  Preferred stock, par value $0.01 per share 10,000,000 shares authorized 96,058.98 shares designated as cumulative 12.5%
     Senior Convertible Preferred Stock at a liquidation value of
     $1,000 per share, 96,058.98
     shares issued and outstanding ..............................         94,196          94,196
  Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,240,218 shares issued and outstanding .......          1,524           1,524
  Additional paid-in capital ....................................        180,829         181,753
  Accumulated deficit ...........................................       (503,731)       (496,498)
  Other .........................................................           (519)           (521)
                                                                       ---------       ---------
          Total shareholders' deficit ...........................       (227,701)       (219,546)
                                                                       ---------       ---------
          Total liabilities and shareholders' deficit ...........      $ 230,598       $ 236,373
                                                                       =========       =========

   The accompanying notes are an integral part of these financial statements.

                 HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           2002             2003
                                                           ----             ----
Net sales .........................................      $ 118,020       $ 126,121
Cost of goods sold ................................         51,472          54,877
                                                         ---------       ---------
Gross profit ......................................         66,548          71,244
Selling, general and administrative:
  Selling .........................................         21,361          20,501
  Freight, warehouse and distribution .............         12,917          15,622
  General and administrative ......................         12,602          15,640
  Loss on the disposition of assets ...............             --               4
  Stock option expense ............................            114             924
                                                         ---------       ---------
          Total selling, general and administrative         46,994          52,691
                                                         ---------       ---------
Operating income ..................................         19,554          18,553
Other income (expense):
  Interest income .................................             48             156
  Interest expense ................................         (6,498)         (7,062)
  Other income (expense), net .....................           (119)            (69)
                                                         ---------       ---------
          Other income (expense), net .............         (6,569)         (6,975)
                                                         ---------       ---------
Income before income taxes ........................         12,985          11,578
Provision for income taxes ........................          4,796           4,345
                                                         ---------       ---------
Net income ........................................          8,189           7,233
Other comprehensive income (loss):
  Cumulative translation adjustment ...............             23              (2)
                                                         ---------       ---------
          Other comprehensive income (loss) .......             23              (2)
                                                         ---------       ---------
Comprehensive income ..............................      $   8,212       $   7,231
                                                         =========       =========

   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  2002            2003
                                                                  ----            ----
Cash flows from operating activities:
Net income ................................................      $  8,189       $  7,233
                                                                 --------       --------
Adjustments to reconcile net income to net cash
used in operating activities:
  Depreciation and amortization ...........................         2,953          3,656
  Amortization of debt issuance costs and other ...........           552            277
  Provision for doubtful accounts .........................           531            786
  Provision for losses on inventories .....................         1,079         (2,728)
  Loss on the disposition of assets .......................            --              4
  Stock option expense ....................................           114            924
  Deferred tax benefit ....................................        (2,797)        (1,559)
  Changes in assets and liabilities:
    Accounts receivable ...................................        (7,468)       (12,085)
    Inventories ...........................................        (7,773)        (5,868)
    Other current assets ..................................          (516)          (281)
    Other assets ..........................................             7            (32)
    Accounts payable ......................................           436         (1,893)
    Income taxes payable ..................................         5,364          4,455
    Other accrued liabilities .............................         6,764         (1,832)
                                                                 --------       --------
        Total adjustments .................................          (754)       (16,176)
                                                                 --------       --------
        Net cash provided by (used in) operating activities         7,435         (8,943)
                                                                 --------       --------
Cash flows from investing activities:

  Business acquisitions, net of cash acquired .............            --        (12,430)
  Purchases of property, plant and equipment ..............        (2,039)        (4,592)
  Proceeds from the sale of property, plant and equipment .            --             22
  Increase in restricted cash .............................          (450)            --
                                                                 --------       --------
        Net cash used in investing activities .............        (2,489)       (17,000)
                                                                 --------       --------
Cash flows from financing activities:
  Payments under capital lease obligations ................          (344)          (791)
  Payments of other bank debt .............................            --           (750)
                                                                 --------       --------
        Net cash used in financing activities .............          (344)        (1,541)
                                                                 --------       --------
Effect of cumulative translation adjustment ...............            23             (2)
                                                                 --------       --------
Net increase (decrease) in cash and cash equivalents ......         4,625        (27,486)
Cash and cash equivalents at beginning of year ............        13,712         64,116
                                                                 --------       --------
Cash and cash equivalents at end of period ................      $ 18,337       $ 36,630
                                                                 ========       ========

   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BACKGROUND

     Home Interiors & Gifts, Inc. (the "Company") is a fully-integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's products include, but are not limited to, framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, and tableware (the "Products"). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives ("Displayers") who resell the Products primarily through the "party-plan" method of conducting in-home presentations ("Shows") for potential customers. The Company has approximately 79,300 active Displayers located in the United States, Mexico, Canada and Puerto Rico.

     The Company has been located in Dallas, Texas since its inception in 1957. Currently the majority of the Company's outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm ("Hicks Muse").

     The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. During the first quarter of 2003, approximately 37% of the dollar volume of Products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company's subsidiaries. In addition to the products sold to the Company for the direct selling channel, the subsidiaries have a growing presence in the wholesale supply market.

2. SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The last days of the quarters ended March 31, 2002 and 2003 in the accompanying unaudited consolidated financial information were March 30, 2002 and March 29, 2003, respectively.

     The consolidated financial information as of March 31, 2003 and for the three months ended March 31, 2002 and 2003 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of March 31, 2003, its operating results and comprehensive income for the three months ended March 31, 2002 and 2003, and its cash flows for the three months ended March 31, 2002 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 as filed with the SEC.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior period balances to conform with current year presentation.

STOCK-BASED COMPENSATION PLANS

     The Company has adopted several stock option plans. For Displayers and independent contractors the Company has adopted the "Independent Contractor Stock Option Plan" and accounts for options issued under the Independent Contractor Stock Option Plan in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). For key employees, the Company has adopted the "1998 Key Employee Stock Option Plan" and the "2002 Key Employee Stock Option Plan". The Company accounts for the options issued under the 1998 Key Employee Stock Option Plan and the 2002 Key Employee Stock Option Plan in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

COMPENSATION CHARGE

     SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company's 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistent with SFAS No. 123, the Company's compensation cost and net income for the quarters ended March 31 would approximate (in thousands):

                                                                   3-MONTHS ENDED
                                                                   --------------
                                                                  2002          2003
                                                                  ----          ----
Net income, as reported ..................................      $ 8,189       $ 7,233
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects ........           --           495
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects .............................         (153)         (581)
                                                                -------       -------
Pro forma net income .....................................      $ 8,036       $ 7,147
                                                                =======       =======

3. ACQUISITIONS

     On January 29, 2003, the Company acquired 100% of the assets of Tempus Corporation, S.A. de C.V., a manufacturer of metal products located in Monterrey, Mexico, for approximately $4.7 million, plus deferred payments of $2.6 million, based upon the future profitability of the acquired business above certain thresholds. Existing cash resources were used to fund the acquisition. At closing, the Company paid $2.0 million in cash. In February and March of 2003, the Company paid an additional $2.3 million in cash. The acquisition of Tempus Corporation, S.A. de C.V. was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets purchased, primarily machinery and equipment assets of $4.0 million, based upon their respective fair market values at the date of acquisition, and the excess of purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition, goodwill recognized was approximately $162,000.

     On February 7, 2003, the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively, "Produr") for approximately $6.7 million, plus a deferred payment of $125,000, based upon the profitability of the acquired business in the year 2003. Produr manufactures glass, ceramics, and metal products and is located in Monterrey and Guadalajara, Mexico. Existing cash resources were used to fund the acquisition. Prior to closing, the Company had advanced approximately $5.3 million under the terms of a promissory note that was paid at closing. In connection with the closing, the Company paid liabilities of the selling entities totaling $5.3 million. The acquisition of Produr was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets and liabilities, primarily property and equipment of $6.0 million, inventory of $573,000 and capital lease obligations of $662,000, based upon their respective fair market values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition goodwill recognized was approximately $702,000.

     On March 14, 2003, the Company acquired 100% of the assets of Edward Marshall Boehm, Inc., a manufacturer of porcelain products located in Trenton, New Jersey, for approximately $1.8 million. Existing cash resources were used to fund the acquisition. The acquisition of Edward Marshall Boehm, Inc. was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets purchased, primarily machinery and equipment assets of $461,000 and inventory of $949,000, based upon their respective fair market values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition, goodwill recognized was approximately $400,000.

4. INVENTORIES, NET

     Inventories, net consisted of the following as of December 31, 2002 and March 31, 2003 (in thousands):

                             DECEMBER 31,   MARCH 31,
                                 2002         2003
                                 ----         ----
Raw materials .....            $ 4,974      $ 8,317
Work in process ...              1,175        1,984
Finished goods ....             57,076       60,338
                               -------      -------
                                63,225       70,639
Inventory allowance             (8,016)      (4,882)
                               -------      -------
                               $55,209      $65,757
                               =======      =======

5. OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following as of December 31, 2002 and March 31, 2003 (in thousands):

                             DECEMBER 31,   MARCH 31,
                                2002          2003
                                ----          ----
Interest ................      $ 1,241      $ 7,795
Accrued compensation ....        6,440        3,813
Income tax payable ......           --        4,455
Sales taxes .............        3,980        3,413
Deferred revenue ........        1,274       10,986
Workers' compensation ...        3,142        3,369
Related party ...........        1,441           --
Other current liabilities        4,181        2,981
                               -------      -------
                               $21,699      $36,812
                               =======      =======

6. ADOPTION OF NEW ACCOUNTING STANDARDS

     In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance and of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted certain provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended, March 31, 2003. The Company will evaluate the remaining provisions of SFAS No. 149 that are not effective until June 30, 2003.

     In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 "Interim Financial Report", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ending December 31, 2002. The Company has elected to continue accounting for the employee stock options plans under APB 25, however, the Company has adopted the new disclosure requirements of SFAS No. 148.

     In July of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 January 1, 2003 and there was not a financial accounting impact associated with its adoption.

7.  SEGMENT REPORTING

     The Company's reportable segments are based upon functional lines of business as follows:

     - Direct Selling Domestic -- direct seller of home decorative accessories in the United States;

     - Direct Selling International -- direct seller of home decorative accessories in Mexico, Puerto Rico, and Canada; and

     - Wholesale Supply -- manufactures and distributes candles, framed artwork, mirrors, various types of molded plastic, metal, glass, and ceramic products for affiliates and other non-affiliate resellers.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, non-cash expense for stock options, losses on disposition of assets, and other income expense ("EBITDA"). The Company uses EBITDA as a performance measure due to the Company's required compliance thresholds for EBITDA covenants per the Senior Credit Agreement. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between the wholesale supply and the direct selling markets, as well as the elimination of the investment in each subsidiary for consolidated purposes. The table below presents information about reportable segments used by the Company's executive management team as of and for the quarters ended March 31 (in thousands):

                                                            DIRECT        DIRECT
                                                           SELLING        SELLING      WHOLESALE
                                                           DOMESTIC    INTERNATIONAL     SUPPLY     ELIMINATIONS    CONSOLIDATED
                                                           --------    -------------   ---------    ------------    ------------
                          2002

   Net sales to non-affiliates .......................     $109,094       $ 7,289      $  1,637       $     --        $118,020
   Net sales to affiliates ...........................        3,634            --        32,139        (35,773)             --
   EBITDA ............................................       15,997           871        10,960           (558)         27,270
   Total assets ......................................      166,183         4,094        72,143        (67,148)        175,272
   Capital expenditures ..............................        1,785             4           250             --           2,039

                          2003

   Net sales to non-affiliates .......................     $109,918       $10,093      $  6,110       $     --        $126,121
   Net sales to affiliates ...........................        4,641            --        33,240        (37,881)             --
   EBITDA ............................................       15,697           649        11,549           (383)         27,512
   Total assets ......................................      223,683         6,026       105,535        (98,871)        236,373
   Capital expenditures ..............................        3,017            28         1,547             --           4,592

The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the quarters ended March 31 (in thousands):

                                     2002           2003
                                     ----           ----
EBITDA ......................      $ 27,270       $ 27,512
Effects of SAB 101 ..........        (3,891)        (3,570)
Depreciation and amortization        (2,953)        (3,656)
Loss on disposition of assets            --             (4)
Stock option expense ........          (114)          (924)
Reorganization costs ........          (758)          (805)
Interest income .............            48            156
Interest expense ............        (6,498)        (7,062)
Other expense, net ..........          (119)           (69)
                                   --------       --------
Income before income taxes ..      $ 12,985       $ 11,578
                                   ========       ========

8. GUARANTOR FINANCIAL DATA

     Dallas Woodcraft Company, LP, DWC GP, Inc., GIA, Inc., Homco, Inc., Spring Valley Scents, Inc., Laredo Candle Company, L.P., Brenda Buell and Associates, Inc., EM Boehm, Inc., Homco Puerto Rico, Inc. and HIG Investments, Inc. (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Company's credit agreement with its principal lenders (the "Senior Credit Agreement"), and the Company's 10 1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the "Notes"). The Company's other subsidiaries, Home Interiors de Mexico, S. de R.L. de C.V. and Home Interiors Services de Mexico, S.A. de C.V., HI Ceramics, S.A. de C.V., HI Metals, S.A. de C.V., HI Glass, S.A. de C.V., and HI Trading Mexicana, S.A. de C.V. (collectively, the "Non- Guarantors") have not guaranteed the Senior Credit Facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                           COMPANY      GUARANTORS   NON GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                           -------      ----------   --------------  ------------   ------------
Net sales ..........................      $ 113,040       $ 34,323       $ 6,430       $(35,773)      $ 118,020
Cost of good sold ..................         61,022         22,373         3,292        (35,215)         51,472
                                          ---------       --------       -------       --------       ---------
  Gross profit .....................         52,018         11,950         3,138           (558)         66,548
Total selling, general and
  administrative ...................         43,092          1,526         2,376             --          46,994
                                          ---------       --------       -------       --------       ---------
  Operating income (loss) ..........          8,926         10,424           762           (558)         19,554
Other income (expense), net ........         (6,628)            95           (36)            --          (6,569)
                                          ---------       --------       -------       --------       ---------
  Income (loss) before income
     taxes .........................          2,298         10,519           726           (558)         12,985
Provision for income taxes .........           (807)        (3,678)         (311)            --          (4,796)
Equity in income (loss) of
  subsidiaries, net of tax .........          7,255              4            --         (7,259)             --
                                          ---------       --------       -------       --------       ---------
  Net income (loss) ................          8,746          6,845           415         (7,817)          8,189
Other comprehensive income .........              2             --            21             --              23
                                          ---------       --------       -------       --------       ---------
  Comprehensive income (loss).......      $   8,748       $  6,845       $   436       $ (7,817)      $   8,212
                                          =========       ========       =======       ========       =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                           COMPANY      GUARANTORS   NON GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                           -------      ----------   --------------  ------------   ------------
Net sales ..........................      $ 115,774       $ 38,574       $ 9,912       $(38,139)      $ 126,121
Cost of good sold ..................         60,684         25,001         6,948        (37,756)         54,877
                                          ---------       --------       -------       --------       ---------
  Gross profit .....................         55,090         13,573         2,964           (383)         71,244
Total selling, general and
  administrative ...................         47,121          2,197         3,373             --          52,691
                                          ---------       --------       -------       --------       ---------
  Operating income (loss) ..........          7,969         11,376          (409)          (383)         18,553
Other income (expense), net ........         (6,955)            86          (116)            10          (6,975)
                                          ---------       --------       -------       --------       ---------
  Income (loss) before income
     taxes .........................          1,014         11,462          (525)          (373)         11,578
Benefit (provision) for income taxes           (565)        (3,963)          183             --          (4,345)
Equity in income (loss) of
  subsidiaries, net of tax .........          7,156           (409)           --         (6,747)             --
                                          ---------       --------       -------       --------       ---------
  Net income (loss) ................          7,605          7,090          (342)        (7,120)          7,233
Other comprehensive income (loss) ..             (3)            --             1             --              (2)
                                          ---------       --------       -------       --------       ---------
  Comprehensive income (loss) ......      $   7,602       $  7,090       $  (341)      $ (7,120)      $   7,231
                                          =========       ========       =======       ========       =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                                                   COMPANY    GUARANTORS   NON GUARANTORS  CONSOLIDATING  ELIMINATIONS  CONSOLIDATED
                                                   -------    ----------   --------------  -------------  ------------  ------------
                                                               ASSETS
Current assets:
  Cash ........................................... $  64,053    $   (955)      $ 1,018       $  64,116      $     --     $  64,116
  Accounts receivable, net .......................     9,682       2,226         1,673          13,581            --        13,581
  Inventories, net ...............................    47,186       7,473         3,875          58,534        (3,325)       55,209
  Other current assets ...........................    10,274         952           170          11,396            --        11,396
  Due to (due from) subsidiaries .................   (56,142)     58,569        (2,427)             --            --            --
                                                   ---------    --------       -------       ---------      --------     ---------
      Total current assets .......................    75,053      68,265         4,309         147,627        (3,325)      144,302
Property, plant and equipment, net ...............    51,044      18,079           359          69,482            --        69,482
Investment in subsidiaries .......................    74,805          29            --          74,834       (74,834)           --
Debt issuance costs and other assets .............     5,663      11,151            --          16,814            --        16,814
                                                   ---------    --------       -------       ---------      --------     ---------
      Total assets ............................... $ 206,565    $ 97,524       $ 4,668       $ 308,757      $(78,159)    $ 230,598
                                                   =========    ========       =======       =========      ========     =========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ............................... $  28,597    $  3,159       $   457       $  32,213      $    631     $  32,844
  Related party note payable .....................       663          --            --             663            --           663
  Current maturities of long-term debt and capital
   lease obligations .............................    20,266         751            --          21,017            --        21,017
  Other current liabilities ......................    35,973      20,030         1,458          57,461            --        57,461
                                                   ---------    --------       -------       ---------      --------     ---------
      Total current liabilities ..................    85,499      23,940         1,915         111,354           631       111,985
Long term related party note payable .............     1,362          --            --           1,362            --         1,362
Long-term debt and capital lease obligations, net
  of current maturities ..........................   321,874          --            --         321,874            --       321,874
Other liabilities ................................    21,043       1,612           423          23,078            --        23,078
                                                   ---------    --------       -------       ---------      --------     ---------
      Total liabilities ..........................   429,778      25,552         2,338         457,668           631       458,299
                                                   ---------    --------       -------       ---------      --------     ---------
Commitments and contingencies
   (see Note 9)
Shareholders' equity (deficit):
  Preferred stock ................................    94,196          --            --          94,196            --        94,196
  Common stock ...................................     1,524       1,001            14           2,539        (1,015)        1,524
  Additional paid-in capital .....................   180,829      35,436         1,014         217,279       (36,450)      180,829
  Retained earnings (accumulated deficit) ........  (499,773)     35,535         1,832        (462,406)      (41,325)     (503,731)
  Other ..........................................        11          --          (530)           (519)           --          (519)
                                                   ---------    --------       -------       ---------      --------     ---------
      Total shareholders' equity (deficit) .......  (223,213)     71,972         2,330        (148,911)      (78,790)     (227,701)
                                                   ---------    --------       -------       ---------      --------     ---------
      Total liabilities and shareholders' equity
        (deficit) ................................ $ 206,565    $ 97,524       $ 4,668       $ 308,757      $(78,159)    $ 230,598
                                                   =========    ========       =======       =========      ========     =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2003

                                                   COMPANY   GUARANTORS   NON GUARANTORS  CONSOLIDATING   ELIMINATIONS  CONSOLIDATED
                                                   -------   ----------   --------------  -------------   ------------  ------------
                                                                ASSETS
Current assets:
  Cash .........................................  $  35,354   $  (1,738)      $  3,014       $  36,630    $         --    $  36,630
  Accounts receivable, net .....................     16,886       2,779          4,824          24,489              --       24,489
  Inventories, net .............................     53,054      11,158          5,244          69,456          (3,699)      65,757
  Other current assets .........................     10,734       1,278            419          12,431              --       12,431
  Due to (due from) subsidiaries ...............    (41,371)     49,480         (8,109)             --              --           --
                                                  ---------   ---------       --------       ---------       ---------    ---------
      Total current assets .....................     74,657      62,957          5,392         143,006          (3,699)     139,307
Property, plant and equipment, net .............     49,444      18,940         10,849          79,233              --       79,233
Investment in subsidiaries .....................     95,167      10,926             --         106,093        (106,093)          --
Debt issuance costs and other assets ...........      5,333      11,628            872          17,833              --       17,833
                                                  ---------   ---------       --------       ---------       ---------    ---------
      Total assets .............................  $ 224,601   $ 104,451       $ 17,113       $ 346,165       $(109,792)   $ 236,373
                                                  =========   =========       ========       =========       =========    =========

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .............................  $  24,386   $   2,868       $  1,526       $  28,780       $     631    $  29,411
  Related party note payable ...................        663          --             --             663              --          663
  Current maturities of long-term debt
   and capital lease obligations ...............     20,215          --             --          20,215              --       20,215
  Other current liabilities ....................     50,659       7,630          1,976          60,265              --       60,265
                                                  ---------   ---------       --------       ---------       ---------    ---------
      Total current liabilities ................     95,923      10,498          3,502         109,923             631      110,554
Long term related party note payable ...........      1,362          --             --           1,362              --        1,362
Long-term debt and capital lease obligations,
  net of current maturities ....................    321,688          --             --         321,688              --      321,688
Other liabilities ..............................     20,315       1,710            290          22,315              --       22,315
                                                  ---------   ---------       --------       ---------       ---------    ---------
      Total liabilities ........................    439,288      12,208          3,792         455,288             631      455,919
                                                  ---------   ---------       --------       ---------       ---------    ---------
Commitments and contingencies
   (see Note 9)

Shareholders' equity (deficit):
  Preferred stock ..............................     94,196          --             --          94,196              --       94,196
  Common stock .................................      1,524       1,001             28           2,553          (1,029)       1,524
  Additional paid-in capital ...................    181,753      48,640         12,331         242,724         (60,971)     181,753
  Retained earnings (accumulated deficit) ......   (492,168)     42,602          1,491        (448,075)        (48,423)    (496,498)
  Other ........................................          8          --           (529)           (521)             --         (521)
                                                  ---------   ---------       --------       ---------       ---------    ---------
      Total shareholders' equity (deficit) .....   (214,687)     92,243         13,321        (109,123)       (110,423)    (219,546)
                                                  ---------   ---------       --------       ---------       ---------    ---------
      Total liabilities and shareholders'
        equity (deficit) .......................  $ 224,601   $ 104,451       $ 17,113       $ 346,165       $(109,792)   $ 236,373
                                                  =========   =========       ========       =========       =========    =========

                  CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                            -----------------------------------------
                                          COMPANY       GUARANTORS       NON GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                          -------       ----------       --------------    ------------     ------------
Net cash provided by (used in)
operations .....................          $  7,639       $    (20)          $  (184)          $ --          $  7,435
                                          --------       --------           -------           ----          --------
Cash flows from investing
activities:
  Purchase of property, plant
  and equipment ....................        (1,785)          (250)               (4)            --            (2,039)
  Increase in restricted cash ......          (450)            --                --             --              (450)
                                          --------       --------           -------           ----          --------
    Net cash used in investing
    activities .....................        (2,235)          (250)               (4)            --            (2,489)
                                          --------       --------           -------           ----          --------
Cash flows from financing
activities:
  Payments under capital lease
  obligations ......................          (344)            --                --             --              (344)
                                          --------       --------           -------           ----          --------
    Net cash used in financing
    activities .....................          (344)            --                --             --              (344)
                                          --------       --------           -------           ----          --------
   Effect of cumulative
   translation adjustment ..........             2             --                21             --                23
                                          --------       --------           -------           ----          --------
Net increase (decrease) in cash
and cash equivalents ...............         5,062           (270)             (167)            --             4,625
                                          --------       --------           -------           ----          --------
Cash and cash equivalents at the
beginning of year ..................        13,757           (542)              497             --            13,712
                                          --------       --------           -------           ----          --------
Cash and cash equivalents at the
end of period ......................      $ 18,819       $   (812)          $   330           $ --          $ 18,337
                                          ========       ========           =======           ====          ========

                                                           FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                           -----------------------------------------
                                          COMPANY       GUARANTORS       NON GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                          -------       ----------       --------------    ------------     ------------
Net cash provided by (used in)
operations .........................      $(23,666)      $ 11,484           $ 3,239           $ --          $ (8,943)
                                          --------       --------           -------           ----          --------
Cash flows from investing
activities:
  Purchase of property, plant
  and equipment ....................        (3,017)          (885)             (690)            --            (4,592)
  Business acquisitions, net of cash
  acquired .........................        (1,799)       (10,631)               --             --           (12,430)
  Other ............................            23             (1)               --             --                22
                                          --------       --------           -------           ----          --------
    Net cash used in investing
    activities .....................        (4,793)       (11,517)             (690)            --           (17,000)
                                          --------       --------           -------           ----          --------
Cash flows from financing
activities:
  Payments under capital lease
  obligations ......................          (237)            --              (554)            --              (791)
  Payments other bank debt .........            --           (750)               --             --              (750)
                                          --------       --------           -------           ----          --------
    Net cash used in financing
    activities .....................          (237)          (750)             (554)            --            (1,541)
                                          --------       --------           -------           ----          --------
   Effect of cumulative
   translation adjustment ..........            (3)            --                 1             --                (2)
                                          --------       --------           -------           ----          --------
Net increase (decrease) in cash
and cash equivalents ...............       (28,699)          (783)            1,996             --           (27,486)
                                          --------       --------           -------           ----          --------
Cash and cash equivalents at the
beginning of year ..................        64,053           (955)            1,018             --            64,116
                                          --------       --------           -------           ----          --------
Cash and cash equivalents at the
end of period ......................      $ 35,354       $ (1,738)          $ 3,014           $ --          $ 36,630
                                          ========       ========           =======           ====          ========

9. COMMITMENTS AND CONTINGENCIES

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

     On April 25, 2002, the Company in the name of several House of Lloyd entities, filed a petition against Richmont Corporation, Richmont International, Inc. d/b/a Richmont House and John P. Rochon ("Defendants") asserting various claims arising from, inter alia, the Letter Agreement. Defendants answered the lawsuit and, on September 12, 2002, filed an Original, Counterclaim and Third Party Petition against the House of Lloyd entities, as counter-defendants, and the Company and Mr. Donald J. Carter Jr., as a third-party defendants, pursuant to which defendants asserted claims for tortious interference with prospective business relations, tortious interference with existing business relations, a business disparagement, conspiracy and malicious prosecution, and were seeking actual damages and punitive damages in the amount of $100 million. The House of Lloyd entities, the Company and Mr. Carter answered the Original Counterclaim and third party petition, and filed an additional action against the Defendants in the United States Bankruptcy Court for the Western District of Missouri, Kansas City Division (the "Bankruptcy Court").

     On March 10, 2003, the Defendants entered into a Settlement Agreement and General Release (the "Settlement Agreement") in favor of the Company and Donald
J. Carter, Jr. which disposes of and fully resolves the pending claims without the payment of any material amounts by any of the parties. All orders of dismissals have been submitted and entered and all settlement documents have been signed.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes as of and for the year ended December 31, 2002, included in its Form 10-K. Unless otherwise mentioned, all references to the number of Displayers, number of orders shipped and average order size relate to domestic direct sales activity only.

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

     All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) Displayer recruiting and activity levels; (ii) loss or retirement of key members of management; (iii) imposition of foreign, federal or state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of new products and promotion programs; (vii) general economic conditions and (viii) the success of integrating the recently acquired businesses. Many of these factors will be beyond the control of the Company.

     Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

COMPANY BACKGROUND

     The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of March 31, 2003, the Company has approximately 79,300 active Displayers located in the United States, Mexico, Canada and Puerto Rico. The Company's direct sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales. The Company also sells products to customers outside of its direct selling channel, however, to date such sales have not been significant.

     To stimulate sales within the direct selling channel, the Company offers a variety of discounts and incentives to Displayers. The amount and timing of discounts and incentives vary from year to year. The cost of discounts is reflected in the Company's net sales while the cost of incentives is reflected in selling expense.

COMPANY DIRECT SELLING STRATEGY

     The Company has evolved its strategy to put greater focus on what management believes to be the key drivers of the direct selling business, which are recruiting, retention and productivity of the Displayer base.

     The Company recognizes the need to continue to attract and retain new Displayers. As of March 31, 2003, the Company's active Displayer base in the United States increased 7.5% to approximately 63,400 active Displayers from approximately 59,000 as of March 31, 2002. This increase was a result of the Company's continued focus on key areas such as Displayer understanding and awareness of the Hostess program, improved training and business guides and a more clearly defined and communicated career strategy as reflected in the new recruit program.

     The retention of experienced Displayers requires operational focus on several areas: product distribution fulfillment rates, product selection and Displayer training and motivation. Fulfillment rates for product distribution remained strong at approximately 99% at March 31, 2003 and 2002. The Company is continuing to introduce new products in 2003, which compliment the current line of products, in an attempt to give the product line a fresh and more innovative look. New products are carefully selected and tested with Displayers prior to their introduction and placement in the product line. Lastly, the Company's new "Recertification" program retrains Displayers on how to become more effective Displayers, Recruiters, and Trainers by helping them develop and enhance their leadership skills. In order to enhance this program, the Company has partnered with John Maxwell, a New York Times best-selling author on leadership. Mr. Maxwell will be communicating with the field leadership through various media including newsletters, audio, and regularly scheduled conference calls to help them develop and enhance their leadership skills and grow their business.

     Displayer training and motivation requires the introduction of sales promotion and development activities directed at helping Displayers increase their productivity. Sales tools such as "Power Paks" have helped the field leadership plan and present more effective sales meetings and training sessions for the Displayer. The continuation of the "Pocketful of Hope" charity initiative has also helped to increase productivity by raising approximately $200,000 in the three months ended March 31, 2003 for various charities through sales of special products that were developed specifically for each charity.

COMPANY MANUFACTURING STRATEGY

     The Company continues to emphasize products of its manufacturing subsidiaries in the direct selling channel, which provides opportunities for gross margin improvements and leverage of the fixed expense component of its cost structure. This increased focus of the manufacturing strategy has supported Displayer productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.

     The Company has also increased its presence in its wholesale supply channel with sales to non-affiliate resellers. Sales to non-affiliate resellers for the three months ended March 31, 2003 were $6.1 million as compared to $1.6 million in the comparable period of 2002. The domestic manufacturing subsidiaries doubled sales to non-affiliate resellers to $3.2 million in the first quarter of 2003 as compared to $1.6 million in the comparable period of the prior year. Newly acquired manufacturing companies (described below) contributed an additional $2.9 million of wholesale supply channel sales in the three months ended March 31, 2003.

     In an effort to further increase the Company's manufacturing capabilities, as well as its sales outside of the direct selling channel, the Company acquired Brenda Buell & Associates, Inc. ("BBA"), a wholesaler that designs and develops iron and glass accessories, on December 31, 2002. Additionally, during the first quarter of 2003, the Company acquired certain assets of Tempus Corporation, S.A. de C.V. ("HI Metals"), a metals manufacturing company in Mexico on January 29, 2003 and Ceramica y Vidiro de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V. ("HI Ceramics") and Industrias Tromex Corporation, S.A. de C.V., ("HI Glass") a metals, glass and ceramic manufacturing facility in Mexico on February 7, 2003 and Edward Marshall Boehm, Inc. ("Boehm") a porcelain manufacturing company in New Jersey on March 14, 2003.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Net sales increased $8.1 million, or 6.9%, to $126.1 million in the three months ended March 31, 2003, from $118.0 million in the comparable period in 2002. The primary variables that impact domestic direct sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. The average number of active domestic Displayers increased to approximately 63,700 in the three months ended March 31, 2003, from 58,700 in the same period of 2002. The number of orders shipped increased 12.2% to 214,266 in the first quarter of 2003 from 190,945 in the 2002 period. In addition, the number of orders per Displayer increased 3.4% to 3.36 from 3.25 for the three months ended March 31, 2003 and 2002, respectively. Finally, the average order size decreased 10.2% to $513 in the three months ended March 31, 2003, as compared to $571 in the comparable period in 2002 primarily due to the increase of newer Displayers who are historically less productive and the timing of incentive promotions. In addition, international direct sales increased $2.8 million in the comparable quarters primarily related to the increase in the Mexico displayer base. These variables, combined with increased wholesale supply sales by the Company's manufacturing subsidiaries of $4.5 million, comprised the majority of the increase in net sales.

     Gross profit increased $4.7 million, or 7.1%, to $71.2 million in the three months ended March 31, 2003 from $66.5 million in the three months ended March 31, 2002. As a percentage of net sales, gross profit increased slightly to 56.5% in the first quarter of 2003 from 56.4% in the first quarter of 2002. In addition, approximately $303,000 of non-recurring costs related to redundant labor and inventory valuation adjustments for the new international manufacturing entities is included in gross margin for the three months ended March 31, 2003.

     Selling expense decreased 4.0% to $20.5 million in the three months ended March 31, 2003 from $21.4 million in the comparable period of 2002. As a percentage of net sales, selling expense decreased to 16.3% as of the quarter ended March 31, 2003 from 18.1% in the comparable period of 2002. The decrease in percentage is primarily due to the timing of sales promotion, primarily incentive trips and recognition of income on expired unredeemed incentive certificates.

     Freight, warehouse and distribution expense increased $2.7 million, or 20.9%, to $15.6 million in the three months ended March 31, 2003 from $12.9 million in the three months ended March 31, 2002. These costs were 12.4% of net sales in the 2003 period, as compared to 10.9% in the comparable 2002 period. This increase in freight, warehouse and distribution expense as a percentage of sales was primarily due to increased freight and labor related to the increase in the number of orders and decrease in average order sizes.

     General and administrative expense increased $3.0 million, or 24.1%, to $15.6 million in the three months ended March 31, 2003, from $12.6 million in the three months ended March 31, 2002. The increase consists primarily of a $0.6 million increase in facility related expenses, a $0.6 million increase in depreciation and amortization expense, an increase in account maintenance and bad debt fees related to field personnel of $0.5 million, $0.4 million increase in employee benefit related expenses such as insurance and wages, and an increase in professional fees of $0.2 million. Included in general and administrative expense are certain additional non-recurring costs related to excess facilities and uncapitalizable fees related to the implementation of the new JD Edwards computer system. These costs were approximately $502,000 and $758,000 for the quarters ended March 31, 2003 and 2002, respectively.

     Stock option expense of approximately $0.9 million was recorded in the three months ended March 31, 2003, as compared to $0.1 million in the comparable 2002 period due primarily to compensation expense on performance-based options issued under the 2002 Key Employee Stock Option Plan.

     Interest expense increased $0.6 million to $7.1 million in the three months ended March 31, 2003, from $6.5 million in the three months ended March 31, 2002. The increase in interest expense is primarily related to the higher debt balance as a result of the debt refinancing in July 2002.

     Income taxes decreased $0.5 million to $4.3 million in the three months ended March 31, 2003 from $4.8 million in the comparable period of 2002. Income taxes, as a percentage of income before income taxes was 37.5% in the three months ended March 31, 2003, as compared to 36.9% in the three months ended March 31, 2002. The Company believes that the effective income tax rate for the year ended December 31, 2003 will be consistent with its effective income tax rate for the three-month period ended March 31, 2003.

SEGMENT PROFITABILITY

     The Company's reportable segments include its domestic and international direct sales operations and its wholesale supply operations. The manufacturing operations are part of the wholesale supply segment and sell substantially all of their products to the Company. As a result, wholesale supply operation sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico, Puerto Rico and Canada. International direct sales are directly attributable to the number of international Displayers the Company has selling its products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance The Company uses EBITDA as a performance measure due to the Company's required compliance thresholds for EBITDA covenants per the Senior Credit Agreement. See Note 7 to the Consolidated Financial Statements.

The Three Months Ended March 31, 2003 compared to the Three Months Ended March 31, 2002

    Consolidated net sales increased $8.1 million, or 6.9%, to $126.1 million in the three months ended March 31, 2003, from $118.0 million in the comparable 2002 period. Consolidated EBITDA increased $0.2 million, or 0.9%, to $27.5 million in the quarter ended March 31, 2003 as compared to $27.3 million in the three months ended March 31, 2002. See discussion in "Results of Operations."

Direct Selling

    Domestic

    Domestic net sales to non-affiliates and affiliates increased $1.9 million, or 1.6% to $114.6 million from $112.7 million in the previous year. Of this increase, sales to affiliates increased by $1.0 million. The primary sales drivers for non-affiliate sales are average order size, Displayer productivity and number of active Displayers. Domestic EBITDA decreased $0.3 million or 1.9% in the quarter ended March 31, 2003 as compared to the comparable 2002 period. The primary reasons for the decrease are discussed in the "Results of Operations."

    International

    International direct sales include sales in Mexico, Canada and Puerto Rico. These sales increased $2.8 million, or 38.5%, to $10.1 million in the three months ended March 31, 2003, from $7.3 million in the three months ended March 31, 2002. This increase is primarily due to the increase in the Displayer base in Mexico and Canada. As of March 31, 2003, the Displayer base was approximated 14,600, 800 and 500 in Mexico, Canada and Puerto Rico, respectively as compared to 9,600, 200 and 400 in the comparable period of 2002. EBITDA related to International direct sales decreased $0.3 million, or 25.5%, to $0.6 million in the quarter ended March 31, 2003 as compared to $0.9 million in the quarter ended March 31, 2002. Unfavorable movement in the exchange rate negatively impacted International EBITDA in the comparable quarters of 2003 and 2002.

Wholesale Supply

    The Company is in the process of growing its wholesale supply operations through its domestic and international manufacturing facilities. External sales for the three-month period totaled $6.1 million as compared to $1.6 million in the comparable period of 2002. Of these sales, 47.2% or $2.9 million were generated by the previously-described newly acquired companies and their existing customer base - BBA, Boehm, HI Metals, HI Ceramics and HI Glass. EBITDA generated through wholesale supply operations totaled $11.5 million in the three months ended March 31, 2003 as compared to $11.0 million in the comparable period of 2002.

    Domestic

    Domestic manufacturing operations consist of Dallas Woodcraft Company, LP ("DWC"), Laredo Candle Company, L.P. "(Laredo Candle") and GIA, Inc. ("GIA") as well as two recently acquired operations, BBA and Boehm. Net sales generated by the domestic manufacturing entities grew 11.7%, or $3.9 million, to $37.7 million in the three months ended March 31, 2003 from $33.8 million in the comparable period of 2002. The newly acquired entities generated $1.4 million of the increase while the established entities accounted for the remaining $2.5 million. Of total domestic manufacturing sales, $33.1 million was sold to the Company for distribution to the Displayer base. The remaining $4.6 million of sales was distributed through wholesale supply operations. Domestic manufacturing EBITDA increased $0.8 million, or 8.0%, to $11.8 million in the quarter ended March 31, 2003 from $11.0 million in the comparable period of 2002. The EBITDA contribution of the new acquisitions was not material in the quarter ended March 31, 2003.

    International

    The international manufacturing operations; HI Metals, HI Ceramics and HI Glass, were acquired in February 2003. Sales related to these entities were $2.0 million for the three months ended March 31, 2003, of which, $1.5 million was distributed through wholesale supply to external customers. EBITDA for these new acquisitions was $(287,000). Approximately $303,000 of cost of goods sold of the international manufacturing operations was recorded as non-recurring reorganization expense related to redundant labor and inventory valuation adjustments and considered an add-back for EBITDA.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $27.5 million to $36.6 million as of March 31, 2003, from $64.1 million at December 31, 2002. The decrease resulted from a use of cash of $9.0 million, $17.0 million and $1.5 million for operating, investing and financing activities, respectively.

     Net cash used in operating activities increased $16.4 million during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The majority of the increase in funds used is attributable to a decrease of $2.3 million related to accounts payable, a $7.6 million decrease in royalties payable due to lower commissionable sales, a $1.2 million decrease in seminar and incentive payable due to timing of incentives, and a $4.6 million increase in accounts receivable.

     Net cash used in investing activities increased $14.5 million in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Purchases of property, plant and equipment in the three months ended March 31, 2003 totaled $4.6 million, as compared to $2.0 million in the three months ended March 31, 2002. In addition, approximately $12.4 million was used to purchase certain assets of the new manufacturing entities in Mexico and New Jersey. In the three months ended March 31, 2002, restricted cash of $450,000 was placed in escrow to fund an asset purchase in the second quarter of 2002.

     Net cash used in financing activities was $1.5 million in the three months ended March 31, 2003, as compared to $0.3 million in the three months ended March 31, 2002. This change was primarily as a result of timing of principal payments due under the capital leases and other debt.

     Payments on the Company's Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $30.0 million of revolving loans ("Revolving Loans"), which mature on June 30, 2004. The Revolving Loans were not utilized during the first quarter of 2003 or 2002 and as of May 12, 2003, there was no outstanding balance on the Revolving Loans.

     No payments were made in regards to debt service for the three months ended March 31, 2003. Principal and interest payments of $14.2 million were paid after the end of the first quarter of 2003 as a result of the timing of the due dates for the payments and the Company's quarter end on March 29, 2003.

     The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, and maximum leverage ratios, capital expenditure measurements and EBITDA measurements. Subject to the financial ratios and tests, the Company will be required to make certain mandatory prepayments of the term loans on an annual basis beginning in March 2003. The Company made a $12.4 million prepayment of interest and principal on March 31, 2003, after the Company's quarter end on March 29, 2003.

     As of May 12, 2003, the Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company's Products are sold in Mexico and Canada thereby subjecting the Company to financial market risk due to fluctuating foreign currency exchange rates. Historically, due to a stable foreign exchange and due to the fact that these operations have not been significant, the foreign currency exposure has been minimal. However, as the Company's international operations become significant to the Company as a whole, changes in foreign currency exchange rates could have a material effect on the Company in the future. The Company has not entered into any hedging instruments related to foreign currency risk.

     As a result of the interest pricing mechanism associated with the Senior Credit Facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company's desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. The Company is not party to any hedging instruments. In addition, the Company does not use derivative instruments for trading or speculative purposes.

ADOPTION OF ACCOUNTING STANDARDS

     In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance and of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted certain provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended, March 31, 2003. The Company will evaluate the remaining provisions of SFAS No. 149 that are not effective until June 30, 2003.

     In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 "Interim Financial Report", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ending December 31, 2002. The Company has elected to continue accounting for the employee stock option plans under APB 25, however, the Company has adopted the new disclosure requirements of SFAS No. 148.

     In July of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 January 1, 2003 and there was not a financial accounting impact associated with its adoption.

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

     On April 25, 2002, the Company in the name of several House of Lloyd entities, filed a petition against Richmont Corporation, Richmont International, Inc., d/b/a Richmont House and John P. Rochon ("Defendants") asserting various claims arising from, inter alia, the Letter Agreement. Defendants answered the lawsuit and, on September 12, 2002, filed an Original, Counterclaim and Third Party Petition against the House of Lloyd entities, as counter-defendants, and the Company and Mr. Donald J. Carter Jr., as third-party defendants, pursuant to which defendants asserted claims for tortious interference with prospective business relations, tortious interference with existing business relations, business disparagement, conspiracy and malicious prosecution, and were seeking actual damages and punitive damages in the amount of $100 million. The House of Lloyd entities, the Company and Mr. Carter answered the Original Counterclaim and third party petition, and filed an additional action against the Defendants in the United States Bankruptcy Court for the Western District of Missouri, Kansas City Division (the "Bankruptcy Court").

     On March 10, 2003, the Defendants entered into a Settlement Agreement and General Release (the "Settlement Agreement") in favor of the Company and Donald
J. Carter, Jr., which disposes of and fully resolves the pending claims without the payment of any material amounts by any of the parties. All orders of dismissals have been submitted and entered and all settlement documents have been signed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

             EXHIBIT
              NUMBER                               DESCRIPTION
              ------                               -----------
              10.1*      Asset Purchase Agreement dated March 5, 2003 among Edward
                         Marshall Boehm, Inc., Douglas Lorie, Inc., Helen F. Boehm and
                         EM Boehm, Inc.

              10.2*      Third Supplemental Indenture dated as of March 14, 2003 among
                         Home Interiors & Gifts, Inc., EM Boehm, Inc., and The Bank of
                         New York, as successor in interest to the corporate trust
                         business of United States Trust Company of New York, as
                         Successor Trustee.

              99.1*      Certification of Chief Executive Officer of the Company.

              99.2*      Certification of Chief Financial Officer of the Company.

     (b) Reports on Form 8-K

     None

-----------

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

Date: May 12, 2003

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

Date: May 12, 2003

                              /s/ Donald J. Carter, Jr.
                              -------------------------------------
                              Donald J. Carter, Jr.
                              Chairman and Chief Executive Officer

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

Date: May 12, 2003

                              /s/ KENNETH J. CICHOCKI
                              -------------------------------
                              Kenneth J. Cichocki
                              Chief Financial Officer

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                              DESCRIPTION
       ------                              -----------
       10.1*     Asset Purchase Agreement dated March 5, 2003 among Edward
                 Marshall Boehm, Inc., Douglas Lorie, Inc., Helen F. Boehm and
                 EM Boehm, Inc.

       10.2*     Third Supplemental Indenture dated as of March 14, 2003 among
                 Home Interiors & Gifts, Inc., EM Boehm, Inc., and The Bank of
                 New York, as successor in interest to the corporate trust business of United States Trust Company of New York, as
                 Successor Trustee.

       99.1*     Certification of Chief Executive Officer of the Company.

       99.2*     Certification of Chief Financial Officer of the Company.

-----------

     *Filed herewith.