Form 10-Q
period 2003-06-30
HOME INTERIORS & GIFTS INC
filed 2003-08-12
CIK 1067541

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                        COMMISSION FILE NUMBER 333-62021

                                 ---------------

                          HOME INTERIORS & GIFTS, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                         75-0981828
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

1649 FRANKFORD ROAD WEST, CARROLLTON, TEXAS                      75007-4605
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

As of August 12, 2003, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.

================================================================================

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------
PART I - FINANCIAL INFORMATION
Item 1. Unaudited Interim Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and
  June 30, 2003 ......................................................................          3
Consolidated Statements of Operations and Comprehensive
  Income for the three months and six months ended June 30, 2002 and
  2003 ...............................................................................          4
Consolidated Statements of Cash Flows for the six months
  ended June 30, 2002 and 2003 .......................................................          5
Notes to Unaudited Interim Consolidated Financial
  Statements .........................................................................          6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations ................................................         17
Item 3. Quantitative and Qualitative Disclosure About
  Market Risk ........................................................................         25
Item 4. Controls and Procedures ......................................................         25
PART II - OTHER INFORMATION
Item 1. Legal proceedings ............................................................         26
Item 6. Exhibits and Reports on Form 8-K .............................................         26

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2002 AND JUNE 30, 2003
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                   (UNAUDITED)

                                                                            DECEMBER 31,     JUNE 30,
                                                                               2002            2003
                                                                            ------------   ------------
                                                 ASSETS

Current assets:
  Cash .................................................................    $     64,116   $     15,699
  Accounts receivable, net .............................................          13,581         25,568
  Inventories, net .....................................................          55,209         88,916
  Deferred income tax ..................................................           8,399          9,935
  Other current assets .................................................           2,997          4,496
                                                                            ------------   ------------
          Total current assets .........................................         144,302        144,614
Property, plant and equipment, net .....................................          69,482         78,920
Debt issuance costs, net ...............................................           5,067          4,511
Goodwill ...............................................................          11,126         12,695
Other assets, net ......................................................             621            661
                                                                            ------------   ------------
          Total assets .................................................    $    230,598   $    241,401
                                                                            ============   ============
                                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable .....................................................    $     32,844   $     43,582
  Accrued seminars and incentive awards ................................          22,435         14,529
  Royalties payable ....................................................          13,327          6,356
  Current portion of related party note payable ........................             663            663
  Current maturities of long-term debt and capital lease
     obligations .......................................................          21,017          7,701
  Other current liabilities ............................................          21,699         33,343
                                                                            ------------   ------------
          Total current liabilities ....................................         111,985        106,174
Long-term related party note payable, net of current maturities ........           1,362          1,362
Long-term debt and capital lease obligations, net of current
  maturities ...........................................................         321,874        319,641
Non-current deferred income tax liability ..............................           3,354          2,923
Other liabilities ......................................................          19,724         19,358
                                                                            ------------   ------------
          Total liabilities ............................................         458,299        449,458
                                                                            ------------   ------------
Commitments and contingencies (see Note 9)
Shareholders' deficit:
  Preferred stock, par value $0.01 per share 10,000,000 shares authorized 96,058.98 shares designated as cumulative 12.5%
     Senior Convertible Preferred Stock at a liquidation value of
     $1,000 per share, 96,058.98 shares issued and outstanding .........          94,196         94,196
  Common stock, par value $0.10 per share, 75,000,000 shares
     authorized, 15,240,218 shares issued and outstanding ..............           1,524          1,524
  Additional paid-in capital ...........................................         180,829        183,044
  Accumulated deficit ..................................................        (503,731)      (486,645)
  Other ................................................................            (519)          (176)
                                                                            ------------   ------------
          Total shareholders' deficit ..................................        (227,701)      (208,057)
                                                                            ------------   ------------
          Total liabilities and shareholders' deficit ..................    $    230,598   $    241,401
                                                                            ============   ============

   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                                 ---------------------------       ---------------------------
                                                                    2002             2003             2002             2003
                                                                 ----------       ----------       ----------       ----------
Net sales .................................................      $  146,704       $  151,149       $  264,724       $  277,270
Cost of goods sold ........................................          62,641           66,527          114,113          121,404
                                                                 ----------       ----------       ----------       ----------
Gross profit ..............................................          84,063           84,622          150,611          155,866
Selling, general and administrative:
  Selling .................................................          27,843           26,270           49,204           46,771
  Freight, warehouse and distribution .....................          16,060           18,269           28,977           33,891
  General and administrative ..............................          14,116           16,401           26,718           32,041
  Loss (gain) on the disposition of assets ................            (361)             289             (361)             293
  Stock option expense (credit) ...........................             (21)           1,291               93            2,215
                                                                 ----------       ----------       ----------       ----------
          Total selling, general and administrative .......          57,637           62,520          104,631          115,211
                                                                 ----------       ----------       ----------       ----------
Operating income ..........................................          26,426           22,102           45,980           40,655
Other income (expense):
  Interest income .........................................              76               69              124              225
  Interest expense ........................................          (6,767)          (6,800)         (13,265)         (13,862)
  Other income (expense), net .............................          (1,899)             402           (2,018)             333
                                                                 ----------       ----------       ----------       ----------
          Other income (expense), net .....................          (8,590)          (6,329)         (15,159)         (13,304)
                                                                 ----------       ----------       ----------       ----------
Income before income taxes ................................          17,836           15,773           30,821           27,351
Income taxes ..............................................           6,694            5,920           11,490           10,265
                                                                 ----------       ----------       ----------       ----------
Net income ................................................          11,142            9,853           19,331           17,086
Other comprehensive income (loss):
  Cumulative translation adjustment and other .............            (181)             345             (158)             343
                                                                 ----------       ----------       ----------       ----------
          Other comprehensive income (loss) ...............            (181)             345             (158)             343
                                                                 ----------       ----------       ----------       ----------
Comprehensive income ......................................      $   10,961       $   10,198       $   19,173       $   17,429
                                                                 ==========       ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                            ---------------------------
                                                                                     JUNE 30,
                                                                            ---------------------------
                                                                                2002           2003
                                                                            ------------   ------------
Cash flows from operating activities:
Net income .............................................................    $     19,331   $     17,086
                                                                            ------------   ------------
Adjustments to reconcile net income to net cash
used in operating activities:
  Depreciation and amortization ........................................           5,873          7,662
  Amortization of debt issuance costs and other ........................           1,069            555
  Provision for doubtful accounts ......................................             867          1,427
  Provision for losses on inventories ..................................           2,538         (2,723)
  Loss (gain) on the disposition of assets .............................            (361)           293
  Stock option expense .................................................              93          2,215
  Deferred tax benefit .................................................          (2,644)        (1,963)
  Changes in assets and liabilities:
    Accounts receivable ................................................          (7,899)       (13,805)
    Inventories ........................................................         (24,064)       (29,239)
    Other current assets ...............................................          (1,415)        (1,507)
    Other assets .......................................................             (64)          (137)
    Accounts payable ...................................................           3,012         12,249
    Income taxes payable ...............................................           1,518          6,328
    Other accrued liabilities ..........................................           2,355        (10,146)
                                                                            ------------   ------------
        Total adjustments ..............................................         (19,122)       (28,791)
                                                                            ------------   ------------
        Net cash provided by (used in) operating activities ............             209        (11,705)
                                                                            ------------   ------------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired ..........................              --        (12,430)
  Purchases of property, plant and equipment ...........................          (4,940)        (8,546)
  Proceeds from the sale of property, plant and equipment ..............             574             23
  Purchase of intangible assets ........................................             (10)            --
                                                                            ------------   ------------
        Net cash used in investing activities ..........................          (4,376)       (20,953)
                                                                            ------------   ------------
Cash flows from financing activities:
  Payments of principal under capital lease obligations ................            (694)        (1,165)
  Payments of principal under the Senior Credit Facility ...............          (2,750)       (14,187)
  Payments of principal of other bank debt .............................              --           (750)
                                                                            ------------   ------------
        Net cash used in financing activities ..........................          (3,444)       (16,102)
                                                                            ------------   ------------
Effect of cumulative translation adjustment ............................            (158)           343
                                                                            ------------   ------------
Net decrease in cash and cash equivalents ..............................          (7,769)       (48,417)
Cash and cash equivalents at beginning of year .........................          13,712         64,116
                                                                            ------------   ------------
Cash and cash equivalents at end of period .............................    $      5,943   $     15,699
                                                                            ============   ============

   The accompanying notes are an integral part of these financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BACKGROUND

    Home Interiors & Gifts, Inc. (the "Company") is a fully-integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's products include, but are not limited to, framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, and tableware (the "Products"). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives ("Displayers") who resell the Products primarily through the "party-plan" method of conducting in-home presentations ("Shows") for potential customers. The Company has approximately 87,400 active Displayers located in the United States, Mexico, Canada and Puerto Rico.

    The Company has been located in Dallas, Texas since its inception in 1957. Currently the majority of the Company's outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm ("Hicks Muse").

    The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. During the second quarter of 2003, approximately 40.9% of the dollar volume of Products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company's subsidiaries. In addition to the products sold to the Company for the direct selling channel, the subsidiaries have a growing presence in the wholesale supply market.

2. SIGNIFICANT ACCOUNTING POLICIES

    These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The last days of the quarters ended June 30, 2002 and 2003 in the accompanying unaudited consolidated financial information were June 29, 2002 and June 28, 2003, respectively.

    The consolidated financial information as of June 30, 2003 and for the three months and six months ended June 30, 2002 and 2003 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 30, 2003 and December 31, 2002, its operating results and comprehensive income for the three months and six months ended June 30, 2002 and 2003, and its cash flows for the six months ended June 30, 2002 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

STOCK-BASED COMPENSATION PLANS

    The Company has adopted several stock option plans. For Displayers the Company has adopted the "Independent Contractor Stock Option Plan" and accounts for options issued under the Independent Contractor Stock Option Plan in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). For key employees, the Company has adopted the "1998 Key Employee Stock Option Plan" and the "2002 Key Employee Stock Option Plan". The Company accounts for the options issued under the 1998 Key Employee Stock Option Plan and the 2002 Key Employee Stock Option Plan in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

COMPENSATION CHARGE

    SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company's 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistent with SFAS No. 123, the Company's compensation cost and net income for the three months and six months ended June 30, 2002 and 2003 would approximate (in thousands):

                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30                 JUNE 30
                                                                        ---------------------    --------------------
                                                                          2002         2003        2002        2003
                                                                        ---------    --------    --------    --------
Net income, as reported .........................................       $  11,142    $  9,853    $ 19,331    $ 17,086
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects ...              --         495          --         991
Deduct: Stock-based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effects ........................            (158)       (682)       (311)     (1,263)
                                                                        ---------    --------    --------    --------
Pro forma net income ............................................       $  10,984    $  9,666    $ 19,020    $ 16,814
                                                                        =========    ========    ========    ========

3. ACQUISITIONS

    On January 29, 2003, the Company acquired 100% of the assets of Tempus Corporation, S.A. de C.V., a manufacturer of metal products located in Monterrey, Mexico, for approximately $4.7 million, plus deferred payments of $2.6 million, based upon the future profitability of the acquired business above certain thresholds. Existing cash resources were used to fund the acquisition. At closing, the Company paid $2.0 million in cash. In February and March of 2003, the Company paid an additional $2.3 million in cash. The acquisition of Tempus Corporation, S.A. de C.V. was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets purchased, primarily machinery and equipment assets of $4.0 million, based upon their respective fair market values at the date of acquisition, and the excess of purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition, goodwill recognized was approximately $228,000. In July of 2003, the $2.6 million deferred payment obligation to the seller was terminated.

    On February 7, 2003, the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively, "Produr") for approximately $6.7 million, plus a deferred payment of $125,000, based upon the profitability of the acquired business in the year 2003. Produr manufactures glass, ceramics, and metal products and is located in Monterrey and Guadalajara, Mexico. Existing cash resources were used to fund the acquisition. Prior to closing, the Company had advanced approximately $5.3 million under the terms of a promissory note that was paid at closing. In connection with the closing, the Company paid liabilities of the selling entities totaling $5.3 million. The acquisition of Produr was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets and liabilities, primarily property and equipment of $6.0 million, inventory of $391,000 and capital lease obligations of $662,000, based upon their respective fair market values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition goodwill recognized was approximately $884,000.

    On March 14, 2003, the Company acquired 100% of the assets of Edward Marshall Boehm, Inc., a manufacturer of porcelain products located in Trenton, New Jersey, for approximately $1.8 million. Existing cash resources were used to fund the acquisition. The acquisition of Edward Marshall Boehm, Inc. was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets purchased, primarily machinery and equipment assets of $461,000 and inventory of $949,000, based upon their respective fair market values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition, goodwill recognized was approximately $411,000.

4. INVENTORIES, NET

    Inventories, net consisted of the following as of December 31, 2002 and June 30, 2003 (in thousands):

                                            DECEMBER 31,     JUNE 30,
                                                2002           2003
                                            ------------   ------------
Raw materials ..........................    $      4,974   $      9,680
Work in process ........................           1,175          2,539
Finished goods .........................          57,076         80,766
                                            ------------   ------------
                                                  63,225         92,985
Inventory allowance ....................          (8,016)        (4,069)
                                            ------------   ------------
                                            $     55,209   $     88,916
                                            ============   ============

5. OTHER CURRENT LIABILITIES

    Other current liabilities consisted of the following as of December 31, 2002 and June 30, 2003 (in thousands):

                                            DECEMBER 31,     JUNE 30,
                                               2002            2003
                                            ------------   ------------
Interest ...............................    $      1,241   $      3,806
Accrued compensation ...................           6,440          5,029
Income tax payable .....................              --          6,328
Sales taxes ............................           3,980          2,206
Deferred revenue .......................           1,274          9,210
Workers' compensation ..................           3,142          3,099
Related party ..........................           1,441             --
Other current liabilities ..............           4,181          3,665
                                            ------------   ------------
                                            $     21,699   $     33,343
                                            ============   ============

6. ADOPTION OF NEW ACCOUNTING STANDARDS

    In May of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity' ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement of financial instruments issued by entities that have the characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on May 31, 2003 and there was not a financial accounting impact associated with its adoption.

    In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance and of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted certain provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended, March 31, 2003. The Company adopted the remaining provisions of SFAS No. 149 on June 30, 2003 and there was not a financial impact associated with its adoption.

    In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 "Interim Financial Report", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ending December 31, 2002. The Company has elected to continue accounting for the employee stock options plans under APB 25; however, the Company has adopted the new disclosure requirements of SFAS No. 148.

    In July of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003 and there was not a financial accounting impact associated with its adoption.

7. SEGMENT REPORTING

    The Company's reportable segments are based upon functional lines of business as follows:

    - Direct Selling Domestic -- direct seller of home decorative accessories in the United States;

    - Direct Selling International -- direct seller of home decorative accessories in Mexico, Canada and Puerto Rico; and

    - Wholesale Supply -- manufactures and distributes candles, framed artwork, mirrors, various types of molded plastic, metal, glass, and ceramic products for affiliates and other non-affiliate resellers.

    The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, non-cash expense for stock options, losses on disposition of assets, and other income expense ("EBITDA"). The Company uses EBITDA as a performance measure due to the Company's required compliance thresholds for EBITDA covenants per the Senior Credit Agreement. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between the wholesale supply and the direct selling markets, as well as the elimination of the investment in each subsidiary for consolidation purposes. The table below presents information about reportable segments used by the Company's executive management team as of and for the three months and six months ended June 30, 2002 and 2003 (in thousands):

                                              DIRECT      DIRECT
          THREE MONTHS ENDED                  SELLING     SELLING       WHOLESALE
               JUNE 30,                      DOMESTIC   INTERNATIONAL    SUPPLY     ELIMINATIONS  CONSOLIDATED
          ------------------                 --------   -------------   ---------   ------------  ------------
                2002
Net sales to non-affiliates ..........      $  135,198    $  8,600      $   2,906    $      --      $ 146,704
Net sales to affiliates ..............           4,119          --         38,202      (42,321)            --
EBITDA ...............................          13,082       1,155         14,508         (896)        27,849
                2003
Net sales to non-affiliates ..........      $  131,535    $ 14,351      $   5,263    $      --      $ 151,149
Net sales to affiliates ..............          13,581          --         37,001      (50,582)            --
EBITDA ...............................          16,488       2,438         10,902       (1,868)        27,960

                                              DIRECT      DIRECT
          SIX MONTHS ENDED                    SELLING     SELLING       WHOLESALE
              JUNE 30,                       DOMESTIC   INTERNATIONAL    SUPPLY     ELIMINATIONS  CONSOLIDATED
          ----------------                   --------   -------------   ---------   ------------  ------------
               2002
Net sales to non-affiliates ..........      $  244,292    $ 15,889      $   4,543    $      --      $ 264,724
Net sales to affiliates ..............           7,753          --         70,341      (78,094)            --
EBITDA ...............................          29,079       2,026         25,468       (1,454)        55,119
Total assets .........................         165,894       4,747         79,884      (72,370)       178,155
Capital expenditures..................           3,893           9          1,038           --          4,940
               2003
Net sales to non-affiliates ..........      $  241,453    $ 24,444      $  11,373    $      --      $ 277,270
Net sales to affiliates ..............          18,222          --         70,241      (88,463)            --
EBITDA ...............................          32,185       3,087         22,451       (2,251)        55,472
Total assets .........................         223,713       8,001         84,027      (74,340)       241,401
Capital expenditures .................           4,890          75          3,581           --          8,546

The following table represents a reconciliation of consolidated EBITDA to income before income taxes for the three months and six months ended June 30, 2002 and 2003 (in thousands):

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
                                                     ---------------------   ---------------------
                                                        2002       2003         2002       2003
                                                     ---------   ---------   ---------   ---------
EBITDA ...........................................   $  27,849   $  27,960   $  55,119   $  55,472
Effects of SAB 101 ...............................       1,696         707      (2,195)     (2,863)
Depreciation and amortization ....................      (2,920)     (4,006)     (5,873)     (7,662)
Loss (gain) on disposition of assets .............         361        (289)        361        (293)
Stock option expense .............................          21      (1,291)        (93)     (2,215)
Reorganization costs .............................        (581)       (979)     (1,339)     (1,784)
Interest income ..................................          76          69         124         225
Interest expense .................................      (6,767)     (6,800)    (13,265)    (13,862)
Other income (expense), net ......................      (1,899)        402      (2,018)        333
                                                     ---------   ---------   ---------   ---------
Income before income taxes .......................   $  17,836   $  15,773   $  30,821   $  27,351
                                                     =========   =========   =========   =========

8. GUARANTOR FINANCIAL DATA

    Dallas Woodcraft Company, LP, DWC GP, Inc., GIA, Inc., Homco, Inc., Spring Valley Scents, Inc., Laredo Candle Company, L.P., Brenda Buell & Associates, Inc., EM Boehm, Inc., Homco Puerto Rico, Inc. and HIG Investments, Inc. (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee the Company's credit agreement with its principal lenders (the "Senior Credit Agreement"), and the Company's 10 1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the "Notes"). The Company's other subsidiaries, Home Interiors de Mexico, S. de R.L. de C.V., Home Interiors Services de Mexico, S.A. de C.V., HI Ceramics, S.A. de C.V., HI Metals, S.A. de C.V., HI Glass, S.A. de C.V., and HI Trading Mexicana, S.A. de C.V. (collectively, the "Non-Guarantors") have not guaranteed the Senior Credit Facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

             THREE MONTHS ENDED
                JUNE 30, 2002                         COMPANY     GUARANTORS   NON GUARANTORS    ELIMINATIONS   CONSOLIDATED
                -------------                        ----------   ----------   --------------    ------------   ------------
Net sales ........................................   $  140,077   $   41,792     $    7,156       $  (42,321)    $  146,704
Cost of good sold ................................       74,524       26,087          3,454          (41,424)        62,641
                                                     ----------   ----------     ----------       ----------     ----------
  Gross profit ...................................       65,553       15,705          3,702             (897)        84,063
Total selling, general and administrative ........       53,286        1,828          2,523               --         57,637
                                                     ----------   ----------     ----------       ----------     ----------
  Operating income (loss) ........................       12,267       13,877          1,179             (897)        26,426
Other income (expense), net ......................       (7,704)         116           (314)            (688)        (8,590)
                                                     ----------   ----------     ----------       ----------     ----------
  Income (loss) before income taxes ..............        4,563       13,993            865           (1,585)        17,836
Provision for income taxes .......................       (1,431)      (5,211)           (52)              --         (6,694)
Equity in income (loss) of subsidiaries, net of
  tax ............................................        9,595            8             --           (9,603)            --
                                                     ----------   ----------     ----------       ----------     ----------
  Net income (loss) ..............................       12,727        8,790            813          (11,188)        11,142
Other comprehensive income (loss) ................            2           --           (183)              --           (181)
                                                     ----------   ----------     ----------       ----------     ----------
  Comprehensive income (loss) ....................   $   12,729   $    8,790     $      630       $  (11,188)    $   10,961
                                                     ==========   ==========     ==========       ==========     ==========

              SIX MONTHS ENDED
                JUNE 30, 2002                         COMPANY     GUARANTORS   NON GUARANTORS    ELIMINATIONS   CONSOLIDATED
                -------------                        ----------   ----------   --------------    ------------   ------------
Net sales ........................................   $  253,117   $   76,115     $   13,586       $  (78,094)    $  264,724
Cost of good sold ................................      135,546       48,460          6,746          (76,639)       114,113
                                                     ----------   ----------     ----------       ----------     ----------
  Gross profit ...................................      117,571       27,655          6,840           (1,455)       150,611
Total selling, general and administrative ........       96,378        3,354          4,899               --        104,631
                                                     ----------   ----------     ----------       ----------     ----------
  Operating income (loss) ........................       21,193       24,301          1,941           (1,455)        45,980
Other income (expense), net ......................      (14,332)         211           (350)            (688)       (15,159)
                                                     ----------   ----------     ----------       ----------     ----------
  Income (loss) before income taxes ..............        6,861       24,512          1,591           (2,143)        30,821
Provision for income taxes .......................       (2,238)      (8,889)          (363)              --        (11,490)
Equity in income (loss) of subsidiaries, net of
  tax ............................................       16,850           12             --          (16,862)            --
                                                     ----------   ----------     ----------       ----------     ----------
  Net income (loss) ..............................       21,473       15,635          1,228          (19,005)        19,331
Other comprehensive income .......................            4           --           (162)              --           (158)
                                                     ----------   ----------     ----------       ----------     ----------
  Comprehensive income (loss) ....................   $   21,477   $   15,635     $    1,066       $  (19,005)    $   19,173
                                                     ==========   ==========     ==========       ==========     ==========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

             THREE MONTHS ENDED
                JUNE 30, 2003                         COMPANY     GUARANTORS   NON GUARANTORS    ELIMINATIONS   CONSOLIDATED
                -------------                        ----------   ----------   --------------    ------------   ------------
Net sales ........................................   $  147,196   $   40,394   $   14,934         $  (51,375)    $  151,149
Cost of good sold ................................       78,682       26,483       10,870            (49,508)        66,527
                                                     ----------   ----------   ----------         ----------     ----------
  Gross profit ...................................       68,514       13,911        4,064             (1,867)        84,622
Total selling, general and
  administrative .................................       54,889        2,997        4,634                 --         62,520
                                                     ----------   ----------   ----------         ----------     ----------
  Operating income (loss) ........................       13,625       10,914         (570)            (1,867)        22,102
Other income (expense), net ......................       (6,359)         105          (86)                11         (6,329)
                                                     ----------   ----------   ----------         ----------     ----------
  Income (loss) before income taxes ..............        7,266       11,019         (656)            (1,856)        15,773
Benefit (provision) for income
taxes ............................................       (2,055)      (4,043)         178                 --         (5,920)
Equity in income (loss) of subsidiaries, net of
  tax ............................................        6,500       (1,345)          --             (5,155)            --
                                                     ----------   ----------   ----------         ----------     ----------
  Net income (loss) ..............................       11,711        5,631         (478)            (7,011)         9,853
Other comprehensive income (loss) ................           (7)          --          352                 --            345
                                                     ----------   ----------   ----------         ----------     ----------
  Comprehensive income (loss) ....................   $   11,704   $    5,631   $     (126)        $   (7,011)    $   10,198
                                                     ==========   ==========   ==========         ==========     ==========

              SIX MONTHS ENDED
                JUNE 30, 2003                         COMPANY     GUARANTORS   NON GUARANTORS    ELIMINATIONS   CONSOLIDATED
                -------------                        ----------   ----------   --------------    ------------   ------------
Net sales ........................................   $  262,970   $   78,968   $   24,846         $  (89,514)    $  277,270
Cost of good sold ................................      139,366       51,484       17,818            (87,264)       121,404
                                                     ----------   ----------   ----------         ----------     ----------
  Gross profit ...................................      123,604       27,484        7,028             (2,250)       155,866
Total selling, general and administrative ........      102,010        5,194        8,007                 --        115,211
                                                     ----------   ----------   ----------         ----------     ----------
  Operating income (loss) ........................       21,594       22,290         (979)            (2,250)        40,655
Other income (expense), net ......................      (13,314)         191         (202)                21        (13,304)
                                                     ----------   ----------   ----------         ----------     ----------
  Income (loss) before income taxes ..............        8,280       22,481       (1,181)            (2,229)        27,351
Benefit (provision) for income taxes .............       (2,620)      (8,006)         361                 --        (10,265)
Equity in income (loss) of subsidiaries, net of
  tax ............................................       13,656       (1,754)          --            (11,902)            --
                                                     ----------   ----------   ----------         ----------     ----------
  Net income (loss) ..............................       19,316       12,721         (820)           (14,131)        17,086
Other comprehensive income (loss) ................          (10)          --          353                 --            343
                                                     ----------   ----------   ----------         ----------     ----------
  Comprehensive income (loss) ....................   $   19,306   $   12,721   $     (467)        $  (14,131)    $   17,429
                                                     ==========   ==========   ==========         ==========     ==========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                                               COMPANY     GUARANTORS   NON GUARANTORS    CONSOLIDATING  ELIMINATIONS   CONSOLIDATED
                                               -------     ----------   --------------    -------------  ------------   ------------
    ASSETS
Current assets:
  Cash ....................................   $   64,053   $     (955)    $    1,018       $   64,116     $       --     $   64,116
  Accounts receivable, net ................        9,682        2,226          1,673           13,581             --         13,581
  Inventories, net ........................       47,186        7,473          3,875           58,534         (3,325)        55,209
  Other current assets ....................       10,274          952            170           11,396             --         11,396
  Due to (due from) subsidiaries ..........      (56,142)      58,569         (2,427)              --             --             --
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total current assets ................       75,053       68,265          4,309          147,627         (3,325)       144,302
Property, plant and equipment, net ........       51,044       18,079            359           69,482             --         69,482
Investment in subsidiaries ................       74,805           29             --           74,834        (74,834)            --
Debt issuance costs and other assets ......        5,663       11,151             --           16,814             --         16,814
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total assets ........................   $  206,565   $   97,524     $    4,668       $  308,757     $  (78,159)    $  230,598
                                              ==========   ==========     ==========       ==========     ==========     ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ........................   $   28,597   $    3,159     $      457       $   32,213     $      631     $   32,844
  Related party note payable ..............          663           --             --              663             --            663
  Current maturities of long-term debt
   and capital lease obligations ..........       20,266          751             --           21,017             --         21,017
  Other current liabilities ...............       35,973       20,030          1,458           57,461             --         57,461
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total current liabilities ...........       85,499       23,940          1,915          111,354            631        111,985
Long term related party note payable ......        1,362           --             --            1,362             --          1,362
Long-term debt and capital lease
  obligations, net of current maturities ..      321,874           --             --          321,874             --        321,874
Other liabilities .........................       21,043        1,612            423           23,078             --         23,078
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total liabilities ...................      429,778       25,552          2,338          457,668            631        458,299
                                              ----------   ----------     ----------       ----------     ----------     ----------
Commitments and contingencies (see Note 9)
Shareholders' equity (deficit):
  Preferred stock .........................       94,196           --             --           94,196             --         94,196
  Common stock ............................        1,524        1,001             14            2,539         (1,015)         1,524
  Additional paid-in capital ..............      180,829       35,436          1,014          217,279        (36,450)       180,829
  Retained earnings (accumulated deficit)       (499,773)      35,535          1,832         (462,406)       (41,325)      (503,731)
  Other ...................................           11           --           (530)            (519)            --           (519)
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total shareholders' equity (deficit)      (223,213)      71,972          2,330         (148,911)       (78,790)      (227,701)
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total liabilities and shareholders'
        equity (deficit) ..................   $  206,565   $   97,524     $    4,668       $  308,757     $  (78,159)    $  230,598
                                              ==========   ==========     ==========       ==========     ==========     ==========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2003

                                               COMPANY     GUARANTORS   NON GUARANTORS   CONSOLIDATING   ELIMINATIONS   CONSOLIDATED
                                               -------     ----------   --------------   -------------   ------------   ------------
    ASSETS
Current assets:
  Cash ....................................   $   15,575   $   (1,608)    $    1,732       $   15,699     $       --     $   15,699
  Accounts receivable, net ................       15,144        2,825          7,599           25,568             --         25,568
  Inventories, net ........................       66,731       12,854         14,887           94,472         (5,556)        88,916
  Other current assets ....................       11,395        1,713          1,323           14,431             --         14,431
  Due to (due from) subsidiaries ..........      (27,371)      47,781        (20,410)              --             --             --
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total current assets ................       81,474       63,565          5,131          150,170         (5,556)       144,614
Property, plant and equipment, net ........       48,055       18,646         12,219           78,920             --         78,920
Investment in subsidiaries ................       90,667        9,582             --          100,249       (100,249)            --
Debt issuance costs and other assets ......        5,123       11,632          1,112           17,867             --         17,867
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total assets ........................   $  225,319   $  103,425     $   18,462       $  347,206     $ (105,805)    $  241,401
                                              ==========   ==========     ==========       ==========     ==========     ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ........................   $   38,452   $    3,021     $    1,476       $   42,949     $      633     $   43,582
  Related party note payable ..............          663           --             --              663             --            663
  Current maturities of long-term debt
     and capital lease obligations ........        7,695            6             --            7,701             --          7,701
  Other current liabilities ...............       39,610       11,766          2,852           54,228             --         54,228
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total current liabilities ...........       86,420       14,793          4,328          105,541            633        106,174
Long term related party note payable ......        1,362           --             --            1,362             --          1,362
Long-term debt and capital lease
  obligations, net of current maturities ..      319,641           --             --          319,641             --        319,641
Other liabilities .........................       19,588        1,755            938           22,281             --         22,281
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total liabilities ...................      427,011       16,548          5,266          448,825            633        449,458
                                              ----------   ----------     ----------       ----------     ----------     ----------
Commitments and contingencies (see Note 9)
Shareholders' equity (deficit):
  Preferred stock ........................        94,196           --             --           94,196             --         94,196
  Common stock ...........................         1,524        1,001             28            2,553         (1,029)         1,524
  Additional paid-in capital .............       183,044       48,640         12,331          244,015        (60,971)       183,044
  Retained earnings (accumulated deficit).      (480,457)      37,236          1,014         (442,207)       (44,438)      (486,645)
  Other...................................             1           --           (177)            (176)            --           (176)
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total shareholders' equity (deficit)      (201,692)      86,877         13,196         (101,619)      (106,438)      (208,057)
                                              ----------   ----------     ----------       ----------     ----------     ----------
      Total liabilities and shareholders'
       equity (deficit) ..................    $  225,319   $  103,425     $   18,462       $  347,206     $ (105,805)    $  241,401
                                              ==========   ==========     ==========       ==========     ==========     ==========

                  CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                                    --------------------------------------
                                                      COMPANY     GUARANTORS   NON GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                      -------     ----------   --------------    ------------     ------------
Net cash provided by (used in)
  operating activities ...........................   $     (101)  $      244     $       66       $       --       $      209
Cash flows from investing activities:
  Purchase of property, plant and equipment ......       (3,893)      (1,038)            (9)              --           (4,940)
  Purchase of intangible assets ..................          (10)          --             --               --              (10)
  Proceeds from the sale of property, plant and
   equipment .....................................          574           --             --               --              574
                                                     ----------   ----------     ----------       ----------       ----------
   Net cash used in investing activities .........       (3,329)      (1,038)            (9)              --           (4,376)
                                                     ----------   ----------     ----------       ----------       ----------
Cash flows from financing activities:
  Payments under capital lease obligations .......         (694)          --             --               --             (694)
  Payment under the Senior Credit facility........       (2,750)          --             --               --           (2,750)
                                                     ----------   ----------     ----------       ----------       ----------
   Net cash used in financing activities .........       (3,444)          --             --               --           (3,444)
                                                     ----------   ----------     ----------       ----------       ----------
  Effect of cumulative translation adjustment ....            3           --           (161)              --             (158)
                                                     ----------   ----------     ----------       ----------       ----------
Net decrease in cash and cash equivalents ........       (6,871)        (794)          (104)              --           (7,769)
Cash and cash equivalents at the beginning
  of year ........................................       13,757         (542)           497               --           13,712
                                                     ----------   ----------     ----------       ----------       ----------
Cash and cash equivalents at the end of period ...   $    6,886   $   (1,336)    $      393       $       --       $    5,943
                                                     ==========   ==========     ==========       ==========       ==========

                                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                                    --------------------------------------
                                                      COMPANY     GUARANTORS   NON GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                      -------     ----------   --------------    ------------     ------------
Net cash provided by (used in)
  operating activities ...........................   $  (27,284)  $   12,234     $    3,345       $       --       $  (11,705)
                                                     ----------   ----------     ----------       ----------       ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment ......       (4,610)      (1,506)        (2,430)              --           (8,546)
  Business acquisitions, net of cash acquired ....       (1,799)     (10,631)            --               --          (12,430)
  Other ..........................................           23           --             --               --               23
                                                     ----------   ----------     ----------       ----------       ----------
    Net cash used in investing activities ........       (6,386)     (12,137)        (2,430)              --          (20,953)
                                                     ----------   ----------     ----------       ----------       ----------
Cash flows from financing activities:
  Payments under Senior Credit Facility ..........      (14,187)          --             --               --          (14,187)
  Payments under capital lease obligations .......         (611)          --           (554)              --           (1,165)
  Payments other bank debt .......................           --         (750)            --               --             (750)
                                                     ----------   ----------     ----------       ----------       ----------
    Net cash used in financing activities ........      (14,798)        (750)          (554)              --          (16,102)
                                                     ----------   ----------     ----------       ----------       ----------
   Effect of cumulative translation adjustment ...          (10)          --            353               --              343
                                                     ----------   ----------     ----------       ----------       ----------
Net increase (decrease) in cash and cash
  equivalents ....................................      (48,478)        (653)           714               --          (48,417)
                                                     ----------   ----------     ----------       ----------       ----------
Cash and cash equivalents at the beginning
  of year ........................................       64,053         (955)         1,018               --           64,116
                                                     ----------   ----------     ----------       ----------       ----------
Cash and cash equivalents at the end of period ...   $   15,575   $   (1,608)    $    1,732       $       --       $   15,699
                                                     ==========   ==========     ==========       ==========       ==========

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

    On June 6, 2003, the Company entered into a twelve-year license agreement (the "License Agreement") with Meredith Corporation. The License Agreement governs the development, manufacture, marketing and distribution of products to be sold by the Company under the trademark "Better Homes and Gardens". The agreement provides for earned royalty payments to Meredith Corporation determined by a percentage of net sales and guaranteed annual minimum royalty payments that escalate through the term of the License Agreement.

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

COMPANY BACKGROUND

    The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of June 30, 2003, the Company has approximately 87,400 active Displayers located in the United States, Mexico, Canada and Puerto Rico. The Company's direct sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales. The Company also sells products to customers outside of its direct selling channel, however, to date such sales have not been significant.

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

    The Company recognizes the need to continue to attract and retain new Displayers. As of June 30, 2003, the Company's active Displayer base in the United States increased 6.9% to approximately 68,100 active Displayers from approximately 63,700 as of June 30, 2002. This increase was a result of the Company's continued focus on key areas such as Displayer understanding and awareness of the Hostess program, improved training and business guides and a more clearly defined and communicated career strategy as reflected in the new recruit program.

    The retention of experienced Displayers requires operational focus on several areas: product distribution fulfillment rates, product selection and Displayer training and motivation. Fulfillment rates for product distribution remained strong at approximately 99% as of June 30, 2003 and 2002. The Company is continuing to introduce new products in 2003, which compliment the current line of products, in an attempt to give the product line a fresh and more innovative look. New products are carefully selected and tested with Displayers prior to their introduction and placement in the product line. The Company's "Recertification" program retrains Displayers on how to become more effective Directors and Trainers by helping them develop and enhance their leadership skills. In order to enhance this program, the Company has partnered with John Maxwell, a New York Times best-selling author on leadership. Mr. Maxwell is communicating with the field leadership through various media including newsletters, audio, and regularly scheduled conference calls to help them develop and enhance their leadership skills and grow their business.

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

    The Company has also increased its presence in its wholesale supply channel with sales to non-affiliate resellers. Sales to non-affiliate resellers for the six months ended June 30, 2003 were $11.4 million as compared to $4.5 million in the comparable period of 2002. The domestic manufacturing subsidiaries net sales increased 20% to non-affiliate resellers to $5.4 million in the first six months of 2003 as compared to $4.5 million in the comparable period of the prior year. Newly acquired manufacturing companies (described below) contributed an additional $6.0 million of wholesale supply channel sales in the six months ended June 30, 2003.

    In an effort to further increase the Company's manufacturing capabilities, as well as its sales outside of the direct selling channel, the Company acquired Brenda Buell & Associates, Inc. ("BBA"), a wholesaler that designs and develops iron and glass accessories, on December 31, 2002. Additionally, during the first quarter of 2003, the Company acquired certain assets of Tempus Corporation, S.A. de C.V. ("HI Metals"), a metals manufacturing company in Mexico on January 29, 2003 and Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V. ("HI Ceramics") and Industrias Tromex Corporation, S.A. de C.V., ("HI Glass") a metals, glass and ceramic manufacturing facility in Mexico on February 7, 2003 and Edward Marshall Boehm, Inc. ("Boehm") a porcelain manufacturing company in New Jersey on March 14, 2003.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

    Net sales increased $4.4 million, or 3.0%, to $151.1 million in the three months ended June 30, 2003, from $146.7 million in the comparable period in 2002. International direct sales increased $5.7 million, or 66.9% to $14.3 million in 2003 from $8.6 million in the comparable quarter of 2002 primarily related to the increase in the Mexico and Canada displayer bases. Wholesale supply sales to non-affiliates by the Company's manufacturing subsidiaries increased $2.4 million in the comparable periods. Offsetting these increases, domestic direct net sales to non-affiliates decreased $3.7 million or 2.7% to $131.5 million from $135.2 million in the three months ended June 30, 2003 from the comparable period in 2002. The primary factors that impact domestic direct net sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. The average number of active domestic Displayers increased 7.5% to approximately 65,800 in the three months ended June 30, 2003, from 61,200 in the same period of 2002. The number of orders shipped increased 3.5% to 248,477 in the second quarter of 2003 from 240,004 in the 2002 period. In addition, the number of orders per Displayer decreased 3.6% to 3.78 from 3.92 for the three months ended June 30, 2003 and 2002, respectively. Finally, the average order size decreased 6.0% to $529 in the three months ended June 30, 2003, as compared to $563 in the comparable period in 2002 primarily due to the increase of newer Displayers who are historically less productive and the timing of incentive promotions.

    Gross profit increased $0.5 million, or 0.7%, to $84.6 million in the three months ended June 30, 2003 from $84.1 million in the three months ended June 30, 2002. As a percentage of net sales, gross profit decreased to 56.0% in the second quarter of 2003 from 57.3% in the second quarter of 2002. In addition, approximately $924,000 of non-recurring costs related to redundant labor and inventory write-offs and adjustments for the new international manufacturing entities is included in cost of goods sold for the three months ended June 30, 2003.

    Selling expense decreased $1.5 million or 5.6% to $26.3 million in the three months ended June 30, 2003 from $27.8 million in the comparable period of 2002. As a percentage of net sales, selling expense decreased to 17.4% as of the quarter ended June 30, 2003 from 19.0% in the comparable period of 2002. The decrease in percentage is primarily due to the timing of sales promotions, primarily incentive trips, recognition of income on expired unredeemed incentive certificates, adjustment of seminar accrual and a decrease in Director bonuses as a result of decreased commissionable sales over the comparable periods.

    Freight, warehouse and distribution expense increased $2.2 million, or 13.8%, to $18.3 million in the three months ended June 30, 2003 from $16.1 million in the three months ended June 30, 2002. These costs were 12.1% of net sales in the 2003 period, as compared to 10.9% in the comparable 2002 period. This increase in freight, warehouse and distribution expense as a percentage of sales was primarily due to increased freight and labor related to the increase in the number of orders and decrease in average order sizes and additional facility related expenses.

    General and administrative expense increased $2.3 million, or 16.2%, to $16.4 million in the three months ended June 30, 2003, from $14.1 million in the three months ended June 30, 2002. The increase consists primarily of a $0.6 million increase in facility related expenses, a $0.7 million increase in depreciation and amortization expense and an increase of $1.6 million related to subsidiary operations primarily related to our new facilities. Included in general and administrative expense are certain additional non-recurring costs related to excess facilities and uncapitalizable fees related to the implementation of the new JD Edwards computer system. These costs were approximately $56,000 and $581,000 for the quarters ended June 30, 2003 and 2002, respectively.

    Stock option expense of approximately $1.3 million was recorded in the three months ended June 30, 2003, as compared to a credit of $21,000 in the comparable 2002 period due primarily to compensation expense on performance-based options issued under the 2002 Key Employee Stock Option Plan.

    Interest expense remained flat at $6.8 million in the three months ended June 30, 2003 and 2002 due to lower interest rates along with a reduction in the outstanding debt.

    Income taxes decreased $0.8 million to $5.9 million in the three months ended June 30, 2003 from $6.7 million in the comparable period of 2002. Income taxes, as a percentage of income before income taxes was 37.5% in the three months ended June 30, 2003 and 2002. Due to a favorable state income tax audit determination in July 2003 and subsequent receipt of $5.8 million on August 7, 2003, the Company believes that the effective income tax rate for the year ended December 31, 2003 will be significantly lower than the effective income tax rate for the three-month period ended June 30, 2003.

THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2002

    Net sales increased $12.6 million, or 4.7%, to $277.3 million in the six months ended June 30, 2003, from $264.7 million in the comparable period in 2002. International direct sales increased $8.5 million in the comparable six-month periods primarily related to the increase in the Mexico and Canada displayer bases. Wholesale supply sales to non-affiliates by the Company's manufacturing subsidiaries increased $6.9 million over the comparable six- month periods. Offsetting these increases, domestic direct net sales to non-affiliates decreased $2.8 million or 1.2% to $241.5 million from $244.3 million in the six-month period ended June 30, 2003 as compared to the six months ended June 30, 2002. The primary variables that impact domestic direct net sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. The average number of active domestic Displayers increased 8.1% to approximately 65,200 in the six months ended June 30, 2003, from 60,300 in the same period of 2002. The number of orders shipped increased 7.4% to 462,743 in the first six months of 2003 from 430,949 in the 2002 period. Offsetting these increases, the number of orders per Displayer decreased 0.6% to 7.10 from 7.14 for the six months ended June 30, 2003 and 2002, respectively. This along with the average order size decrease of 7.9% to $522 in the six months ended June 30, 2003, as compared to $567 in the comparable period in 2002 led to the decrease in domestic direct net sales. The Company believes the decrease is due to the increase of newer Displayers who are historically less productive along with the timing of incentive promotions.

    Gross profit increased $5.3 million, or 3.5%, to $155.9 million in the six months ended June 30, 2003 from $150.6 million in the six months ended June 30, 2002. As a percentage of net sales, gross profit decreased slightly to 56.2% in the first six months of 2003 from 56.9% in the comparable period of 2002. Approximately $1.2 million of non-recurring costs related to redundant labor and inventory write-offs and adjustments for the new international manufacturing entities is included in cost of goods sold for the six months ended June 30, 2003.

    Selling expense decreased $2.4 million, or 4.9%, to $46.8 million in the six months ended June 30, 2003 from $49.2 million in the comparable period of 2002. As a percentage of net sales, selling expense decreased to 16.9% as of the six months ended June 30, 2003 from 18.6% in the comparable period of 2002. The decrease in percentage is primarily due to the timing of sales promotions, primarily incentive trips, recognition of income on expired unredeemed incentive certificates, adjustment of seminar accrual and a decrease in Director related bonuses and royalties as a result of decreased commissionable sales over the comparable periods.

    Freight, warehouse and distribution expense increased $4.9 million, or 17.0%, to $33.9 million in the six months ended June 30, 2003 from $29.0 million in the six months ended June 30, 2002. These costs were 12.2% of net sales in the 2003 period, as compared to 10.9% in the comparable 2002 period. This increase in freight, warehouse and distribution expense as a percentage of sales was primarily due to increased freight and labor costs related to the increase in the number of orders and decrease in average order sizes and increased facility related costs.

    General and administrative expense increased $5.3 million, or 19.9%, to $32.0 million in the six months ended June 30, 2003, from $26.7 million in the six months ended June 30, 2002. The increase consists primarily of a $1.2 million increase in facility related expenses, a $1.4 million increase in depreciation and amortization expense, an increase in account maintenance and bad debt fees related to field personnel of $0.5 million, $0.5 million increase in credit card fees, $0.4 million increase in employee benefit related expenses such as insurance and wages, an increase in professional fees of $0.5 million and an increase of $1.7 million related to the subsidiary operations primarily related to our new facilities. Included in general and administrative expense are certain additional non-recurring costs related to excess facilities and uncapitalizable fees related to the implementation of the new JD Edwards computer system. These costs were approximately $562,000 and $1.3 million for the six months ended June 30, 2003 and 2002, respectively.

    Stock option expense of approximately $2.2 million was recorded in the six months ended June 30, 2003, as compared to $93,000 in the comparable 2002 period due primarily to compensation expense on performance-based options issued under the 2002 Key Employee Stock Option Plan.

    Interest expense increased $0.6 million to $13.9 million in the six months ended June 30, 2003, from $13.3 million in the six months ended June 30, 2002. The increase in interest expense is primarily related to the accelerated interest payments made in regards to the mandatory prepayment of debt in April 2003.

    Income taxes decreased $1.2 million to $10.3 million in the six months ended June 30, 2003 from $11.5 million in the comparable period of 2002. Income taxes, as a percentage of income before income taxes was 37.5% in the six months ended June 30, 2003, as compared to 37.3% in the six months ended June 30, 2002. Due to a favorable state income tax audit determination in July 2003 and subsequent receipt of $5.8 million on August 7, 2003, the Company believes that the effective income tax rate for the year ended December 31, 2003 will be significantly lower than the effective income tax rate for the six-month period ended June 30, 2003.

SEGMENT PROFITABILITY

    The Company's reportable segments include its domestic and international direct sales operations and its wholesale supply operations. The manufacturing operations are part of the wholesale supply segment and sell substantially all of their products to the Company. As a result, wholesale supply operation sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico, Canada and Puerto Rico. International direct sales are directly attributable to the number of international Displayers the Company has selling its products. The Company's chief operating decision-maker monitors each segment's profitability primarily on the basis of EBITDA performance. The Company uses EBITDA as a performance measure due to the Company's required compliance thresholds for EBITDA covenants per the Senior Credit Agreement. See Note 7 to the Consolidated Financial Statements.

THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

    Consolidated net sales increased $4.4 million, or 3.0%, to $151.1 million in the three months ended June 30, 2003, from $146.7 million in the comparable 2002 period. Consolidated EBITDA increased $0.2 million, or 0.4%, to $28.0 million in the quarter ended June 30, 2003 as compared to $27.8 million in the three months ended June 30, 2002. See discussion in "Results of Operations."

DIRECT SELLING

    Domestic

    Domestic net sales to non-affiliates and affiliates increased $5.8 million, or 4.2% to $145.1 million from $139.3 million in the previous year. Of this increase, sales to affiliates increased by $9.5 million or 229.7% to $13.6 million in the three months ended June 30, 2003 from $4.1 million in the comparable 2002 period. The primary sales drivers for non-affiliate sales are average order size, Displayer productivity and number of active Displayers. Domestic EBITDA increased $3.4 million or 26.0% to $16.5 million in the quarter ended June 30, 2003 as compared to $13.1 million in the comparable 2002 period. The primary reasons for the increase are discussed in the "Results of Operations."

    International

    International direct sales include sales in Mexico, Canada and Puerto Rico. These sales increased $5.7 million, or 66.9%, to $14.3 million in the three months ended June 30, 2003, from $8.6 million in the three months ended June 30, 2002. This increase is primarily due to the increase in the Displayer base in Mexico and Canada. As of June 30, 2003, the Displayer base was approximately 17,700, 1,000 and 600 in Mexico, Canada and Puerto Rico, respectively as compared to 11,400, 400 and 400 in the comparable period of 2002. EBITDA related to International direct sales increased $1.2 million, or 111.1%, to $2.4 million in the quarter ended June 30, 2003 as compared to $1.2 million in the quarter ended June 30, 2002.

WHOLESALE SUPPLY

    The Company is in the process of growing its wholesale supply sales to non-affiliate resellers through its domestic and international manufacturing facilities. External sales for the three-month period increased $2.4 million or 81.1% to $5.3 million as compared to $2.9 million in the comparable period of 2002. Of these sales, 58.5% or $3.1 million were generated by the previously-described newly acquired companies and their existing customer base - BBA, Boehm, HI Metals, HI Ceramics and HI Glass. EBITDA generated through wholesale supply operations decreased $3.6 million or 24.9% to $10.9 million in the three months ended June 30, 2003 from $14.5 million in the comparable period of 2002 due primarily to non-recurring costs related to redundant labor and inventory valuation adjustments for the new international manufacturing entities.

    Domestic

    Domestic manufacturing operations consist of Dallas Woodcraft Company, LP ("DWC"), Laredo Candle Company, L.P. "(Laredo Candle") and GIA, Inc. ("GIA") as well as two recently acquired operations, BBA and

Boehm. Net sales generated by the domestic manufacturing entities slowed 4.6%, or $1.9 million, to $39.2 million in the three months ended June 30, 2003 from $41.1 million in the comparable period of 2002. The newly acquired entities generated $2.1 million in net sales while the established entities net sales decreased $4.0 million. Of total domestic manufacturing sales, $34.9 million was sold to the Company for distribution to the Displayer base. The remaining $4.3 million of sales was distributed through wholesale supply operations. Domestic manufacturing EBITDA decreased $2.9 million, or 20.0%, to $11.6 million in the quarter ended June 30, 2003 from $14.5 million in the comparable period of 2002. The EBITDA contribution of the new acquisitions was not material in the quarter ended June 30, 2003.

    International

    The international manufacturing operations; HI Metals, HI Ceramics and HI Glass, were acquired in February 2003. Sales related to these entities were $3.1 million for the three months ended June 30, 2003, of which, $1.0 million was distributed to non-affiliate resellers. EBITDA for these new acquisitions was $(746,000). Approximately $946,000 of cost of goods sold and general and administrative expense of the international manufacturing operations was recorded as non-recurring reorganization expense related to redundant labor, inventory valuation adjustments and consulting fees and considered an add-back for EBITDA.

THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2002

    Consolidated net sales increased $12.6 million, or 4.7%, to $277.3 million in the six months ended June 30, 2003, from $264.7 million in the comparable 2002 period. Consolidated EBITDA increased $0.4 million, or 0.6%, to $55.5 million in the six months ended June 30, 2003 as compared to $55.1 million in the six months ended June 30, 2002. See discussion in "Results of Operations."

DIRECT SELLING

    Domestic

    Domestic net sales to non-affiliates and affiliates increased $7.7 million, or 3.0% to $259.7 million from $252.0 million in the previous year. Of this increase, sales to affiliates increased by $10.4 million or 135.0% to $18.2 million in 2003 from $7.8 million in the comparable 2002 period. The primary sales drivers for non-affiliate sales are average order size, Displayer productivity and number of active Displayers. Domestic EBITDA decreased $3.1 million or 10.7% to $32.2 million in the six months ended June 30, 2003 from $29.1 million in the comparable 2002 period. The primary reasons for the decrease are discussed in the "Results of Operations."

    International

    International direct sales include sales in Mexico, Canada and Puerto Rico. These sales increased $8.5 million, or 53.8%, to $24.4 million in the six months ended June 30, 2003, from $15.9 million in the six months ended June 30, 2002. This increase is primarily due to the increase in the Displayer base in Mexico and Canada. EBITDA related to International direct sales increased $1.1 million, or 52.4%, to $3.1 million in the six months ended June 30, 2003 as compared to $2.0 million in the six months ended June 30, 2002.

WHOLESALE SUPPLY

    The Company is in the process of growing its wholesale supply sales to non-affiliate resellers through its domestic and international manufacturing facilities. External sales for the six-month period increased $6.9 million or 150.3% to $11.4 million as compared to $4.5 million in the comparable period of 2002. Of these sales, 52.6% or $6.0 million were generated by the previously-described newly acquired companies and their existing customer base - BBA, Boehm, HI Metals, HI Ceramics and HI Glass. EBITDA generated through wholesale supply operations decreased $3.0 million or 11.8% to $22.5 million in the six months ended June 30, 2003 from $25.5 million in the comparable period of 2002. The new acquisitions generated a loss of $1.1 million in EBITDA during the 2003 period due to product and pricing inefficiencies incurred during the integration period.

    Domestic

    Domestic manufacturing operations consist of Dallas Woodcraft Company, LP ("DWC"), Laredo Candle Company, L.P. "(Laredo Candle") and GIA, Inc. ("GIA") as well as two recently acquired operations, BBA and Boehm. Net sales generated by the domestic manufacturing entities grew 2.7%, or $2.0 million, to $76.9 million in the six months ended June 30, 2003 from $74.9 million in the comparable period of 2002. The newly acquired entities generated $3.6 million while the established entities decreased $1.6 million. Of total domestic manufacturing sales, $67.9 million was sold to the Company for distribution to the Displayer base. The remaining $9.0 million of sales was distributed through wholesale supply operations. Domestic manufacturing EBITDA decreased $2.0 million, or 7.8%, to $23.5 million in the six months ended June 30, 2003 from $25.5 million in the comparable period of 2002. The EBITDA contribution of the new acquisitions was not material in the six months ended June 30, 2003.

    International

    The international manufacturing operations; HI Metals, HI Ceramics and HI Glass, were acquired in February 2003. Sales related to these entities were $4.7 million for the six months ended June 30, 2003, of which, $2.4 million was distributed to non-affiliate resellers. EBITDA for these new acquisitions was a loss of $1.0 million. Approximately $1.2 million of cost of goods sold and general and administrative expense of the international manufacturing operations was recorded as non-recurring reorganization expense related to redundant labor, inventory valuation adjustments and consulting fees and considered an add-back for EBITDA.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased $48.4 million to $15.7 million as of June 30, 2003, from $64.1 million at December 31, 2002. The decrease resulted from a use of cash of $11.7 million, $21.0 million and $16.1 million for operating, investing and financing activities, respectively. Cumulative translation adjustment for the six months ended 2003 generated cash of $0.4 million.

    Net cash used in operating activities increased $11.9 million during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The majority of the increase in funds used is attributable to a $9.0 million decrease in royalties payable due to lower commissionable sales, a $4.7 million decrease in seminar and incentive payable due to timing of incentives, a $5.2 million increase in inventories, and a $5.9 million increase in accounts receivable. These uses of cash were offset in part by an increase of $9.2 million related to accounts payable and an increase in income taxes payable of $4.8 million.

    Net cash used in investing activities increased $16.6 million in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Purchases of property, plant and equipment in the six months ended June 30, 2003 totaled $8.5 million, as compared to $4.9 million in the six months ended June 30, 2002. In addition, approximately $12.4 million was used to purchase certain assets of the new manufacturing entities in Mexico and New Jersey.

    Net cash used in financing activities increased $12.6 million in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. This change was primarily as a result of timing of principal payments due under the Senior Credit Facility, capital leases and other debt and a mandatory prepayment of $12.4 million made in April 2003.

    Payments on the Company's Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $30.0 million of revolving loans ("Revolving Loans"), which mature on December 31, 2004. The Revolving Loans were not utilized during the first six months of 2003 or 2002. As of August 12, 2003, there was not an outstanding balance on the Revolving Loans.

    The Company paid a total of $24.5 million in debt service for the six months ended June 30, 2003, consisting of principal payments under the Senior Credit Facility of $14.2 million, interest under the Senior Credit Facility of approximately $2.7 million, interest of $0.1 million on commitment fees and $7.5 million of interest on the Notes. Principal and interest payments of $3.9 million on the Senior Credit Facility were paid after the end of the second quarter of 2003 on June 30, 2003, after the Company's quarter end on June 28, 2003.

    The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, and maximum leverage ratios and capital expenditure measurements. Subject to the financial ratios and tests, the Company is required to make certain mandatory prepayments of the term loans on an annual basis. The Company made a $12.4 million prepayment of interest and principal on March 31, 2003.

    As of August 12, 2003, the Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

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

    As a result of the interest pricing mechanism associated with the Senior Credit Facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company's desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. As of August 12, 2003, the Company is not party to any hedging instruments. In addition, the Company does not use derivative instruments for trading or speculative purposes.

ADOPTION OF ACCOUNTING STANDARDS

    In May of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards

No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity' ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement of financial instruments issued by entities that have the characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on May 31, 2003 and there was not a financial accounting impact associated with its adoption.

    In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance and of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted certain provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended, March 31, 2003. The Company adopted the remaining provisions of SFAS No. 149 on June 30, 2003 and there was not a financial impact associated with its adoption.

    In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 "Interim Financial Report", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ending December 31, 2002. The Company has elected to continue accounting for the employee stock options plans under APB 25; however, the Company has adopted the new disclosure requirements of SFAS No. 148.

    In July of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003 and there was not a financial accounting impact associated with its adoption.

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

ITEM 4. CONTROLS AND PROCEDURES

    Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

    There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

EXHIBIT
 NUMBER                                                   DESCRIPTION
 ------                                                   -----------
 31.1*    Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2*    Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1*    Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2*    Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) REPORTS ON FORM 8-K

    Report on Form 8-K (Item 5) filed on June 9, 2003, announcing the strategic alliance between the Company and Meredith Corporation.

----------

*Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.

By: /s/ KENNETH J. CICHOCKI
    ------------------------------------------------
    Kenneth J. Cichocki
    Sr. Vice President of Finance and Chief
    Financial Officer (principal financial and
    accounting officer)

Date: August 12, 2003

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                                   DESCRIPTION
 -----                                                    -----------
 31.1*    Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2*    Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1*    Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2*    Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*Filed herewith.