Form 10-Q
period 2003-09-30
HOME INTERIORS & GIFTS INC
filed 2003-11-06
CIK 1067541

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 6, 2003, 15,240,218 shares of the Company's common stock, par value $0.10 per share, were outstanding.

================================================================================

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
PART I - FINANCIAL INFORMATION
Item 1. Unaudited Interim Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and
  September 30, 2003....................................................................      3
Consolidated Statements of Operations and Comprehensive Income for
  the three months and nine months ended September 30, 2002 and 2003....................      4
Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2002 and 2003...........................................................      5
Notes to Unaudited Interim Consolidated Financial Statements............................      6
Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations.............................................................     16
Item 3. Quantitative and Qualitative Disclosure About Market Risk.......................     24
Item 4. Controls and Procedures.........................................................     24
PART II - OTHER INFORMATION
Item 1. Legal proceedings...............................................................     25
Item 6. Exhibits and Reports on Form 8-K................................................     25

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2002 AND SEPTEMBER 30, 2003
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                 (UNAUDITED)
                                                                             DECEMBER 31,       SEPTEMBER 30,
                                                                                 2002               2003
                                                                             ------------       -------------
                                     ASSETS

Current assets:
 Cash ..............................................................          $  64,116           $  14,502
 Accounts receivable, net ..........................................             13,581              26,846
 Inventories, net ..................................................             55,209              86,444
 Deferred income tax ...............................................              8,399               9,107
 Other current assets ..............................................              2,997               3,356
                                                                              ---------           ---------
       Total current assets ........................................            144,302             140,255
Property, plant and equipment, net .................................             69,482              76,200
Debt issuance costs, net ...........................................              5,067               4,234
Goodwill ...........................................................             11,126              14,475
Other assets, net ..................................................                621                 630
                                                                              ---------           ---------
       Total assets ................................................          $ 230,598           $ 235,794
                                                                              =========           =========
              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Accounts payable ..................................................          $  32,844           $  33,871
 Accrued seminars and incentive awards .............................             22,435              14,387
 Royalties payable .................................................             13,327               6,154
 Current portion of related party note payable .....................                663                 663
 Current maturities of long-term debt and capital lease
  obligations ......................................................             21,017               8,183
 Other current liabilities .........................................             21,699              37,791
                                                                              ---------           ---------
       Total current liabilities ...................................            111,985             101,049
Long-term related party note payable, net of current maturities ....              1,362               1,362
Long-term debt and capital lease obligations, net of current
 maturities ........................................................            321,874             317,590
Non-current deferred income tax liability ..........................              3,354               1,757
Other liabilities ..................................................             19,724              19,327
                                                                              ---------           ---------
       Total liabilities ...........................................            458,299             441,085
                                                                              ---------           ---------
Commitments and contingencies (see Note 9)
Shareholders' deficit:
 Preferred stock, par value $0.01 per share 10,000,000 shares authorized 96,058.98 shares designated as cumulative 12.5% Senior
   Convertible Preferred Stock at a liquidation value of
   $1,000 per share, 96,058.98 shares issued and outstanding .......             94,196              94,196
 Common stock, par value $0.10 per share, 75,000,000 shares
   authorized, 15,240,218 shares issued and outstanding ............              1,524               1,524
 Additional paid-in capital ........................................            180,829             184,046
 Accumulated deficit ...............................................           (503,731)           (484,519)
 Accumulated other comprehensive loss ..............................               (519)               (538)
                                                                              ---------           ---------
       Total shareholders' deficit .................................           (227,701)           (205,291)
                                                                              ---------           ---------
       Total liabilities and shareholders' deficit .................          $ 230,598           $ 235,794
                                                                              =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                          -----------------------     -----------------------
                                                            2002          2003          2002          2003
                                                          ---------     ---------     ---------     ---------
Net sales ...........................................     $ 125,673     $ 147,301     $ 390,397     $ 424,571
Cost of goods sold ..................................        56,000        76,818       170,113       198,222
                                                          ---------     ---------     ---------     ---------
Gross profit ........................................        69,673        70,483       220,284       226,349
Selling, general and administrative:
 Selling ............................................        23,422        25,968        72,626        72,739
 Freight, warehouse and distribution ................        15,401        20,483        44,378        54,374
 General and administrative .........................        13,539        17,949        40,257        49,990
 Loss on debt restructure ...........................         7,188            --         7,188            --
 Gain on the disposition of assets ..................            --          (439)         (361)         (146)
 Stock option expense ...............................            14         1,001           107         3,216
                                                          ---------     ---------     ---------     ---------
       Total selling, general and administrative.....        59,564        64,962       164,195       180,173
                                                          ---------     ---------     ---------     ---------
Operating income ....................................        10,109         5,521        56,089        46,176
Other income (expense):
 Interest income ....................................           122            38           246           263
 Interest expense ...................................        (7,013)       (6,748)      (20,278)      (20,610)
 Other income (expense), net ........................           423          (592)       (1,595)         (259)
                                                          ---------     ---------     ---------     ---------
       Other income (expense), net ..................        (6,468)       (7,302)      (21,627)      (20,606)
                                                          ---------     ---------     ---------     ---------
Income before income taxes ..........................         3,641        (1,781)       34,462        25,570
Income tax provision (benefit) ......................         1,260        (3,907)       12,750         6,358
                                                          ---------     ---------     ---------     ---------
Net income ..........................................         2,381         2,126        21,712        19,212
Other comprehensive loss:
 Cumulative translation adjustment ..................           (32)         (362)         (190)          (19)
                                                          ---------     ---------     ---------     ---------
       Other comprehensive loss .....................           (32)         (362)         (190)          (19)
                                                          ---------     ---------     ---------     ---------
Comprehensive income ................................     $   2,349     $   1,764     $  21,522     $  19,193
                                                          =========     =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                ----------------------
                                                                    SEPTEMBER 30,
                                                                ----------------------
                                                                  2002          2003
                                                                --------      --------
Cash flows from operating activities:
Net income ................................................     $ 21,712      $ 19,212
                                                                --------      --------
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
 Depreciation and amortization ............................        8,757        11,767
 Amortization of debt issuance costs and other ............        1,616           833
 Provision for doubtful accounts ..........................        1,546         2,271
 Loss on debt restructure .................................        7,188            --
 Provision for losses on inventories ......................        2,532        (1,177)
 Gain on the disposition of assets ........................         (361)         (146)
 Stock option expense .....................................          107         3,216
 Deferred tax benefit .....................................       (2,472)       (2,304)
 Changes in assets and liabilities:
  Accounts receivable .....................................      (11,311)      (15,927)
  Inventories .............................................      (39,537)      (27,794)
  Other current assets ....................................       (3,364)         (364)
  Other assets ............................................          (64)          (70)
  Accounts payable ........................................        3,561         2,861
  Income taxes payable ....................................       (2,770)        3,204
  Other accrued liabilities ...............................       17,544        (3,798)
                                                                --------      --------
     Total adjustments ....................................      (17,028)      (27,428)
                                                                --------      --------
     Net cash provided by (used in) operating activities ..        4,684        (8,216)
                                                                --------      --------
Cash flows from investing activities:
 Business acquisitions, net of cash acquired ..............           --       (13,474)
 Purchases of property, plant and equipment ...............       (9,184)      (10,865)
 Proceeds from the sale of property, plant and equipment ..          574           630
 Purchase of intangible assets ............................          (10)           --
                                                                --------      --------
     Net cash used in investing activities ................       (8,620)      (23,709)
                                                                --------      --------
Cash flows from financing activities:
 Payments of principal under capital lease obligations ....       (1,049)       (1,443)
 Payments of principal under the Senior Credit Facility ...       (5,500)      (15,477)
 Proceeds from borrowings under the Senior Credit
  Facility ................................................       35,000            --
 Debt issuance costs ......................................       (4,101)           --
 Payments of principal of other bank debt .................           --          (750)
                                                                --------      --------
     Net cash provided by (used in) financing activities ..       24,350       (17,670)
                                                                --------      --------
Effect of cumulative translation adjustment ...............         (190)          (19)
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents ......       20,224       (49,614)
Cash and cash equivalents at beginning of year ............       13,712        64,116
                                                                --------      --------
Cash and cash equivalents at end of period ................     $ 33,936      $ 14,502
                                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BACKGROUND

    Home Interiors & Gifts, Inc. (the "Company") is a fully integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company's products include, but are not limited to, framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, and tableware (the "Products"). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives ("Displayers") who resell the Products primarily through the "party-plan" method of conducting in-home presentations ("Shows") for potential customers. The Company has approximately 90,400 active Displayers located in the United States, Mexico, Canada and Puerto Rico.

    The Company has been located in Dallas, Texas since its inception in 1957. Currently the majority of the Company's outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm ("Hicks Muse").

    The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. During the third quarter of 2003, approximately 41.8% of the dollar volume of Products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company's subsidiaries. In addition to the Products sold to the Company for the direct selling channel, the subsidiaries have a growing presence in the wholesale supply market.

2. SIGNIFICANT ACCOUNTING POLICIES

    These consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The last days of the quarters ended September 30, 2002 and 2003 in the accompanying unaudited consolidated financial information were September 28, 2002 and September 27, 2003, respectively.

    The consolidated financial information as of September 30, 2003 and for the three months and nine months ended September 30, 2002 and 2003 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 30, 2003 and December 31, 2002, its operating results and comprehensive income for the three months and nine months ended September 30, 2002 and 2003, and its cash flows for the nine months ended September 30, 2002 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

    In 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Previously the Company recognized a loss on a debt restructure as an extraordinary loss, net of related tax effect. On January 1, 2003, the Company adopted SFAS No. 145 and in accordance with SFAS No. 145, the Company reclassified the extraordinary loss, net of related tax effect, to income from operations and income tax expense. The effect of adopting SFAS No. 145 decreased operating income from previously amounts reported by $7.2 million and decreased income taxes by $2.7 million for the quarter and year ended September 30, 2002.

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

COMPENSATION CHARGE

    SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company's 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistent with SFAS No. 123, the Company's compensation cost and net income for the three months and nine months ended September 30, 2002 and 2003 would approximate (in thousands):

                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30                SEPTEMBER 30
                                                                      -------------------------   -------------------------
                                                                           2002          2003          2002          2003
                                                                      ------------  -----------   ------------  -----------
Net income, as reported..........................................      $    2,381     $  2,126     $   21,712    $   19,212
Add: Stock-based employee compensation expense
  included in reported net income, net of related tax effects....              --          449             --         1,440
Deduct: Stock-based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effects.........................            (141)        (497)          (452)       (1,760)
                                                                       ----------     --------     ----------    ----------
Pro forma net income.............................................      $    2,240     $  2,078     $   21,260    $   18,892
                                                                       ==========     ========     ==========    ==========

3. ACQUISITIONS

    On January 29, 2003, the Company acquired 100% of the assets of Tempus Corporation, S.A. de C.V., a manufacturer of metal products located in Monterrey, Mexico, for approximately $4.7 million, plus deferred payments of $2.6 million, based upon the future profitability of the acquired business above certain thresholds. Existing cash resources were used to fund the acquisition. At closing, the Company paid $2.0 million in cash. In February and March of 2003, the Company paid an additional $2.3 million in cash. The acquisition of Tempus Corporation, S.A. de C.V. was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets purchased, primarily machinery and equipment assets of $4.0 million, based upon their respective fair market values at the date of acquisition, and the excess of purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition, goodwill recognized was approximately $218,000. In July of 2003, the $2.6 million deferred payment obligation to the seller was terminated.

    On February 7, 2003, the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively, "Produr") for approximately $6.5 million, plus a deferred payment of $125,000, based upon the profitability of the acquired business in the year 2003. Produr manufactures glass, ceramics, and metal products and is located in Monterrey and Guadalajara, Mexico. Existing cash resources were used to fund the acquisition. Prior to closing, the Company had advanced approximately $5.3 million under the terms of a promissory note that was paid at closing. In connection with the closing, the Company paid liabilities of the selling entities totaling $5.3 million. The acquisition of Produr was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets and liabilities, primarily property and equipment of $5.6 million, inventory of $423,000 and capital lease obligations of $662,000, based upon their respective fair market values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition goodwill recognized was approximately $1.1 million.

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

4. INVENTORIES, NET

    Inventories, net consisted of the following as of December 31, 2002 and September 30, 2003 (in thousands):

                                   DECEMBER 31,     SEPTEMBER 30,
                                       2002             2003
                                  --------------   ---------------

Raw materials................      $    4,974        $  9,944
Work in process..............           1,175           2,588
Finished goods...............          57,076          78,862
                                   ----------        --------
                                       63,225          91,394
Inventory allowance..........          (8,016)         (4,950)
                                   ----------        --------
                                   $   55,209        $ 86,444
                                   ==========        ========

5. OTHER CURRENT LIABILITIES

    Other current liabilities consisted of the following as of December 31, 2002 and September 30, 2003 (in thousands):

                                   DECEMBER 31,     SEPTEMBER 30,
                                       2002              2003
                                  --------------   ---------------
Interest.....................      $    1,241        $  7,489
Accrued compensation.........           6,440           5,488
Income tax payable...........              --           3,204
Sales taxes..................           3,980           3,823
Deferred revenue.............           1,274           8,845
Workers' compensation........           3,142           3,105
Related party................           1,441              --
Other current liabilities....           4,181           5,837
                                   ----------        --------
                                   $   21,699        $ 37,791
                                   ==========        ========

6. ADOPTION OF NEW ACCOUNTING STANDARDS

    In May of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement of financial instruments issued by entities that have the characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on May 31, 2003 and there was not a financial accounting impact associated with its adoption.

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

    In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ended December 31, 2002.

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

    - Direct Selling International -- direct seller of home decorative accessories in Mexico, Canada and Puerto Rico; and

    - Domistyle - wholesale supply operation that manufactures, imports, and distributes candles, framed artwork, mirrors, various types of molded plastic, metal, glass, and ceramic products for affiliates and other non-affiliate resellers.

    The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, non-cash expense for stock options, losses on debt restructure, gains on disposition of assets, and other income expense (defined as "EBITDA"). The Company also uses EBITDA, as defined, as a performance measure due to the Company's required compliance thresholds for EBITDA, as defined, covenants per the Senior Credit Agreement. The accounting principles of the segments are the same as those described in
Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between the wholesale supply and the direct selling markets, as well as the elimination of the investment in each subsidiary for consolidation purposes. The table below presents information about reportable segments used by the Company's executive management team as of and for the three months and nine months ended September 30, 2002 and 2003 (in thousands):

                                      DIRECT        DIRECT
     THREE MONTHS ENDED              SELLING        SELLING
        SEPTEMBER 30,                DOMESTIC     INTERNATIONAL     DOMISTYLE     ELIMINATIONS     CONSOLIDATED
        -------------                --------     -------------     ---------     ------------     ------------
          2002
Net sales to non-affiliates....     $ 114,718       $  8,556        $  2,399       $      --        $ 125,673
Net sales to affiliates........         4,443             --          29,529         (33,972)              --
EBITDA, as defined.............        10,921            757          10,010            (255)          21,433
          2003
Net sales to non-affiliates....     $ 121,680       $ 17,149        $  8,472       $      --        $ 147,301
Net sales to affiliates........         6,030             --          34,785         (40,815)              --
EBITDA, as defined.............         2,472          1,085          11,021          (1,090)          13,488

                                      DIRECT         DIRECT
      NINE MONTHS ENDED              SELLING         SELLING
        SEPTEMBER 30,                DOMESTIC     INTERNATIONAL      DOMISTYLE     ELIMINATIONS     CONSOLIDATED
        -------------                --------     -------------      ---------     ------------     ------------
          2002
Net sales to
non-affiliates.............         $  359,010      $ 24,445         $  6,942      $      --         $ 390,397
Net sales to affiliates....             12,196            --           99,870       (112,066)               --
EBITDA, as defined.........             40,000         2,783           35,478         (1,709)           76,552
Total assets...............            205,372         5,781           90,813        (79,389)          222,577
Capital expenditures.......              7,615            18            1,551             --             9,184
          2003
Net sales to
non-affiliates.............         $  363,133      $ 41,593         $ 19,845      $      --         $ 424,571
Net sales to affiliates....             24,252            --          105,026       (129,278)               --
EBITDA, as defined.........             34,657         4,172           33,472         (3,341)           68,960
Total assets...............            213,036         9,815           95,667        (82,724)          235,794
Capital expenditures.......              5,232           356            5,277             --            10,865

The following table represents a reconciliation of net income to consolidated EBITDA, as defined, for the three months and nine months ended September 30, 2002 and 2003 (in thousands):

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                          --------------------------  --------------------------
                                              2002          2003          2002          2003
                                          ------------  ------------  ------------  ------------
Net income (loss).....................     $    2,381    $    2,126    $   21,712    $   19,212
Effects of SAB 101....................            337           (45)        1,720         1,745
Depreciation and amortization.........          2,883         4,105         8,757        11,767
Loss on debt restructure..............          7,188            --         7,188            --
Gain on disposition of assets.........             --          (439)         (361)         (146)
Stock option expense..................             14         1,001           107         3,216
Reorganization costs..................            704         3,372         2,042         5,156
Interest income.......................           (122)          (38)         (246)         (263)
Interest expense......................          7,013         6,748        20,278        20,610
Other income (expense), net...........           (423)          592         1,595           259
Income tax provision (benefit)........          1,458        (3,934)       13,760         7,404
                                           ----------    ----------    ----------    ----------
EBITDA, as defined....................     $   21,433    $   13,488    $   76,552    $   68,960
                                           ==========    ==========    ==========    ==========

8. GUARANTOR FINANCIAL DATA

    Dallas Woodcraft Company, LP, DWC GP, Inc., GIA, Inc., Homco, Inc., Spring Valley Scents, Inc., Laredo Candle Company, L.P., Domistyle, Inc., EM Boehm, Inc., Home Interiors de Puerto Rico, Inc. and HIG Investments, Inc. (collectively, the "Guarantors") unconditionally, on a joint and several basis, guarantee Home Interiors & Gifts, Inc.'s ("Borrower") credit agreement with its principal lenders (the "Senior Credit Agreement"), and the Debt Holder's 10 1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the "Notes"). The Company's other subsidiaries, Home Interiors de Mexico, S. de R.L. de C.V., Home Interiors Services de Mexico, S.A. de C.V., HI Ceramics, S.A. de C.V., HI Metals, S.A. de C.V., HI Glass, S.A. de C.V., HI Trading Mexicana, S.A. de C.V., and Home Interiors & Gifts of Canada, Inc. (collectively, the "Non- Guarantors") have not guaranteed the Senior Credit Facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

           THREE MONTHS ENDED
           SEPTEMBER 30, 2002                      BORROWER         GUARANTORS     NON GUARANTORS      ELIMINATIONS     CONSOLIDATED
---------------------------------------------    ------------       -----------    --------------      ------------     ------------
Net sales....................................    $    119,865        $ 32,556          $ 7,224           $ (33,972)      $ 125,673
Cost of good sold............................          64,124          21,522            4,072             (33,718)         56,000
                                                 ------------        --------          -------           ---------       ---------
  Gross profit...............................          55,741          11,034            3,152                (254)         69,673
Total selling, general and administrative....          55,482           1,518            2,564                  --          59,564
                                                 ------------        --------          -------           ---------       ---------
  Operating income (loss)....................             259           9,516              588                (254)         10,109
Other income (expense), net..................          (6,852)            128              (88)                344          (6,468)
                                                 ------------        --------          -------           ---------       ---------
  Income (loss) before income taxes..........          (6,593)          9,644              500                  90           3,641
Provision for income taxes...................           1,791          (2,853)            (198)                 --          (1,260)
Equity in income (loss) of subsidiaries,
  net of tax.................................           7,092               3               --              (7,095)             --
                                                 ------------        --------          -------           ---------       ---------
  Net income (loss)..........................           2,290           6,794              302              (7,005)          2,381
Other comprehensive income (loss)............               5              --              (37)                 --             (32)
                                                 ------------        --------          -------           ---------       ---------
  Comprehensive income (loss)................    $      2,295        $  6,794          $   265           $  (7,005)      $   2,349
                                                 ============        ========          =======           =========       =========

            NINE MONTHS ENDED
           SEPTEMBER 30, 2002                      BORROWER         GUARANTORS     NON GUARANTORS      ELIMINATIONS     CONSOLIDATED
-------------------------------------------      ------------       -----------    --------------      ------------     ------------
Net sales..................................      $    372,982        $108,671         $ 20,810           $(112,066)      $ 390,397
Cost of good sold..........................           199,670          69,982           10,818            (110,357)        170,113
                                                 ------------        --------         --------           ---------       ---------
  Gross profit.............................           173,312          38,689            9,992              (1,709)        220,284
Total selling, general and administrative..           151,860           4,872            7,463                  --         164,195
                                                 ------------        --------         --------           ---------       ---------
  Operating income (loss)..................            21,452          33,817            2,529              (1,709)         56,089
Other income (expense), net................           (21,184)            339             (438)               (344)        (21,627)
                                                 ------------        --------         --------           ---------       ---------
  Income (loss) before income taxes........               268          34,156            2,091              (2,053)         34,462
Provision for income taxes.................              (447)        (11,742)            (561)                 --         (12,750)
Equity in income (loss) of subsidiaries,
  net of tax...............................            23,942              15               --             (23,957)             --
                                                 ------------        --------         --------           ---------       ---------
  Net income (loss)........................            23,763          22,429            1,530             (26,010)         21,712
Other comprehensive income.................                 9              --             (199)                 --            (190)
                                                 ------------        --------         --------           ---------       ---------
  Comprehensive income (loss)..............      $     23,772        $ 22,429         $  1,331           $ (26,010)      $  21,522
                                                 ============        ========         ========           =========       =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

          THREE MONTHS ENDED
          SEPTEMBER 30, 2003               BORROWER         GUARANTORS     NON GUARANTORS       ELIMINATIONS    CONSOLIDATED
---------------------------------------  -------------      ----------     --------------       ------------    ------------
Net sales..............................  $    129,177        $ 40,881         $ 19,747           $ (42,504)      $ 147,301
Cost of good sold......................        76,973          27,391           13,866             (41,412)         76,818
                                         ------------        --------         --------           ---------       ---------
  Gross profit.........................        52,204          13,490            5,881              (1,092)         70,483
Total selling, general and
  administrative.......................        55,032           2,822            7,108                  --          64,962
                                         ------------        --------         --------           ---------       ---------
  Operating income (loss)..............        (2,828)         10,668           (1,227)             (1,092)          5,521
Other income (expense), net............        (6,578)            108             (803)                (29)         (7,302)
                                         ------------        --------         --------           ---------       ---------
  Income (loss) before income taxes....        (9,406)         10,776           (2,030)             (1,121)         (1,781)
Benefit (provision) for income taxes...         6,922          (3,815)             800                  --           3,907
Equity in income (loss) of
  subsidiaries, net of tax.............         5,729          (1,477)              --              (4,252)             --
                                         ------------        --------         --------           ---------       ---------
  Net income (loss)....................         3,245           5,484           (1,230)             (5,373)          2,126
Other comprehensive loss...............            --              --             (362)                 --            (362)
                                         ------------        --------         --------           ---------       ---------
  Comprehensive income (loss)..........  $      3,245        $  5,484         $ (1,592)          $  (5,373)      $   1,764
                                         ============        ========         ========           =========       =========

           NINE MONTHS ENDED
          SEPTEMBER 30, 2003               BORROWER         GUARANTORS     NON GUARANTORS      ELIMINATIONS     CONSOLIDATED
---------------------------------------  ------------       ----------     --------------      ------------     ------------
Net sales..............................  $    392,147        $119,849         $ 44,593           $(132,018)      $ 424,571
Cost of good sold......................       216,339          78,875           31,684            (128,676)        198,222
                                         ------------        --------         --------           ---------       ---------
  Gross profit.........................       175,808          40,974           12,909              (3,342)        226,349
Total selling, general and
  administrative.......................       157,042           8,016           15,115                  --         180,173
                                         ------------        --------         --------           ---------       ---------
  Operating income (loss)..............        18,766          32,958           (2,206)             (3,342)         46,176
Other income (expense), net............       (19,892)            299           (1,005)                 (8)        (20,606)
                                         ------------        --------         --------           ---------       ---------
  Income (loss) before income taxes....        (1,126)         33,257           (3,211)             (3,350)         25,570
Benefit (provision) for income taxes...         4,302         (11,821)           1,161                  --          (6,358)
Equity in income (loss) of
  subsidiaries, net of tax.............        19,385          (3,231)              --             (16,154)             --
                                         ------------        --------         --------           ---------       ---------
  Net income (loss)....................        22,561          18,205           (2,050)            (19,504)         19,212
Other comprehensive loss...............           (10)             --               (9)                 --             (19)
                                         ------------        --------         --------           ---------       ---------
  Comprehensive income (loss)..........  $     22,551        $ 18,205         $ (2,059)          $ (19,504)      $  19,193
                                         ============        ========         ========           =========       =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                                                    BORROWER   GUARANTORS  NON GUARANTORS  CONSOLIDATING  ELIMINATIONS  CONSOLIDATED
                                                   ----------  ----------  --------------  -------------  ------------  ------------
    ASSETS
Current assets:
  Cash ...........................................  $  64,053    $   (955)     $ 1,018       $  64,116       $    --      $  64,116
  Accounts receivable, net .......................      9,682       2,226        1,673          13,581            --         13,581
  Inventories, net ...............................     47,186       7,473        3,875          58,534        (3,325)        55,209
  Other current assets ...........................     10,274         952          170          11,396            --         11,396
  Due to (due from) subsidiaries .................    (56,142)     58,569       (2,427)             --            --             --
                                                    ---------    --------      -------       ---------      --------      ---------
      Total current assets .......................     75,053      68,265        4,309         147,627        (3,325)       144,302
Property, plant and equipment, net ...............     51,044      18,079          359          69,482            --         69,482
Investment in subsidiaries .......................     74,805          29           --          74,834       (74,834)            --
Debt issuance costs and other assets .............      5,663      11,151           --          16,814            --         16,814
                                                    ---------    --------      -------       ---------      --------      ---------
      Total assets ...............................  $ 206,565    $ 97,524      $ 4,668       $ 308,757      $(78,159)     $ 230,598
                                                    =========    ========      =======       =========      ========      =========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ...............................  $  28,597    $  3,159      $   457       $  32,213      $    631      $  32,844
  Related party note payable .....................        663          --           --             663            --            663
  Current maturities of long-term debt
      and capital lease obligations ..............     20,266         751           --          21,017            --         21,017
  Other current liabilities ......................     35,973      20,030        1,458          57,461            --         57,461
                                                    ---------    --------      -------       ---------      --------      ---------
      Total current liabilities ..................     85,499      23,940        1,915         111,354           631        111,985
Long term related party note payable .............      1,362          --           --           1,362            --          1,362
Long-term debt and capital lease
  obligations, net of current maturities .........    321,874          --           --         321,874            --        321,874
Other liabilities ................................     21,043       1,612          423          23,078            --         23,078
                                                    ---------    --------      -------       ---------      --------      ---------
      Total liabilities ..........................    429,778      25,552        2,338         457,668           631        458,299
                                                    ---------    --------      -------       ---------      --------      ---------
Commitments and contingencies (see Note 9)
Shareholders' equity (deficit):
  Preferred stock ................................     94,196          --           --          94,196            --         94,196
  Common stock ...................................      1,524       1,001           14           2,539        (1,015)         1,524
  Additional paid-in capital .....................    180,829      35,436        1,014         217,279       (36,450)       180,829
  Retained earnings (accumulated deficit) ........   (499,773)     35,535        1,832        (462,406)      (41,325)      (503,731)
  Accumulated other comprehensive
      income (loss) ..............................         11          --         (530)           (519)           --           (519)
                                                    ---------    --------      -------       ---------      --------      ---------
      Total shareholders' equity (deficit) .......   (223,213)     71,972        2,330        (148,911)      (78,790)      (227,701)
                                                    ---------    --------      -------       ---------      --------      ---------
      Total liabilities and shareholders'
        equity (deficit) .........................  $ 206,565    $ 97,524      $ 4,668       $ 308,757      $(78,159)     $ 230,598
                                                    =========    ========      =======       =========      ========      =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003

                                                     BORROWER  GUARANTORS  NON GUARANTORS  CONSOLIDATING  ELIMINATIONS  CONSOLIDATED
                                                    ---------- ----------  --------------  -------------  ------------  ------------
    ASSETS
Current assets:
  Cash ...........................................  $  14,214   $  (2,026)    $  2,314       $  14,502     $      --      $  14,502
  Accounts receivable, net .......................     15,036       3,965        7,845          26,846            --         26,846
  Inventories, net ...............................     65,617      14,937       12,565          93,119        (6,675)        86,444
  Other current assets ...........................      8,991       1,442        2,030          12,463            --         12,463
  Due to (due from) subsidiaries .................    (37,049)     56,675      (19,626)             --            --             --
                                                    ---------   ---------     --------       ---------     ---------      ---------
      Total current assets .......................     66,809      74,993        5,128         146,930        (6,675)       140,255
Property, plant and equipment, net ...............     45,255      19,190       11,755          76,200            --         76,200
Investment in subsidiaries .......................     97,929       8,106           --         106,035      (106,035)            --
Debt issuance costs and other assets .............      4,816      13,179        1,344          19,339            --         19,339
                                                    ---------   ---------     --------       ---------     ---------      ---------
      Total assets ...............................  $ 214,809   $ 115,468     $ 18,227       $ 348,504     $(112,710)     $ 235,794
                                                    =========   =========     ========       =========     =========      =========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ...............................  $  27,949   $   3,449     $  1,841       $  33,239     $     632      $  33,871
  Related party note payable .....................        663          --           --             663            --            663
  Current maturities of long-term debt
   and capital lease obligations .................      8,178           5           --           8,183            --          8,183
  Other current liabilities ......................     38,529      15,933        3,870          58,332            --         58,332
                                                    ---------   ---------     --------       ---------     ---------      ---------
      Total current liabilities ..................     75,319      19,387        5,711         100,417           632        101,049
Long term related party note payable .............      1,362          --           --           1,362            --          1,362
Long-term debt and capital lease
  obligations, net of current maturities .........    317,590          --           --         317,590            --        317,590
Other liabilities ................................     17,983       2,188          913          21,084            --         21,084
                                                    ---------   ---------     --------       ---------     ---------      ---------
      Total liabilities ..........................    412,254      21,575        6,624         440,453           632        441,085
                                                    ---------   ---------     --------       ---------     ---------      ---------
Commitments and contingencies (see Note 9)
Shareholders' equity (deficit):
  Preferred stock ................................     94,196          --           --          94,196            --         94,196
  Common stock ...................................      1,524       1,001           27           2,552        (1,028)         1,524
  Additional paid-in capital .....................    184,046      50,174       12,331         246,551       (62,505)       184,046
  Retained earnings (accumulated deficit) ........   (477,212)     42,718         (216)       (434,710)      (49,809)      (484,519)
  Accumulated other comprehensive
    income (loss) ................................          1          --         (539)           (538)           --           (538)
                                                    ---------   ---------     --------       ---------     ---------      ---------
      Total shareholders' equity (deficit) .......   (197,445)     93,893       11,603         (91,949)     (113,342)      (205,291)
                                                    ---------   ---------     --------       ---------     ---------      ---------
      Total liabilities and shareholders' equity
        (deficit) ................................  $ 214,809   $ 115,468     $ 18,227       $ 348,504     $(112,710)     $ 235,794
                                                    =========   =========     ========       =========     =========      =========

                  CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                       --------------------------------------------
                                                         BORROWER       GUARANTORS   NON GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         --------       ----------   --------------   ------------   ------------
Net cash provided by operating activities ..........     $  4,036        $   382         $ 266            $  --        $  4,684
Cash flows from investing activities:
  Purchase of property, plant and equipment ........       (7,615)        (1,551)          (18)              --          (9,184)
  Purchase of intangible assets ....................          (10)            --                             --             (10)
  Proceeds from the sale of property, plant and
     equipment .....................................          574             --                             --             574
                                                         --------        -------         -----            -----        --------
  Net cash used in investing activities ............       (7,051)        (1,551)          (18)              --          (8,620)
                                                         --------        -------         -----            -----        --------
Cash flows from financing activities:
  Payments under capital lease obligations .........       (1,049)            --            --               --          (1,049)
  Payment under the Senior Credit facility .........       (5,500)            --            --               --          (5,500)
  Proceeds from borrowings under the
     Senior Credit Facility ........................       35,000             --            --               --          35,000
   Debt issuance costs .............................       (4,101)            --            --               --          (4,101)
                                                         --------        -------         -----            -----        --------
   Net cash provided by financing activities .......       24,350             --            --               --          24,350
                                                         --------        -------         -----            -----        --------
  Effect of cumulative translation adjustment ......           10             --          (200)              --            (190)
                                                         --------        -------         -----            -----        --------
Net increase (decrease) in cash and
  cash equivalents .................................       21,345         (1,169)           48               --         (20,224)
Cash and cash equivalents at the beginning
  of year ..........................................       13,757           (542)          497               --          13,712
                                                         --------        -------         -----            -----        --------
Cash and cash equivalents at the end of period .....     $ 35,102        $(1,711)        $ 545            $  --        $ 33,936
                                                         ========        =======         =====            =====        ========

                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                            --------------------------------------------
                                                               BORROWER    GUARANTORS    NON GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                              ---------    ----------    --------------   ------------  ------------
Net cash provided by (used in)
  operating activities ................................       $(27,034)     $ 14,174        $ 4,644          $  --        $ (8,216)
Cash flows from investing activities:
  Purchase of property, plant and equipment ...........         (5,232)       (2,848)        (2,785)            --         (10,865)
  Business acquisitions, net of cash acquired .........         (1,798)      (11,676)            --             --         (13,474)
  Other ...............................................            601            29             --             --             630
                                                              --------      --------        -------          -----        --------
    Net cash used in investing activities .............         (6,429)      (14,495)        (2,785)            --         (23,709)
                                                              --------      --------        -------          -----        --------
Cash flows from financing activities:
  Payments under Senior Credit Facility ...............        (15,477)           --             --             --         (15,477)
  Payments under capital lease obligations ............           (889)           --           (554)            --          (1,443)
  Payments other bank debt ............................             --          (750)            --             --            (750)
                                                              --------      --------        -------          -----        --------
    Net cash used in financing activities .............        (16,366)         (750)          (554)            --         (17,670)
                                                              --------      --------        -------          -----        --------
   Effect of cumulative translation adjustment ........            (10)           --             (9)            --             (19)
                                                              --------      --------        -------          -----        --------
Net increase (decrease) in cash and cash
  equivalents .........................................        (49,839)       (1,071)         1,296             --         (49,614)
Cash and cash equivalents at the beginning
  of year .............................................         64,053          (955)         1,018             --          64,116
                                                              --------      --------        -------          -----        --------
Cash and cash equivalents at the end of period ........       $ 14,214      $ (2,026)       $ 2,314          $  --        $ 14,502
                                                              ========      ========        =======          =====        ========

9. COMMITMENTS AND CONTINGENCIES

    The Company is engaged in various legal proceedings incidental to its normal business activities. Management believes that the amounts, if any, which ultimately may be due in connection with such lawsuits and claims would not have a material effect upon the Company, because most of the claims are covered by insurance.

    The Company is also engaged in product recall campaigns related to its normal business activities. Management believes that the costs, if any, associated with the product recalls would not have a material effect upon the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes thereto, which are included elsewhere herein. Unless otherwise mentioned, all references to the number of Displayers, number of orders shipped and average order size relate to domestic direct sales activity only.

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

COMPANY BACKGROUND

    The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of September 30, 2003, the Company has approximately 90,400 active Displayers located in the United States, Mexico, Canada and Puerto Rico. The Company's direct sales are dependent upon the number of Displayers selling the Company's products and their resulting productivity. Displayer productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Displayers new incentives and discounts timed to generate additional sales. The Company also sells products to customers outside of its direct selling channel.

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

    The Company recognizes the need to continue to attract and retain new Displayers. As of September 30, 2003, the Company's active Displayer base in the United States increased 4.9% to approximately 66,300 active Displayers from approximately 63,200 as of September 30, 2002. This increase was a result of the Company's continued focus on key areas such as Displayer understanding and awareness of the Hostess program, improved training and business guides and a more clearly defined and communicated career path as reflected in the new recruit program.

    The retention of experienced Displayers requires operational focus on several areas: product distribution fulfillment rates, product selection and Displayer training and motivation. Fulfillment rates for product distribution remained strong at approximately 99% as of

September 30, 2003 and 2002. The Company is continuing to introduce new products during 2003, which compliment the current line of products, in an attempt to give the product line a fresh and more innovative look. New products are carefully selected and tested with Displayers prior to their introduction and placement in the product line. The Company's "Recertification" program retrains Displayers on how to become more effective Directors and Trainers by helping them develop and enhance their leadership skills. In order to enhance this program, the Company has partnered with John Maxwell, a New York Times best-selling author on leadership. Mr. Maxwell is communicating with the field leadership through various media including newsletters, audio, and regularly scheduled conference calls to help them develop and enhance their leadership skills and grow their business.

    Displayer training and motivation requires the introduction of sales promotion and development activities directed at helping Displayers increase their productivity. Sales tools such as "Power Paks" have helped the field leadership plan and present more effective sales meetings and training sessions for the Displayer.

COMPANY MANUFACTURING STRATEGY

    In connection with the Company's overall manufacturing and wholesale supply strategy, the Company acquired Brenda Buell & Associates, Inc. ("BBA", now known as Domistyle, Inc.), a wholesaler that designs and develops iron and glass accessories, on December 31, 2002. Additionally, during the first quarter of 2003, the Company acquired certain assets of Tempus Corporation, S.A. de C.V. ("HI Metals"), a metals manufacturing company in Mexico on January 29, 2003 and Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V. ("HI Ceramics") and Industrias Tromex Corporation, S.A. de C.V., ("HI Glass") a metals, glass and ceramic manufacturing facility in Mexico on February 7, 2003 and Edward Marshall Boehm, Inc. ("Boehm") a porcelain manufacturing company in New Jersey on March 14, 2003.

    The combination of these newly acquired companies, along with the existing manufacturing operations of Dallas Woodcraft Company, LP ("DWC"), Laredo Candle Company, L.P. ("Laredo Candle") and GIA, Inc. ("GIA"), form what the Company refers to as "Domistyle", a uniquely positioned home decor manufacturing and design operation that not only sells to the Company's core direct selling business, but also sells to the Company's wholesale supply channel. Manufactured products include framed art and mirrors, candles, candle accessories, glass, metal products, ceramics, porcelain and injection molded products. Domistyle provides diversification to the Company's customer base and provides additional insight to market and style trends.

    The Company continues to emphasize Domistyle products in the direct selling channel, which provides opportunities for gross margin improvements and leverages the fixed expense component of its cost structure. This increased focus of the manufacturing strategy has supported Displayer productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.

    The Company has also increased its presence in the wholesale supply channel with sales to non-affiliate resellers. Sales to non-affiliate resellers for the nine months ended September 30, 2003 were $19.8 million as compared to $6.9 million in the comparable period of 2002. The net sales of DWC, Laredo Candle and GIA increased 35% to non-affiliate resellers to $9.3 million in the first nine months of 2003 as compared to $6.9 million in the comparable period of the prior year. Newly acquired manufacturing companies (described above) contributed an additional $10.5 million of wholesale supply channel sales in the nine months ended September 30, 2003.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                                      2002          2003      % VARIANCE
                                                                   ----------    ----------   ----------
NET SALES
Domestic direct net sales to non-affiliates....................    $  114,718    $  121,680         6.1%
International direct net sales to non-affiliates...............         8,556        17,149       100.4%
Domistyle sales to non-affiliates..............................         2,399         8,472       253.1%
                                                                   ----------    ----------    --------
Net sales......................................................    $  125,673    $  147,301        17.2%
                                                                   ==========    ==========    ========

OTHER KEY DOMESTIC DATA
Number of average active Displayers............................        63,400        67,200         6.0%
Number of orders shipped.......................................       217,486       239,260        10.0%
Number of orders per Displayer.................................           3.4           3.6         5.9%
Average order size.............................................    $      522    $      509        -2.5%

    Net sales increased $21.6 million, or 17.2%, to $147.3 million in the three months ended September 30, 2003, from $125.7 million in the comparable period in 2002. Domestic direct net sales to non-affiliates increased $7.0 million or 6.1% in the three-month period ended September 30, 2003 as compared to the three months ended September 30, 2002. The primary variables that impact domestic direct net sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. The Company believes the decrease in average order size is due to the increase of newer Displayers who are historically less productive in addition to the timing of incentive promotions. International direct sales increased $8.5 million in the comparable three-month periods primarily related to the increase in the Mexico and Canada Displayer bases. Domistyle sales to non-affiliates increased $6.1 million over the comparable quarters primarily due to sales from the newly acquired companies described in Note 3.

    Gross profit increased $0.8 million, or 1.2%, to $70.5 million in the three months ended September 30, 2003 from $69.7 million in the three months ended September 30, 2002. As a percentage of net sales, gross profit decreased to 47.8% in the third quarter of 2003 from 55.4% in the third quarter of 2002. The decrease as a percentage of net sales is primarily due to significantly discounted product sales resulting from a special, one-time inventory reduction promotion that occurred in the third quarter of 2003. In addition, approximately $1.3 million of non-recurring costs related to redundant labor and inventory write-offs for the new international manufacturing entities is included in cost of goods sold for the three months ended September 30, 2003.

    Selling expense increased $2.6 million or 10.9% to $26.0 million in the three months ended September 30, 2003 from $23.4 million in the comparable period of 2002. As a percentage of net sales, selling expense decreased to 17.6% as of the quarter ended September 30, 2003 from 18.6% in the comparable period of 2002. The decrease as a percentage of sales is primarily due to the cost and timing of accruals for sales events such as the Company's annual Seminar and a decrease in estimated Director bonuses as a result of lower commissionable sales over the comparable period.

    Freight, warehouse and distribution expense increased $5.1 million, or 33.0%, to $20.5 million in the three months ended September 30, 2003 from $15.4 million in the three months ended September 30, 2002. These costs were 13.9% of net sales in the 2003 period, as compared to 12.3% in the comparable 2002 period. This increase in freight, warehouse and distribution expense as a percentage of sales was primarily due to the increase in freight, labor and warehouse supplies as a result of the 10.0% increase in the number of orders shipped over the comparable period of 2002.

    General and administrative expense increased $4.4 million, or 32.6%, to $17.9 million in the three months ended September 30, 2003, from $13.5 million in the three months ended September 30, 2002. The increase consists primarily of a $0.8 million increase in depreciation and amortization expense, $0.5 million increase related to professional fees, $0.5 million increase in employee related expenses such as salaries, wages and insurance and $1.3 million related to additional subsidiary expenses primarily as a result of the newly acquired companies. Included in general and administrative expense are certain additional non-recurring costs related to excess facilities, uncapitalizable fees related to the implementation of the new JD Edwards computer system and corporate organizational realignment expenses. These costs were approximately $2.1 million and $0.7 million for the quarters ended September 30, 2003 and 2002, respectively.

    Loss on debt restructure of $7.2 million in the third quarter of 2002 was a result of the write-off of $3.3 million of unamortized debt issuance costs and $3.9 million of fees paid to creditors related to the debt restructure in July 2002.

    Stock option expense of approximately $1.0 million was recorded in the three months ended September 30, 2003, as compared to $14,000 in the comparable 2002 period related to compensation expense on performance-based options issued under the 2002 Key Employee Stock Option Plan.

    Interest expense decreased $0.3 million to $6.7 million in the three months ended September 30, 2003 from $7.0 million in 2002 primarily due to lower interest rates and a reduction in outstanding debt.

    Income taxes decreased $5.2 million recognizing a benefit of $3.9 million in the three months ended September 30, 2003 from an expense of $1.3 million in the comparable period of 2002 due to a favorable state income tax audit determination of $5.8 million in the third quarter of 2003. As a result of the receipt of the state income tax refund, the Company believes that the effective income tax rate for the three months ended September 30, 2003 does not accurately represent the anticipated income tax rate for the year ended December 31, 2003.

THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                      2002         2003      % VARIANCE
                                                                   ----------   ----------   ----------
NET SALES
Domestic direct net sales to non-affiliates....................    $  359,010   $  363,133        1.1%
International direct net sales to non-affiliates...............        24,445       41,593       70.1%
Domistyle sales to non-affiliates..............................         6,942       19,845      185.9%
                                                                   ----------  -----------   --------
Net sales......................................................    $  390,397   $  424,571        8.8%
                                                                   ==========   ==========   ========

OTHER KEY DOMESTIC DATA
Number of average active Displayers............................        61,000       65,500        7.4%
Number of orders shipped.......................................       648,435      702,003        8.3%
Number of orders per Displayer.................................          10.6         10.7        1.0%
Average order size.............................................    $      552   $      517       -6.3%

    Net sales increased $34.2 million, or 8.8%, to $424.6 million in the nine months ended September 30, 2003, from $390.4 million in the comparable period in 2002. Domestic direct net sales to non-affiliates increased $4.1 million or 1.1% in the nine-month period ended September 30, 2003 as compared to the nine months ended September 30, 2002. The primary variables that impact domestic direct net sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer and average order size. The Company believes the decrease in average order size is due to the increase of newer Displayers who are historically less productive in addition to the timing of incentive promotions. International direct sales increased $17.2 million in the comparable nine-month periods primarily related to the increase in the Mexico and Canada Displayer bases. Domistyle sales to non-affiliates increased $12.9 million over the comparable nine-month periods due to sales from newly acquired companies described in Note 3.

    Gross profit increased $6.0 million, or 2.8%, to $226.3 million in the nine months ended September 30, 2003 from $220.3 million in the nine months ended September 30, 2002. As a percentage of net sales, gross profit decreased to 53.3% in the first nine months of 2003 from 56.4% in the comparable period of 2002. The decrease as a percentage of net sales is primarily due to significantly discounted product sales resulting from a special, one-time inventory reduction promotion that occurred in the third quarter of 2003. Approximately $2.5 million of non-recurring costs related to redundant labor and inventory write-offs for the new international manufacturing entities is included in cost of goods sold for the nine months ended September 30, 2003.

    Selling expense increased slightly to $72.7 million in the nine months ended September 30, 2003 from $72.6 million in the comparable period of 2002. As a percentage of net sales, selling expense decreased to 17.1% as of the nine months ended September 30, 2003 from 18.6% in the comparable period of 2002. The decrease as a percentage of sales is primarily due to the cost and timing of accruals for sales events such as the Company's annual Seminar and decrease in estimated Director bonuses and royalty expense as a result of lower commissionable sales over the comparable period as a percentage of total net sales. These decreases were partially offset by increased expenses related to the newly acquired subsidiaries during the comparable nine-month periods.

    Freight, warehouse and distribution expense increased $10.0 million, or 22.5%, to $54.4 million in the nine months ended September 30, 2003 from $44.4 million in the nine months ended September 30, 2002. These costs were 12.8% of net sales in the 2003 period, as compared to 11.4% in the comparable 2002 period. This increase in freight, warehouse and distribution expense as a percentage of sales was primarily due to the increase in facility related expenses and freight, labor and warehouse supplies as a result of the 8.3% increase in the number of orders shipped over the comparable period of 2002.

    General and administrative expense increased $9.7 million, or 24.2%, to $50.0 million in the nine months ended September 30, 2003, from $40.3 million in the nine months ended September 30, 2002. The increase consists primarily of a $2.1 million increase in depreciation and amortization expense, $1.5 million related to additional facility related expenses, $1.1 million increase in professional fees, $0.6 million increase in employee related expenses, $0.6 million related to bad debt expense and $3.1 million related to additional subsidiary operating expenses primarily as a result of the newly acquired companies. Included in general and administrative expense are certain additional non-recurring costs related to excess facilities, uncapitalizable fees related to the implementation of the new JD Edwards computer system and corporate organizational realignment expenses. These costs were approximately $2.7 million and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively.

    Loss on debt restructure of $7.2 million in the nine months ended September 2002 was a result of the write-off of $3.3 million of unamortized debt issuance costs and $3.9 million of fees paid to creditors related to the debt restructure in July 2002.

    Stock option expense of approximately $3.2 million was recorded in the nine months ended September 30, 2003, as compared to $107,000 in the comparable 2002 period related to compensation expense on performance-based options issued under the 2002 Key Employee Stock Option Plan.

    Interest expense increased $0.3 million to $20.6 million in the nine months ended September 30, 2003, from $20.3 million in the nine months ended September 30, 2002. The increase in interest expense is primarily related to the accelerated interest payments made in regards to the mandatory prepayment of debt in April 2003.

    Income taxes decreased $6.4 million to $6.4 million in the nine months ended September 30, 2003 from $12.8 million in the comparable period of 2002. Due to a favorable state income tax audit determination of $5.8 million in the third quarter of 2003, income taxes, as a percentage of income before income taxes, was 24.9% in the nine months ended September 30, 2003, as compared to 37.0% in the nine months ended September 30, 2002. The Company believes that the effective income tax rate for the year ended December 31, 2003 will be slightly higher than the effective income tax rate for the nine-month period ended September 30, 2003.

SEGMENT PROFITABILITY

    The Company's reportable segments include its domestic and international direct sales operations and Domistyle. The manufacturing operations are part of the Domistyle segment, which sells the majority of its products to the Company. As a result, Domistyle sales generally follow the Company's domestic sales trend. International operations include direct sales by Displayers in Mexico, Canada and Puerto Rico. International direct sales are directly attributable to the number of international Displayers the Company has selling its products. The Company evaluates the performance of its segments and allocates resources to them based on net income before interest, taxes, the effects of Staff Accounting Bulletin No. 101, depreciation and amortization, reorganization costs, non-cash expense for stock options, losses on debt restructure, losses on disposition of assets and other income and expense ("EBITDA"). The Company also uses EBITDA, as defined, as a performance measure due to the Company's required compliance thresholds for covenants contained in the Company's Senior Credit Facility. See
Note 7 to the Company's Consolidated Financial Statements included herein for a reconciliation of net income to EBITDA, as defined.

THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

    Consolidated net sales increased $21.6 million, or 17.2%, to $147.3 million in the three months ended September 30, 2003, from $125.7 million in the comparable 2002 period. Consolidated EBITDA, as defined, decreased $7.9 million, or 37.1%, to $13.5 million in the quarter ended September 30, 2003 from $21.4 million in the three months ended September 30, 2002. See discussion in "Results of Operations."

DIRECT SELLING

    Domestic

    Domestic net sales to non-affiliates and affiliates increased $8.5 million, or 7.2% to $127.7 million from $119.2 million in the previous year. Of this increase, sales to affiliates increased by $1.6 million or 35.7% to $6.0 million in the three months ended September 30, 2003 from $4.4 million in the comparable 2002 period. The primary sales drivers for non-affiliate sales are average order size, Displayer productivity and number of active Displayers. Domestic EBITDA, as defined, decreased $8.4 million or 77.4% to $2.5 million in the quarter ended September 30, 2003 as compared to $10.9 million in the comparable 2002 period. The primary reasons for the decrease are discussed in the "Results of Operations."

    International

    International direct sales include sales in Mexico, Canada and Puerto Rico. These sales increased $8.5 million, or 100.4%, to $17.1 million in the three months ended September 30, 2003, from $8.6 million in the three months ended September 30, 2002. This increase is primarily due to the increase in the Displayer base in Mexico and Canada. As of September 30, 2003, the Displayer base was approximately 22,400, 1,000 and 600 in Mexico, Canada and Puerto Rico, respectively as compared to 13,600, 600 and 400 in the comparable period of 2002. EBITDA, as defined, related to International direct sales increased $0.3 million, or 43.3%, to $1.1 million in the quarter ended September 30, 2003 as compared to $0.8 million in the quarter ended September 30, 2002.

DOMISTYLE

    The Company is in the process of growing its wholesale supply sales to non-affiliate resellers through Domistyle. Sales to non-affiliate resellers for the three-month period increased $6.1 million or 253.1% to $8.5 million as compared to $2.4 million in the comparable period of 2002. Of these sales, 52.9% or $4.5 million were generated by the previously-described newly acquired companies and their existing customer base. EBITDA, as defined, generated through Domistyle increased $1.0 million or 10.1% to $11.0 million in the three months ended September 30, 2003 from $10.0 million in the comparable period of 2002.

THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

    Consolidated net sales increased $34.2 million, or 8.8%, to $424.6 million in the nine months ended September 30, 2003, from $390.4 million in the comparable 2002 period. Consolidated EBITDA, as defined, decreased $7.6 million, or 9.9%, to $69.0 million in the nine months ended September 30, 2003 from $76.6 million in the nine months ended September 30, 2002. See discussion in "Results of Operations."

DIRECT SELLING

    Domestic

    Domestic net sales to non-affiliates and affiliates increased $16.2 million, or 4.4% to $387.4 million from $371.2 million in the previous year. Of this increase, sales to affiliates increased by $12.1 million or 98.9% to $24.3 million in 2003 from $12.2 million in the comparable 2002 period. The primary sales drivers for non-affiliate sales are average order size, Displayer productivity and number of active Displayers. Domestic EBITDA, as defined, decreased $5.3 million or 13.4% to $34.7 million in the nine months ended September 30, 2003 from $40.0 million in the comparable 2002 period. The primary reasons for the decrease are discussed in the "Results of Operations."

    International

    International direct sales include sales in Mexico, Canada and Puerto Rico. These sales increased $17.2 million, or 70.1%, to $41.6 million in the nine months ended September 30, 2003, from $24.4 million in the nine months ended September 30, 2002. This increase is primarily due to the increase in the Displayer base in Mexico and Canada. EBITDA, as defined, related to International direct sales increased $1.4 million, or 49.9%, to $4.2 million in the nine months ended September 30, 2003 as compared to $2.8 million in the nine months ended September 30, 2002.

DOMISTYLE

    The Company is in the process of growing its wholesale supply sales to non-affiliate resellers through Domistyle. Sales to non-affiliate resellers for the nine-month period increased $12.9 million or 185.9% to $19.8 million as compared to $6.9 million in the comparable period of 2002. Of these sales, 53.0% or $10.5 million were generated by the previously-described newly acquired companies and their existing customer base. EBITDA, as defined, generated through Domistyle decreased $2.0 million or 5.7% to $33.5 million in the nine months ended September 30, 2003 from $35.5 million in the comparable period of 2002 primarily due to product and pricing inefficiencies incurred during the integration period.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased $49.6 million to $14.5 million as of September 30, 2003, from $64.1 million at December 31, 2002. The decrease resulted from a use of cash of $8.2 million, $23.7 million and $17.7 million for operating, investing and financing activities, respectively.

    Net cash used in operating activities increased $12.9 million during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The majority of the increase in funds used is attributable to a $6.8 million decrease in royalties payable due to lower commissionable sales, an $8.1 million decrease in the Seminar accrual and incentive payable due to timing of incentive promotions, a $4.6 million increase in accounts receivable, a $7.2 million decrease in cash related to a loss on debt restructure and a $3.7 million decrease in the reserve for obsolete inventory. These uses of cash were offset in part by a decrease in inventory of $11.7 million and an increase in income taxes payable of $6.0 million.

    In the last nine months, the reserve for obsolete inventory was reduced due to the depletion of certain obsolete inventory, which was accrued for in December 2002. In addition, inventory balances have grown during the nine-month period ended September 30, 2003 due to the continued introduction of new products as well as the inventory balances related to the new acquisitions during 2003.

    Net cash used in investing activities increased $15.1 million in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Purchases of property, plant and equipment in the nine months ended September 30, 2003 totaled $10.9 million, as compared to $9.2 million in the nine months ended September 30, 2002. In addition, approximately $13.5 million was a result of the acquisitions of the new manufacturing entities in Mexico and New Jersey.

    Net cash used in financing activities increased $42.1 million in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. This change was primarily as a result of proceeds of $35.0 million of additional debt issued in July 2002, $4.1 million of debt issuance costs related to that issuance, timing of principal payments due under the Senior Credit Facility, capital leases and other debt and a mandatory prepayment of $12.4 million made on March 31, 2003.

    Payments on the Company's Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $30.0 million of revolving loans ("Revolving Loans"), which mature on December 31, 2004. The Revolving Loans were not utilized during the first nine months of 2003 or 2002. As of November 6, 2003, there was not an outstanding balance on the Revolving Loans.

    The Company paid a total of $28.3 million in debt service for the nine months ended September 30, 2003, consisting of principal payments under the Senior Credit Facility of $15.5 million, interest under the Senior Credit Facility of approximately $5.2 million, interest of $0.1 million on commitment fees and $7.5 million of interest on the Notes. Principal and interest payments of $4.3 million on the Senior Credit Facility were paid after the end of the third quarter of 2003 on September 30, 2003, after the Company's quarter end on September 27, 2003.

    The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, maximum leverage ratios, capital expenditure measurements and minimum thresholds based on EBITDA, as defined in the Senior Credit Facility. Subject to the financial ratios and tests, the Company is required to make certain mandatory prepayments of the term loans on an annual basis. The Company made a $12.4 million prepayment of interest and principal on March 31, 2003.

    As of November 6, 2003, the Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt. The Company's failure to comply with any such covenants could cause a default under the Company's Senior Credit Facility. A default, if not waived, could result in an acceleration of the indebtedness under the Company's Senior Credit Facility. There can be no assurance that the Company could refinance its indebtedness on commercially reasonable terms, if at all. Any failure to do so could impair liquidity and cause a material adverse effect on the Company's business and results of operations.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

    The Company is selling its Products in both Mexico and Canada. In addition, certain products are beginning to be manufactured in Mexico for sale in the U.S. Mexico, Canada and Puerto Rico. This subjects the Company to financial market risk due to fluctuating foreign currency exchange rates. Historically, due to a stable foreign exchange and due to the fact that these operations have not been significant, the foreign currency exposure has been minimal. During the last nine-month period, there has been a decline in the Mexican Peso and an increase in the Canadian Dollar. This natural hedge has created an offset such that Company operations have not been significantly affected. However, as sales to and in Mexico increase, a continued decrease in the Peso could lead to depressed sales and operational profitability. The Company is closely monitoring the situation and expects to use financial instruments, when appropriate, to mitigate the risk. The Company has not entered into any hedging instruments related to foreign currency risk.

    As a result of the interest pricing mechanism associated with the Senior Credit Facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company's desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. As of November 6, 2003, the Company is not party to any hedging instruments. In addition, the Company does not use derivative instruments for trading or speculative purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

    Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

    There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION

10.1* Separation Agreement and Release between the Company and Nora I. Serrano, entered into and effective as of August 15, 2003.

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

   None.

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

Date: November 6, 2003

                                EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION

10.1* Separation Agreement and Release between the Company and Nora I. Serrano, entered into and effective as of August 15, 2003.

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