Form 10-K
period 2003-12-31
HOME INTERIORS & GIFTS INC
filed 2004-03-22
CIK 1067541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 333-62021

Home Interiors & Gifts, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-0981828
(State or other jurisdiction of incorporation or organization) 1649 Frankford Road, W Carrollton, Texas (Address of principal executive offices)	(I.R.S. Employer Identification No.) 75007 (Zip Code)

Registrant’s telephone number, including area code:

(972) 695-1000

Securities Registered Pursuant to Section 12(b) of the Act:     None

Securities Registered Pursuant to Section 12(g) of the Act:     None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant: is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐ No ☑

      The common stock of the registrant is not publicly registered or traded and, therefore, no market value, whether held by affiliates or non-affiliates, can readily be ascertained.

      As of March 22, 2004, 15,240,218 shares of the Company’s common stock, par value $0.10 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

Item 1.     Business

General

      Home Interiors & Gifts, Inc. (the “Company”) is a fully-integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company’s products include, but are not limited to, framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture and tableware (the “Products”). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives (“Displayers”) who resell the Products primarily through the “party-plan” method of conducting in-home presentations (“Shows”) for potential customers. The Company has approximately 98,300 active Displayers located in the United States, Mexico, Canada and Puerto Rico.

      Since its inception in 1957, the Company has sold a coordinated line of Products to Displayers, a group of individuals (a majority of which are women) who operate their own businesses by purchasing the Products from the Company and reselling them to customers. The Company continues to stress the importance and dignity of women, a philosophy adopted by its founder, Mary Crowley. This philosophy remains deeply imbedded in the Company’s training, recruiting, motivating and selling strategies. The Company believes that this philosophy has contributed to its ability to attract and retain loyal Displayers and to distinguish its Products in the marketplace. The Company also believes that by providing its Displayers with the appropriate support and encouragement, they can achieve personally satisfying and financially rewarding careers by enhancing the home environments of their customers.

      The Company has been located in Dallas, Texas since its inception. Currently, a majority of the Company’s outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).

      The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. Approximately 45% of the dollar volume of Products purchased for the direct selling channel of the Company in 2003 was purchased from, and manufactured by, the Company’s subsidiaries. In addition to the products sold to the Company for the direct selling channel, these subsidiaries have a growing presence in the wholesale supply market. In 2003, wholesale supply sales comprised $30.3 million or 17.2% of total manufacturing sales compared to $9.2 million or 6.3% of total manufacturing sales in 2002.

      Sales in the United States, including direct sales and wholesale supply sales accounted for approximately 89%, 93% and 95% of net sales in 2003, 2002 and 2001, respectively. Subsidiaries and divisions of the Company in Mexico, Canada and Puerto Rico accounted for the remaining 11%, 7% and 5% of net sales in 2003, 2002 and 2001, respectively.

Company Direct Selling Strategy

      The Company has evolved its strategy to put greater focus on what management believes to be the key drivers of the direct selling business — recruiting, retention and productivity of the Displayer base.

      Recruit and Retain Active Displayers. The Company recognizes the need to continue to attract and retain new Displayers. As of December 31, 2003, the Company’s active Displayer base in the United States increased 10.6% to approximately 70,800 active Displayers from approximately 64,000 as of December 31, 2002. This increase was a result of the Company’s continued focus on key areas such as Displayer understanding and awareness of the Hostess program, improved training and business guides, and a more clearly defined and communicated career path as reflected in the new recruit program.

      Management believes that the retention of experienced Displayers requires operational focus on several areas: product distribution fulfillment rates, product selection, and Displayer training and motivation. First, fulfillment rates for product distribution remained strong at approximately 97% as of December 31, 2003. Second, the Company is continuing to introduce new products during 2003 that complement the current line of products, in an attempt to give the product line a fresh and more innovative look. Finally, the Company’s “Recertification” program educates Displayers on how to become more effective Directors and trainers by helping them to develop and enhance their leadership skills. In order to enhance this program, the Company has partnered with John Maxwell, a New York Times best-selling author on leadership. Mr. Maxwell is communicating with the field leadership through various media forms, including newsletters, audio, and regularly scheduled conference calls to help them develop and enhance their leadership skills and grow their business.

      Empower Displayers to Be Productive. Displayer training and motivation requires the introduction of sales promotion and development activities directed at helping Displayers increase their productivity. Sales tools such as “Power Paks” have helped the field leadership plan and present more effective sales meetings and training sessions for Displayers.

Company Manufacturing Strategy

      Pursue Manufacturing Strategy and Wholesale Supply Sales. The Company continues to emphasize products from its wholesale supply operation in the direct selling channel, which provides opportunities for gross margin improvements and leverages the fixed expense component of its cost structure. This increased focus of the Company’s manufacturing strategy has supported Displayer productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.

      During 2003, the Company’s wholesale supply or “Domistyle” operation also increased sales to customers outside of the direct selling channel by nearly 229%. Wholesale supply sales by the Company were $30.3 million for the year ended December 31, 2003, as compared to $9.2 million for the year ended December 31, 2002. In connection with the Company’s overall manufacturing and wholesale supply strategy, the Company acquired Brenda Buell & Associates, Inc. (“BBA”, now known as Domistyle, Inc.), a wholesaler that designs and develops iron and glass accessories, on December 31, 2002. Additionally, during the first quarter of 2003, the Company acquired certain assets of Tempus Corporation, S.A. de C.V. (“HI Metals”), a metals manufacturing company in Mexico on January 29, 2003, and Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V. (“HI Ceramics”) and Industrias Tromex Corporation, S.A. de C.V., (“HI Glass”), metals, glass and ceramic manufacturing facilities in Mexico on February 7, 2003, and Edward Marshall Boehm, Inc. (“Boehm”) a porcelain manufacturing company in New Jersey on March 14, 2003. During the third quarter of 2003, the Company acquired the assets of Gaines & Associates, Inc., a wholesaler and designer of home décor products. The combination of these newly acquired companies, along with the Company’s existing manufacturing operations of Dallas Woodcraft Company, LP, Laredo Candle Company, L.P. and GIA, Inc. form what the Company refers to as “Domistyle”, a uniquely positioned home décor manufacturing and design operation that not only sells to the Company’s core direct selling business, but also sells to the Company’s wholesale supply channel.

      The Company may pursue additional strategic acquisition opportunities in the future.

Products

      Product Line. The Company’s product line consists of approximately 1,100 items. The best selling Products include framed artwork and mirrors, candles, and candle accessories. Most of the Products are designed for display and sale in coordinated decorative groupings, which encourages customers to purchase several accessories to achieve a “complete” look. In general, the Products fit within design categories favored by Displayers and their customers, such as Casual Comfort, Romantic Living, Timeless Elegance, Today’s Lifestyle, Contemporary, and Ethnic.

      Prices. Products are targeted to individuals who are interested in decorating their homes and appreciate the value of decorating services, but have a limited budget. Each Product’s suggested retail price is generally below $100 per item, with most Products ranging in price from $7 to $30 per item. Although Displayers may sell the Products at any price, the Company believes that most Displayers charge the Company’s suggested retail prices. The Company believes that the suggested retail prices for the Products are competitive of products of similar quality and design available from other sources, thereby offering the Displayers’ customers excellent value. In addition, unlike many other direct sales organizations, which the Company believes charge their field representatives and/or customers shipping costs, the Company delivers the majority of its Products to the Displayers in the 48 contiguous states and Mexico free of shipping charges if minimum order sizes are met. A shipping charge is applied in Alaska, Hawaii, Puerto Rico, and Canada.

      Product Design and Introduction Process. In order to meet the changing needs of customers, the Company regularly introduces new merchandise. The Product Development team coordinates the design, development and introduction of new products. Team members attend color marketing seminars as well as furniture, home furnishing, gift & accessory, and art trade shows to stay abreast of trends in the gift, accessory, and home furnishing industries. The performance of existing Products is constantly under review. The Product Development team tests proposed or prototype products with a select group of Displayers in order to receive feedback on product appeal and product value. Based on that review, new products are introduced into the Company’s Product line. The Company has historically replaced approximately one third of its Products annually with new items.

Direct Sales Method and Organization

      Displayers. The Company’s direct sales strategy is focused on motivating Displayers to market the Company’s Products. Because the Company does not use mail-order catalogs, retail outlets or other methods of distribution, it is entirely dependent on Displayers to market the Products. As independent contractor sales representatives, each Displayer is responsible for operating such Displayer’s own business. Displayers work on a full or part-time basis.

      Displayers can profit from the difference between the purchase price of the Products paid by them to the Company and the sales price charged by them to their customers, which, for Displayers who are not Directors (as defined below), is their principal source of income from doing business with the Company. Displayers are also able to earn money and other incentives based on the number of Displayers they recruit, as well as the dollar amount of Products they purchase from the Company. In addition, Displayers benefit from periodic discounts offered by the Company.

      Generally, Displayers pay for Products ordered from the Company at the time an order is placed, although the Company provides Displayers with an unsecured line of credit of up to $4,000. The Company periodically modifies each Displayer’s credit limit based on sales volume and credit history. The Company uses Home Online®, an internet order entry system (“Home Online”), to simplify the ordering process for its Displayers. Approximately 96% of the orders received by the Company were received through Home Online at the end of 2003. Displayers may have their own website linked to Home Online allowing them the opportunity to better communicate with and service their customers. As of March 22, 2004, approximately 13% of the Company’s Displayers had their own website.

      Displayers are contractually prohibited from marketing any other goods at Shows at which the Company’s Products will be sold. In addition, Displayers who become qualified trainers (“Trainers”) or Directors are prohibited from representing or selling the products of any other direct selling company whose products or services directly compete with the Company’s.

      Shows. The principal sales method used by Displayers is the “party plan,” in which Displayers conduct Shows in the homes of individuals who serve as hostesses for the Shows (“Hostesses”). Each Show is attended by guests who have been invited by the Hostess for that Show. At a Show, which typically lasts two to three hours, a Displayer will display representative groups of Products and color brochures depicting the Company’s new Products or entire Product line. Initially, the Displayer demonstrates the Products, but most of the Show time is devoted to discussing each guest’s decorating interests or needs and taking orders for Products. Typically, Products are paid for at the time they are ordered and are delivered to the Hostess by the Displayer within two weeks of the Show. The Company believes that Shows create group enthusiasm for the Products, enable Displayers to increase sales, offer the opportunity for Displayers to develop new customers, and provide Displayers the opportunity to recruit new Hostesses and Displayers.

      Hostesses. Hostesses are critical to a Displayer’s success. A Hostess is responsible for inviting guests, or prospective customers, to a Show, and later, for distributing the purchased Products to each customer. To reward the Hostess for their efforts, Hostesses who meet certain sales thresholds receive Products in an amount equal to 20% of the sales generated at the Show. Hostesses also qualify for 55% discount bonus buys and can receive additional gifts for bookings. Several times per year, the Company will provide discounts which allow the Displayer to increase the Hostess Program benefit to 30% or even 40% of the sales generated at the Show.

      Product Brochures. In addition to sales generated at Shows, Displayers also receive orders generated from Product brochures. Displayers generally mail Product brochures to Hostesses or distribute the brochures at Shows and other events. The Company produces both quarterly brochures containing the Company’s complete Product line and supplemental monthly brochures containing the newest and most popular Products. All brochures have a place for the Displayer to insert personal contact information, since Products cannot be purchased by customers directly from the Company. The Company also has a preferred mailing program whereby Displayers provide a list of customers to the Company through Home Online. The Company then sends a personalized brochure directly to each individual on the Displayer’s mailing list for a small fee. This service is designed to reduce the administrative burden on the Displayers and allow them more time to make personal contact with their customers and expand their business. As of March 22, 2004, nearly 4,800 Displayers have subscribed to the preferred mailing program and over 154,000 customer names were submitted.

Training and Sales Support

      Field Organization. The Company’s training and sales support for Displayers is designed to give Displayers a stable foundation upon which to build their businesses. Displayers are recruited into “Units” for training and motivational purposes. In the United States, the number of Displayers in a Unit ranges from 3 to 314, with an average of approximately 61 Displayers per Unit. Approximately 1,200 Units are headed by either a “Branch Director” or a “Unit Director” and each Unit is grouped with other Units to constitute a “Branch.” The number of Units in a Branch ranges from 2 to 30, with an average of approximately 11 Units per Branch. There are approximately 100 Branches in the United States, the majority of which are headed by a Branch Director. In addition, Branches are grouped into “Districts.” Twelve District Directors travel throughout the United States, Canada and Puerto Rico motivating, training and inspiring Branch and Unit Directors. All Displayers and Directors are independent contractors and not employees of the Company. The Company’s sales development team, led by the Chief Executive Officer and Senior Vice-President, International and Business Development, work closely with and provide support and direction to Directors.

      Recruiting and Training of New Displayers. It is vital to the Company’s success to consistently recruit new Displayers. Accordingly, the Company provides Displayers with financial rewards and the possibility of promotions to different Director levels based upon their ability to recruit and train productive Displayers. As part of their marketing and sales activities, Displayers seek to identify and to recruit new Displayers, typically women who previously have attended Shows. Once a candidate is identified, a trainer or Director interviews the candidate to explain the opportunities, time commitment, start-up costs, training, and other activities a Displayer can expect to experience.

      Though any Displayer can recruit an individual to become a Displayer, only Displayers who are Trainers may train a recruit and earn commissions on the Product sales of recruits that they have trained. To become a Trainer, a Displayer must have demonstrated previous recruiting success, have been recommended by the Displayer’s Branch Director, and have attended training classes. The Company has certified approximately 2,800 of its Displayers as Trainers. In 2003, Trainers earned commissions totaling $3.9 million. When the recruiting and sales volume of a Trainer and the Trainer’s recruits reach certain levels, the Trainer may be permitted to form a new Unit and become a Unit Director.

      The Company believes that training is a critical component of a Displayer’s success. The Company emphasizes sales of its Products and typically requires all recruits to participate in an intensive sales-training program. The Company encourages Displayers to recruit new Displayers who will sell Products to customers rather than purchase items for personal consumption. The training program includes personal instruction by a Trainer and the observation of several Shows conducted by experienced Displayers. In addition to the one-on-one training sessions and group training sessions that are conducted by a Certified Trainer, the Displayers receive a business guide that was created as a reference manual for use in their business along with the “Four-Step Decorating Flip Chart©,” a tool to help the Displayer conduct successful Show presentations. New Displayers also receive information from their Trainer about the Products, and are taught the fundamental elements of home decorating as well as different methods of conducting successful Shows.

      On-Going Training and Motivation. The Company believes that Company-sponsored training and motivation of Displayers is critical to Displayer morale and, therefore, to the Company’s sales. The Company hosts a three-day annual seminar for all Displayers. At the seminar, the Company provides motivational speakers, Product displays, entertainment and meals, conducts recognition ceremonies to highlight Displayer achievements, and introduces new Product lines as well as new Products in existing lines. The Company also sponsors one-day or two-day events throughout the United States to introduce the Company’s new Product lines and motivate the sales force. The Company has recently entered into an agreement with a production and fulfillment company to produce a quarterly DVD/video series entitled “HIG Creative Concepts,” to which Displayers may subscribe and receive up-to-date Product information and decorating tips. Additionally, the Company’s Chief Executive Officer, other senior executives, and National Trainers routinely visit and assist Branch Directors.

      Twice a month, the Company mails each Displayer a newsletter that announces new incentive programs or discounts, discusses selling techniques, motivational strategies and Product status, and recognizes successful Displayers. Unit Directors typically hold weekly sales meetings for the Displayers in their Unit, and Branch Directors hold quarterly meetings for their Unit Directors and Displayers to discuss selling techniques, motivational strategies, Product introductions, and sales recognition.

      Incentive Programs. In addition to the gross profit Displayers can earn through the purchase and resale of the Products, the Company provides incentives to Displayers by rewarding top-performing Displayers with vacation trips, gifts, and other prizes. The incentive rewards, which vary annually, are based on the volume of Products purchased from the Company by a Displayer. The Company also provides a variety of discount programs in connection with Product purchases and rewards Displayers who recruit other productive Displayers.

      Remuneration. Directors earn commissions on the Product purchases of the Displayers they service and are eligible for performance bonuses. District, Branch, Group, and Unit Directors earned commissions, including performance bonuses, amounting to $57.0 million in 2003. In general, District Directors also receive a monthly amount for each Branch they service plus an annual payment based on the percentage of their District’s annual increase in Product purchases. In addition, District Directors, Branch Directors, Group Directors, and certain Unit Directors are reimbursed for certain travel and other expenses. Reimbursed expenses totaled $3.1 million in 2003.

Product Supply and Manufacturing

      Approximately 45% of the dollar volume of Products purchased by the Company in 2003 was purchased from, and manufactured by, the Company’s subsidiaries and sold through the direct selling channel. The Company manufactures framed artwork and mirrors, candles, plaques, and various types of molded plastic products through the use of custom-designed equipment. To date, the Company has been able to secure an adequate supply of raw materials for its manufacturing operations from numerous sources, and the Company does not expect any material interruptions in the supply of raw materials it uses to manufacture Products.

      Products not manufactured by the Company are purchased from numerous foreign and domestic suppliers. The Company is either the largest or the only customer of many of its suppliers, and most of its Products are manufactured exclusively for the Company. Many of the Company’s supplier relationships have existed for more than 20 years, and the Company has experienced minimal supplier turnover in recent years. However, because the Company does not enter into supply agreements with its suppliers, these relationships generally may be terminated at any time by either party. One third-party supplier furnished the Company with more than 10% of its purchased Products during 2003. The Company believes its relationship with this and its other suppliers to be good and does not expect any material interruptions in the supply of Products from its suppliers.

Product Distribution

      Displayers typically submit orders, via the Internet or mail, to the Company’s headquarters weekly on one assigned order processing day. Upon receipt, orders are recorded and the Displayer’s recent sales activity, credit and accounts receivable status are verified. Each order is filled and shipped, generally within 24-36 hours from when it is received. The Company uses an automated order fulfillment system and ships substantially all orders from its Carrollton, Texas distribution center.

      To minimize shipping costs, the Company uses a two-step process in which approximately 60 common carriers and truckload carriers ship full truck loads or partial loads of Products to approximately 210 regional delivery sites where locally-based freight distributors (“Local Distributors”) sort the loads and deliver the Products to each Displayer. Approximately 79% of the Products shipped by the Company are delivered in this manner. In cases where Local Distributors are not used, the Products are shipped by common carrier, couriers via pool distribution, FedEx Home Delivery or UPS directly to Displayers.

      When the Displayer receives a bulk packaged order, the Displayer repackages the Products for individual customers and typically delivers them to the Hostesses, who in turn deliver the Products to the final customer. Displayers typically contact customers to confirm their satisfaction with their Products. Multiple contacts with Hostesses and customers provide Displayers several opportunities to provide information regarding the Company and its Products, which assists in the Displayers’ sales and recruiting efforts.

International Operations

     Direct Sales

      The Company’s international operations are conducted primarily through its Dallas office and Mexico office. Direct sales orders received from Canada and Puerto Rico are processed by the Company’s Dallas office whereas all Mexico direct sales are handled by the Company’s Mexico direct sales subsidiary.

      As of December 31, 2003, the Company had over 25,400 active Displayers in Mexico as compared to approximately 16,900 active Displayers as of December 31, 2002. Net sales in Mexico increased 60.0% to $48.3 million for 2003 as compared to $30.2 million in 2002.

      As of December 31, 2003, the Company had over 1,300 active Displayers in Canada as compared to approximately 800 active Displayers as of December 31, 2002. Net sales in Canada increased 127.0% to $8.4 million for 2003 as compared to $3.7 million in 2002.

      As of December 31, 2003, the Company had over 800 active Displayers in Puerto Rico as compared to approximately 500 active Displayers as of December 31, 2002. Net sales in Puerto Rico increased 69.0% to $4.9 million for 2003 from $2.9 million in 2002.

     Manufacturing Operations

      The Company acquired certain manufacturing operations in Monterrey, Mexico during the first quarter of 2003; HI Metals, HI Ceramics and HI Glass. Net sales generated by these facilities were $20.9 million or 3.4% of consolidated net sales during 2003.

      The Company’s international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations as well as unfavorable economic and political conditions.

Financial Information About Segments

      Refer to the information under Note 17 to Consolidated Financial Statements, which is hereby incorporated by reference.

Competition

      The Company operates in a highly competitive environment. Products sold by the Company compete with products sold elsewhere, including department and specialty stores, mail order catalogs, internet and other direct selling companies. The Company competes in the sale of Products on the basis of quality, price and service. Because of the limited number of Products it manufactures and its relatively small number of suppliers of finished Products, the Company is able to exercise some control over the quality and price of the Products. As a result, the prices charged by Displayers are within a range believed to be acceptable to their customers.

      The Company also competes with other direct selling organizations, even those whose products may not compete with the Company’s Products, in recruiting and retaining sales representatives. The Company’s success requires the recruitment, retention and integration into the Company’s business of highly qualified management, sales, marketing and product development personnel in order to support the needs of the Displayers.

Employees

      As of March 22, 2004, the Company has approximately 3,700 employees located principally in Texas and Monterrey, Mexico. The employees located in the United States are not represented by a labor union or covered by a collective bargaining agreement. The majority of the employees located in Mexico are represented by various labor unions that have had favorable relationships with the Company. The Company believes its relationship with its employees and related labor unions to be good.

Item 2.     Properties

Owned Properties

      As of December 31, 2003, the Company owned the following properties in the United States and Mexico, each of which is used for the respective purpose set forth below:

		Approximate
Location	Purpose	Square Footage

Carrollton, Texas	Corporate headquarters, warehouse and distribution facility	660,000
Dallas, Texas	Manufacturing facility	209,000
Grand Island, Nebraska	Manufacturing facility	140,000
Laredo, Texas	Manufacturing facility	103,000
Monterrey, Mexico	Manufacturing facility	226,000

Leased Properties

      As of December 31, 2003, the Company leased the following properties in the United States, Canada and Mexico, each of which is used for the respective purpose set forth below:

		Expiration of	Approximate
Location	Purpose	Lease Term	Square Footage

Carrollton, Texas	Warehouse space	July, 2004	148,000
Carrollton, Texas	Warehouse space	February, 2006	205,000
Carrollton, Texas	Warehouse space	June, 2004	58,000
Carrollton, Texas	Warehouse space	June, 2004	78,000
Coppell, Texas	Warehouse space	July, 2005	79,000
Dallas, Texas	Former corporate headquarters, net of sublease(1)	January, 2010	31,000
Laredo, Texas	Warehouse space	April, 2004	50,000
Trenton, New Jersey	Manufacturing facility	March, 2005	40,000
Palm Beach, Florida	Retail store	June, 2004	2,500
Houston, Texas	Sales office	April, 2008	2,500
Monterrey, Mexico	Manufacturing facility	December, 2004	91,000
Monterrey, Mexico	Manufacturing facility	December, 2003(2)	119,000
Monterrey, Mexico	Manufacturing facility	February, 2005	18,000
Monterrey, Mexico	Mexico Direct Selling office	June, 2004	9,500
Monterrey, Mexico	Distribution facility	June, 2004	53,000
Monterrey, Mexico	Distribution facility	September, 2007	105,000
Monterrey, Mexico	New combined distribution facility and office(3)	June, 2009	164,000
Toronto, Canada	Canada Direct Selling office	February, 2009	2,500

(1)	In February 2001, the Company subleased 41,000 square feet of the Company’s 75,000 square foot former corporate headquarters to a subtenant and subleased an additional 3,000 square feet to the same subtenant in June 2001. In 2003, the Company subleased an additional 18,000 square feet to subsidiary entities for Domistyle offices and showroom space.

(2)	An extension of the existing lease to July 2004 is being finalized.

(3)	Lease signed in October 2003, occupancy expected upon completion of construction in June 2004.

Item 3.     Legal Proceedings

      In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including product liability claims. The Company is not currently a party to any material litigation, and is not aware of any litigation threatened against it that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for the Company’s common stock, $0.10 par value per share. As of March 22, 2004, the Company had outstanding 15,240,218 shares of common stock held by 194 shareholders.

      Holders of common stock are entitled to share ratably in dividends, if and when declared by the Company’s Board of Directors (the “Board”) out of funds legally available therefor. The Company is restricted in the amount of dividends that may be paid to holders of common stock pursuant to the credit agreement with its principal lenders (the “Senior Credit Facility”) and the Indenture dated as of June 4, 1998 (the “Indenture”), among the Company, certain of its subsidiaries, as guarantors, and United States Trust Company of New York, as trustee, pursuant to which the Company issued its 10 1/8% Senior Subordinated Notes Due 2008 (the “Notes”). The certificate of designation governing the Company’s outstanding Senior Preferred Stock (the “Preferred Stock Designation”) also provides that dividends cannot be paid on any junior securities, including common stock, unless all accrued and unpaid dividends on the Senior Preferred Stock have been paid in full. Because the terms of the Notes, the Company’s Senior Credit Facility and the Preferred Stock Designation all restrict the Company’s ability to pay dividends, the Company does not anticipate the payment of dividends on its common stock in the foreseeable future.

      As described below under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, it is anticipated that the Company will repurchase all of its outstanding shares of Senior Preferred Stock from affiliates of the Company’s controlling shareholder with a portion of the proceeds of a new credit facility that the Company expects to enter into prior to the end of its first fiscal quarter.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	Be Issued upon	Exercise Price of	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1998 Independent Contractor Plan	278,983	$18.50	2,069
1998 Key Employee Plan	1,026,672	$18.26	327,252
2002 Key Employee Plan	3,600,000	$19.42	2,400,000
Equity compensation plans not approved by security holders:	—		—

Total	4,905,655		2,729,321

      The Company did not sell any equity securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. Selected Financial Data

      The following summary is intended to highlight certain information contained elsewhere in this report. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements” elsewhere in this report for greater detail.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except Displayer data)
Statement of operations data:
Net sales	$503,344	$460,440	$461,689	$574,499	$617,444
Cost of goods sold(1)	240,390	223,514	200,889	251,748	288,233

Gross profit	262,954	236,926	260,800	322,751	329,211

Selling, general and administrative:
Selling(1)	89,514	82,285	86,461	105,117	103,500
Freight, warehouse and distribution	48,144	44,896	50,599	66,597	77,763
General and administrative(1)	29,193	48,867	56,146	58,168	66,048
Loss (gain) on the disposition of assets	(10,650)	(2,738)	495	(361)	108
Stock option expense (credit)	912	(351)	(62)	1,267	4,207
Homco restructuring	—	1,027	—	—	—
Redundant warehouse and distribution	—	6,089	1,197	—	—
Loss on debt restructure(2)	—	—	2,437	7,188	—

Total selling, general and administrative	157,113	180,075	197,273	237,976	251,626

Operating income	105,841	56,851	63,527	84,775	77,585

Other income (expense):
Interest income	2,978	2,208	1,017	472	359
Interest expense	(44,081)	(45,496)	(38,476)	(27,497)	(27,506)
Other income (expense), net	(183)	2,116	925	(1,439)	(1,129)

Other income (expense), net	(41,286)	(41,172)	(36,534)	(28,464)	(28,276)

Income before income taxes	64,555	15,679	26,993	56,311	49,309
Income tax provision	22,967	5,892	23,433	20,663	16,948

Net income	$41,588	$9,787	$3,560	$35,648	$32,361

Other financial data:
Gross profit percentage	52.2%	51.5%	56.5%	56.2%	53.3%
Adjusted EBITDA(3)	$100,135	$75,259	$84,942	$106,473	$105,288
Adjusted EBITDA margin(4)	19.9%	16.3%	18.4%	18.5%	17.1%
Cash flows provided by (used in):
Operating activities	$28,073	$28,001	$40,295	$44,223	$17,524
Investing activities	(6,685)	(20,625)	(14,838)	(13,796)	(27,438)
Financing activities	(30,274)	2,299	(49,893)	20,599	(21,312)
Depreciation and amortization	4,032	8,837	9,762	11,715	15,663
Capital expenditures	12,703	34,135	15,088	14,168	14,561
Dividends paid(5)	—	—	—	—	—

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except Displayer data)
Domestic Displayer data:
Number of orders shipped	921,636	821,716	782,670	926,934	1,067,671
Average order size(6)	$536	$542	$560	$570	$492
Active Displayers at end of period(7)	68,300	59,300	59,000	64,000	70,800
Average number of active Displayers during period(7)	59,000	61,900	58,300	62,000	66,500

	As of December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Balance sheet data:
Cash and cash equivalents(8)	$32,406	$41,720	$17,247	$68,111	$36,636
Property, plant and equipment, net	30,473	60,600	65,164	69,482	75,191
Total assets(8)	161,541	165,398	158,083	234,593	235,923
Total debt (including current maturities)(5)	455,546	465,333	317,842	344,916	323,238
Shareholders’ deficit	(371,186)	(362,111)	(263,013)	(227,701)	(191,382)

(1)	Certain non-recurring costs of $8.2 million, $6.6 million, $2.9 million, and $7.3 million in 2000, 2001, 2002, and 2003 respectively, associated with non-capitalizable legal fees related to obtaining the waiver to the Senior Credit Facility, staff reductions, excess facilities, fees related to the debt restructuring (as defined in “Liquidity and Capital Resources,” below), consulting costs associated with the Company’s reorganization plan, accelerated amortization of leasehold improvements, non-capitalizable costs of a new enterprise resource planning (“ERP”) system, and non-recurring costs related to the integration of new international manufacturing entities are included in cost of goods sold and selling, general and administrative expense.

(2)	In 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Previously the Company recognized a loss on a debt restructure as an extraordinary loss, net of related tax effect. On January 1, 2003, the Company adopted SFAS No. 145 and in accordance with SFAS No. 145, the Company reclassified the extraordinary loss, net of related tax effect, to income from operations and income tax expense. The effect of adopting SFAS No. 145 decreased operating income from previously amounts reported by $2.4 million, as of December 31, 2001, and $7.2 million, as of December 31, 2002, and income taxes increased by $12.8 for 2001 and decreased by $2.7 million for 2002.

(3)	Adjusted EBITDA represents earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, non-cash expense (credit) for stock options, Homco restructuring expenses, redundant warehouse and distribution expenses, losses on debt restructure, (gains) losses on disposition of assets, and other income expense. Adjusted EBITDA generally is considered to provide information regarding a company’s ability to incur and service debt, and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, and working capital requirements. Adjusted EBITDA should not be considered in isolation, as a substitute for net income, cash flows from operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company’s profitability or liquidity. See Note 17 to the Consolidated Financial Statements for a reconciliation of net income to Adjusted EBITDA.

(4)	Adjusted EBITDA as a percentage of net sales.

(5)	On February 24, 2004, the Company entered into a commitment letter with two financial institutions pursuant to which the Company intends to refinance loans outstanding under its existing senior credit facility. See Note 16 to the Consolidated Financial Statements. It is anticipated that a portion of the proceeds of the Company’s contemplated refinancing transaction will be used to repurchase for $139.0 million all of the Company’s outstanding Senior Preferred Stock. The aggregate purchase price to be paid in respect of the Senior Preferred Stock represents a premium of approximately $10.4 million over the aggregate liquidation preference (totaling $96.1 million) plus the cumulative preferred stock dividends in arrears (totaling $29.5 million) as of December 31, 2003. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6)	Average order size is calculated based on net sales less outside sales and international sales divided by number of orders. For purposes of this calculation, outside sales of $1.6 million, $9.2 million, and $30.3 million for 2001, 2002, and 2003 have been excluded from net sales, respectively. There were no outside sales in 2000 or prior years. In addition, international sales of approximately $9.1 million, $15.1 million, $21.9 million, $36.7 million, and $61.6 million for 1999, 2000, 2001, 2002, and 2003 have been excluded from net sales, respectively.

(7)	An active Displayer is a Displayer who has placed an order with the Company within the prior 14 weeks.

(8)	The Company reclassified book overdrafts to other current liabilities. As of December 31, 2002 and 2003, the Company had book overdrafts totaling $4.0 million and $4.9 million, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

      Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to be materially different from any future results expressed or implied by such forward-looking statements.

      In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms or other comparable terminology.

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

      Recruit and Retain Active Displayers. The Company recognizes the need to continue to attract and retain new Displayers. As of December 31, 2003, the Company’s active Displayer base in the United States increased 10.6% to approximately 70,800 active Displayers from approximately 64,000 as of December 31, 2002. This increase was a result of the Company’s continued focus on key areas such as Displayer understanding and awareness of the Hostess program, improved training and business guides, and a more clearly defined and communicated career path as reflected in the new recruit program.

      Management believes that the retention of experienced Displayers requires operational focus on several areas: product distribution fulfillment rates, product selection, and Displayer training and motivation. First, fulfillment rates for product distribution remained strong at approximately 97% as of December 31, 2003. Second, the Company is continuing to introduce new products during 2003, that complement the current line of products, in an attempt to give the product line a fresh and more innovative look. Finally, the Company’s “Recertification” program educates Displayers on how to become more effective Directors and Trainers by helping them to develop and enhance their leadership skills. In order to enhance this program, the Company has partnered with John Maxwell, a New York Times best-selling author on leadership. Mr. Maxwell is communicating with the field leadership through various media including newsletters, audio, and regularly scheduled conference calls to help them develop and enhance their leadership skills and grow their business.

      Empower Displayers to Be Productive. Displayer training and motivation requires the introduction of sales promotion and development activities directed at helping Displayers increase their productivity. Sales tools such as “Power Paks” and the Company’s “HIG Creative Concepts” DVD/video series have helped the field leadership plan and present more effective sales meetings and training sessions for Displayers.

Company Manufacturing Strategy

      Pursue Manufacturing Strategy and Wholesale Supply Sales. The Company continues to emphasize products from its wholesale supply operation in the direct selling channel, which provides opportunities for gross margin improvements and leverages the fixed expense component of its cost structure. This increased focus of the Company’s manufacturing strategy has supported Displayer productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.

      During 2003, the Company’s wholesale supply or “Domistyle” operation also increased sales to customers outside of the direct selling channel by nearly 229%. Wholesale supply sales by the Company were $30.3 million for the year ended December 31, 2003, as compared to $9.2 million for the year ended December 31, 2002. In connection with the Company’s overall manufacturing and wholesale supply strategy, the Company acquired Brenda Buell & Associates, Inc. (“BBA”, now known as Domistyle, Inc.), a wholesaler that designs and develops iron and glass accessories, on December 31, 2002. Additionally, during the first quarter of 2003, the Company acquired certain assets of Tempus Corporation, S.A. de C.V. (“HI Metals”), a metals manufacturing company in Mexico on January 29, 2003, and Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V. (“HI Ceramics”) and Industrias Tromex Corporation, S.A. de C.V., (“HI Glass”), metals, glass and ceramic manufacturing facilities in Mexico on February 7, 2003, and Edward Marshall Boehm, Inc. (“Boehm”), a porcelain manufacturing company in New Jersey, on March 14, 2003. During the third quarter of 2003, the Company acquired the assets of Gaines & Associates, Inc., a wholesaler and designer of home decor products. The combination of these newly acquired companies, along with the Company’s existing manufacturing operations of Dallas Woodcraft Company, LP, Laredo Candle Company, L.P. and GIA, Inc., form what the Company refers to as “Domistyle”, a uniquely positioned home décor manufacturing and design operation that not only sells to the Company’s core direct selling business, but also sells to the Company’s wholesale supply channel.

      The Company may pursue additional strategic acquisition opportunities in the future.

Recent Developments

Refinancing of Existing Credit Facility

      The Company is in the process of refinancing its existing credit facility which would, if consummated, provide the Company with a term loan facility of up to $320 million and $50 million revolving credit facility (which represents an increase over the Company’s existing term loan and credit facilities of $168.7 million and $30.0 million, respectively). On a pro forma basis after giving effect to the refinancing as currently contemplated and the anticipated use of proceeds therefrom, as of December 31, 2003, the Company would have had approximately $474.6 million in total debt (as compared to approximately $323.2 million in total debt as of December 31, 2003 on an actual basis).

      The Company believes that it is an opportune time to refinance indebtedness of the Company due to the levels of financing available to the Company and current market conditions. On February 24, 2004, the Company entered into a commitment letter with two financial institutions pursuant to which the Company intends to refinance loans outstanding under its existing Senior Credit Facility. The financial institutions’ commitments to make such facilities available to the Company are subject to conditions precedent that are customary for a financing of this type. Pursuant to the commitment letter, the financial institutions named therein have committed to provide the Company with a term loan facility of up to $320 million and a $50 million revolving credit facility. It is anticipated that the proceeds of the new term loan and revolving credit facilities will be used (i) to refinance the Company’s existing senior debt, including partial year interest thereon (approximately $169.8 million), (ii) to repurchase all of the Company’s outstanding Senior Preferred Stock (approximately $139.0 million), (iii) for general working capital purposes (approximately $2.0 million) and (iv) to pay transaction fees and expenses (approximately $9.2 million). The Company’s outstanding preferred stock is currently held by affiliates of the Company’s controlling shareholders. The aggregate purchase price to be paid in respect of the Senior Preferred Stock represents a premium of approximately $10.4 million over the aggregate liquidation preference (totaling $96.1 million) plus the cumulative preferred stock dividends in arrears (totaling $29.5 million) as of December 31, 2003. On a pro forma basis after giving effect to the refinancing as currently contemplated and the anticipated use of the proceeds therefrom as of December 31, 2003, the Company would have had approximately $474.6 million in total debt (as compared to approximately $323.2 million in total debt as of December 31, 2003 on an actual basis). The Company anticipates closing its refinancing transaction (and consummating the repurchase of its outstanding Senior Preferred Stock) prior to the end of the first fiscal quarter. However, there can be no assurance that the contemplated refinancing transaction will be consummated prior to the end of the first fiscal quarter or at all, or that it will be consummated on the terms currently contemplated.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The Company’s significant accounting policies are described in Note 2 to its Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to allowances for bad debts, inventory reserves, actuarially determined insurance reserves, and tax reserves. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies subject to significant judgments and estimates include the following:

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

Allowances for Bad Debts

      The Company maintains allowances for bad debts for estimated losses resulting from uncollectible amounts due from Displayers and Domistyle customers. The primary factors considered by the Company in determining its allowance for bad debts is the age of outstanding receivables, payment trends and estimated recovery dates. If the financial condition of the Company’s Displayers and Domistyle customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Insurance Reserves

      The Company is self-insured for workers’ compensation and provides reserves for workers’ compensation claims which were incurred but not reported by year-end. The Company takes into consideration the status of current and historical claims and actuarial estimates of losses from such claims to determine the reserve amounts. If current or future claims are higher than estimated, additional reserves may be required.

Tax Reserves

      The Company provides a reserve for the future payment of state and federal income taxes arising out of completed transactions. The current reserve includes the estimated tax due as a result of the debt purchase transaction and the issuance of preferred stock by the Company as well as the estimated income tax due to various states arising out of the Company’s obligation to file income taxes in all states for the years beginning in 1999. At this time, the Company does not foresee any additional tax obligations beyond what is reserved. However, if future tax obligations are higher than estimated, additional reserves may be required.

Goodwill

      The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” which states that there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets is assessed at least annually to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. The estimates of fair market value are based upon management’s estimates of the present value of future cash flows. Management makes assumptions regarding the estimated cash flows and if these estimates or their related assumptions change, an impairment charge may be incurred.

Stock Compensation Plans

      The Company accounts for grants under the Independent Contractor Stock Option Plan (the “1998 Independent Contractor Plan”) in accordance with Statement of Accounting Financial Standards No. 123. The Company estimates quarterly compensation expense using the Black-Scholes option-pricing method, using certain key assumptions such as the estimated fair value of the Company’s common stock, term, dividend yield, volatility and risk-free interest rate. These key assumptions are subjective in nature and future compensation expense could vary significantly from prior periods.

      The Company accounts for grants under the 1998 Key Employee Stock Option Plan (the “1998 Plan”) and the 2002 Key Employee Stock Option Plan (the “2002 Plan”) in accordance with the Accounting Principles Board Opinion No. 25. Options issued to employees under the 1998 Plan had no intrinsic value at the date of grant, thus, the Company does not record compensation expense related to these options. The 2002 Plan options are accounted for under variable accounting due to their vesting being linked to certain Company financial performance goals. The Company estimates quarterly compensation expense for the 2002 Plan using the Minimum Value option-pricing method, using certain key assumptions such as the estimated fair value of the Company’s common stock, term, dividend yield, and risk-free interest rate. These key assumptions are subjective in nature and future compensation expense could vary significantly from prior periods.

Reclassifications

      Certain reclassifications have been made to prior years’ balances to conform with current year presentation.

      In 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Previously the Company recognized a loss on a debt restructure as an extraordinary loss, net of related tax effect. On January 1, 2003, the Company adopted SFAS No. 145 and in accordance with SFAS No. 145, the Company reclassified the extraordinary loss, net of related tax effect, to income from operations and income tax expense. The effect of adopting SFAS No. 145 decreased operating income from previously reported amounts by $2.4 million, as of December 31, 2001, and $7.2 million, as of December 31, 2002, and income taxes increased by $12.8 million for 2001 and decreased by $2.7 million for 2002.

Results of Operations

2003 Compared to 2002

      Net sales increased $42.9 million, or 7.5%, to $617.4 million in 2003 from $574.5 million in 2002. The increase was primarily due to an increase in international direct sales to non-affiliates of $24.9 million or 67.8% related to the increase in Mexico and Canada Displayer bases, and an increase in Domistyle sales to non-affiliate retailers of $21.1 million or 229.3% primarily due to sales from newly acquired companies. Domestic direct sales to non-affiliates decreased $3.2 million or 0.6%. The primary variables that impact domestic direct sales include the number of Displayers, the number of orders shipped, the number of orders per Displayer, and average order size. The average domestic order size decreased 13.7% to $492 in 2003 as compared to $570 in 2002. The Company believes the decrease in average order size is due to the increase in new Displayers who are historically less productive and the timing of incentive promotions. The number of active domestic Displayers increased to approximately 70,800 as of December 31, 2003 as compared to approximately 64,000 at December 31, 2002. The number of orders shipped increased 15.2% to 1,067,671 orders in 2003 from 926,934 orders in 2002.

      Gross profit increased $6.4 million, or 2.0%, to $329.2 million in 2003 from $322.8 million in 2002. As a percentage of net sales, gross profit decreased to 53.3% in 2003 from 56.2% in 2002. The decrease as a percentage of net sales is primarily due to significantly discounted product sales resulting from a special, one-time inventory reduction promotion that occurred in the third quarter of 2003. Approximately $2.9 million of non-recurring costs related to redundant labor and inventory write-offs for the new international manufacturing entities is included in cost of goods sold for 2003.

      Selling expense decreased $1.6 million, or 1.5%, to $103.5 million in 2003 from $105.1 million in 2002. As a percentage of net sales, selling expense decreased to 16.8% in 2003 from 18.3% in 2002. The decrease in selling expense is primarily due to the cost and timing of accruals for sales events such as the Company’s annual Seminar and a decrease in Director bonuses of $5.8 million as a result of lower commissionable sales compared to the prior year. These decreases were partially offset by increased expenses related to the newly acquired subsidiaries in 2003.

      Freight, warehouse and distribution expense increased $11.2 million, or 16.8%, to $77.8 million in 2003 from $66.6 million in 2002. These costs were 12.6% of net sales in 2003 compared to 11.6% in 2002. This increase was primarily due to the increase in facility related expenses and freight, labor and warehouse supplies as a result of the 15.2% increase in the number of orders shipped over 2002.

      General and administrative expense increased $7.8 million, or 13.4%, to $66.0 million in 2003, from $58.2 million in 2002. This increase consists primarily of a $2.7 million increase in depreciation and amortization expense, $2.1 million increase related to additional facility related expenses, $1.5 million increase in professional fees, $0.6 million increase in bad debt expense, and $0.7 million increase in employee related costs. Included in general and administrative expense are certain additional non-recurring costs of $4.4 million in 2003 and $2.9 million in 2002 related to excess facilities, uncapitalizable fees related to the new ERP system, corporate organizational realignment expenses, and integration of newly acquired manufacturing subsidiaries, and $3.7 million related to additional subsidiary operating expenses primarily as a result of the newly acquired companies.

      Loss on the disposition of assets of $0.1 million and a gain of $0.4 million was recorded in 2003 and 2002, respectively. The loss in 2003 was related to impairment losses on the retirement of manufacturing equipment offset by a gain on the sale of land. The gain in 2002 was related to the sale of a partial interest in an aircraft.

      Loss on debt restructure of $7.2 million in 2002 was a result of the write-off of $3.3 million of unamortized debt issuance costs and $3.9 million of fees related to the debt restructure in July, 2002.

      Stock option expense of approximately $4.2 million and $1.3 million was recorded in 2003 and 2002, respectively. The increase in 2003 is due to the full year impact of the issuance of options in the third quarter of 2002 under the 2002 Stock Option Plan for Key Employees.

      Interest income decreased $0.1 million, or 23.9%, to $0.4 million in 2003 from $0.5 million in 2002 primarily due to lower average interest rates.

      Interest expense remained unchanged at $27.5 million due to a higher average debt balance in 2003 compared to 2002 offset by a slight decrease in LIBOR interest rates in 2003 compared to 2002.

      Other income (expense) decreased $0.3 million to $1.1 million in 2003 from $1.4 million in 2002 primarily due to a decrease of expenses related to an inventory purchase in 2002 that was liquidated and not sold through the normal course of business offset by an increase in foreign currency translation losses due to newly acquired subsidiaries.

      Income taxes decreased $3.8 million to $16.9 million in 2003 from $20.7 million in 2002. Income taxes, as a percentage of income before income taxes, were 34.3% in 2003 compared to 36.8% in 2002. The change in income taxes as a percentage of income before income taxes is due to a favorable state income tax audit determination in the third quarter of 2003, as well as the recognition of a deferred tax valuation allowance as a result of net operating loss carryforwards in association with the manufacturing companies located in Mexico.

2002 Compared to 2001

      Net sales increased $112.8 million, or 24.4%, to $574.5 million in 2002 from $461.7 million in 2001. The increase was primarily due to a larger and more productive domestic Displayer base and an increase in Domistyle sales to non-affiliate resellers of $7.6 million. The average domestic order size increased 1.8% to $570 in 2002 as compared to $560 in 2001. The number of active domestic Displayers increased to approximately 64,500 as of December 31, 2002 as compared to approximately 59,000 at December 31, 2001. The number of orders shipped increased 18.4% to 926,934 orders in 2002 from 782,670 orders in 2001.

      Gross profit increased $62.0 million, or 23.8%, to $322.8 million in 2002 from $260.8 million in 2001. As a percentage of net sales, gross profit decreased slightly to 56.2% in 2002 from 56.5% in 2001. The decrease in the gross profit percentage was primarily due to increased inventory reserves for additional product lines and an expanded Christmas line.

      Selling expense increased $18.6 million, or 21.5%, to $105.1 million in 2002 from $86.5 million in 2001. As a percentage of net sales, selling expense decreased to 18.3% in 2002 from 18.7% in 2001. The decrease was a result of fewer promotional related expenses such as incentive trips and recruiting incentives as compared to 2001 and was partially offset by increased Director bonuses of $9.2 million related to increased commissionable sales over the prior year.

      Freight, warehouse and distribution expense increased $16.0 million, or 31.6%, to $66.6 million in 2002 from $50.6 million in 2001. These costs were 11.6% of net sales in 2002 compared to 11.0% in 2001. This increase was primarily due to costs associated with additional warehousing space required for the growth in inventory in 2002.

      General and administrative expense increased $2.1 million, or 3.7%, to $58.2 million in 2002, from $56.1 million in 2001. This increase was primarily due to increases in credit card processing fees of $2.2 million, depreciation expense of $2.0 million, and outside services of $1.2 million primarily related to temporary labor. These increases were offset by certain non-recurring costs of $2.9 million in 2002 as compared to $6.3 million in 2001 associated with non-capitalizable legal fees related to obtaining a debt covenant waiver in 2001, excess facilities, consulting costs associated with the Company’s reorganization plan and the non-capitalizable costs of a new ERP system.

      Gain on the disposition of assets of $0.4 million and a loss of $0.5 million was recorded in 2002 and 2001, respectively. The gain in 2002 was related to the sale of a partial interest in an aircraft. The loss in 2001 was related to the impairment loss on retired manufacturing equipment and the loss on the sale of land.

      Stock option expense of approximately $1.3 million and a credit of $62,000 were recorded in 2002 and 2001, respectively. The increase in 2002 is due to the issuance of options under the 2002 Stock Option Plan for Key Employees and an increase in the fair value of the stock.

      Loss on debt restructure of $7.2 million in 2002 was a result of the write-off of $3.3 million of unamortized debt issuance costs and $3.9 million of fees related to the debt restructure in July 2002. The loss of $2.4 million in 2001 was a result of the write-off of $2.4 million in unamortized debt issuance costs related to the debt restructuring in July 2001.

      Redundant warehouse and distribution expense of $1.2 million was recorded in 2001 and consisted primarily of costs associated with operating certain manual distribution centers longer than anticipated and the consolidation of the manual distribution centers into the new distribution facility. The Company did not incur redundant warehouse costs in 2002.

      Interest income decreased $0.5 million, or 50.0%, to $0.5 million in 2002 from $1.0 million in 2001 primarily due to lower average interest rates.

      Interest expense decreased $11.0 million, or 28.6%, to $27.5 million in 2002 from $38.5 million in 2001. The interest expense in 2002 declined as compared to 2001 primarily due to a reduced debt balance as a result of the conversion of $95.8 million in debt to Senior Preferred Stock as part of the Debt Restructuring in July 2001.

      Other income (expense) in 2002 includes expense of $1.4 million related to an inventory purchase in the second quarter of 2002 that was liquidated and not sold through the normal course of business.

      Income taxes decreased $2.7 million to $20.7 million in 2002 from $23.4 million in 2001. Income taxes, as a percentage of income before income taxes, were 36.8% in 2002 compared to 86.7% in 2001. In 2001, the Company recorded $12.8 million of income taxes related to the debt restructuring completed in July 2001.

Segment Profitability

      The Company’s reportable segments include its domestic and international direct sales operations and Domistyle. The Company’s manufacturing operations are part of its Domistyle segment, which sells the majority of its products to the Company. As a result, Domistyle sales generally follow the Company’s domestic sales trend. International operations include direct sales by Displayers in Mexico, Canada, and Puerto Rico. International direct sales are directly attributable to the number of international Displayers the Company has selling its products. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization and redundancy costs, non-cash expense (credit) for stock options, losses on debt restructure, (gains) losses on disposition of assets, and other income and expense (defined as “Adjusted EBITDA”). The Company also uses Adjusted EBITDA as a performance measure due to the Company’s required compliance thresholds for covenants contained in the Company’s Senior Credit Facility. See Note 17 to the Company’s Consolidated Financial Statements included herein for a reconciliation of net income to Adjusted EBITDA.

2003 Compared to 2002

      Consolidated net sales increased $42.9 million, or 7.5%, to $617.4 million in 2003 from $574.5 million in 2002. Consolidated Adjusted EBITDA decreased $1.2 million, or 1.1%, to $105.3 million in 2003 from $106.5 million in 2002. See discussion in “Results of Operations”.

 Direct Selling

     Domestic

      Domestic net sales to non-affiliates and affiliates increased $8.5 million, or 1.6%, to $554.4 million in 2003 from $545.9 million in 2002. Of this increase, net sales to affiliates increased $11.8 million, or 68.6% to $29.0 million in 2003 from $17.2 million in 2002. The increase in net sales to affiliates is directly attributable to the net sales increase in the international direct selling segment. Net sales to non-affiliates decreased $3.2 million, or 0.6%, to $525.5 million in 2003 from $528.7 million in 2002. The primary sales drivers for non-affiliate sales are average order size, Displayer productivity, and number of active Displayers. Domestic Adjusted EBITDA decreased $1.9 million, or 3.3%, to $55.1 million in 2003 from $57.0 million in 2002. The decrease is attributable to a decrease in average order size to $492 in 2003 from $570 in 2002 and significantly discounted product sales resulting from a special one-time inventory reduction promotion that occurred in the third quarter of 2003.

     International

      International direct sales include sales in Mexico, Canada, and Puerto Rico. These sales increased $24.9 million, or 67.8%, to $61.6 million in 2003 from $36.7 million in 2002. This increase is primarily due to the increase in the Displayer base in Mexico and Canada. As of December 31, 2003, the Displayer base was approximately 25,400, 1,300, and 800 in Mexico, Canada, and Puerto Rico, respectively as compared to 16,900, 800, and 500 as of December 31, 2002. International direct sales Adjusted EBITDA increased $3.7 million, or 123.3%, to $6.7 million in 2003 from $3.0 million in 2002.

     Domistyle

      The Company is in the process of trying to expand its wholesale supply sales to non-affiliate resellers. Sales to non-affiliate resellers increased $21.1 million, or 229.3%, to $30.3 million in 2003 from $9.2 million in 2002. Of these sales, 53.1% or $16.1 million were generated by the newly acquired companies and their existing customer base. Domistyle sales to affiliates increased $9.7 million or 7.1% to $145.8 million in 2003 from $136.1 million in 2002. Adjusted EBITDA generated by Domistyle decreased $1.9 million, or 4.1%, to $44.9 million in 2003 from $46.8 million in 2002 primarily due to production and pricing inefficiencies incurred during the integration period of the newly acquired companies.

     2002 Compared to 2001

      Consolidated net sales increased $112.8 million, or 24.4%, to $574.5 million in 2002 from $461.7 million in 2001. Consolidated Adjusted EBITDA increased $21.6 million, or 25.4%, to $106.5 million in 2002 from $84.9 million in 2001. See discussion in “Results of Operations”.

 Direct Selling

     Domestic

      Domestic net sales to non-affiliates and affiliates increased $97.5 million, or 21.7%, to $545.9 million in 2002 from $448.4 million in 2001. Of this increase, net sales to affiliates increased $7.1 million, or 70.3% to $17.2 million in 2002 from $10.1 million in 2001. The increase in net sales to affiliates is directly attributable to the net sales increase in the international direct selling segment. Net sales to non-affiliates increased $90.5 million, or 20.7%, to $528.7 million in 2002 from $438.2 million in 2001. The primary sales drivers for non-affiliate sales are average order size, Displayer productivity, and number of active Displayers. Domestic Adjusted EBITDA increased $7.7 million, or 15.6%, to $57.0 million in 2002 from $49.3 million in 2001. The increase is attributable to an increase in average order size to $570 in 2002 from $560 in 2001, and an 18.4% increase in the number of orders shipped.

     International

      International direct sales include sales in Mexico, Canada, and Puerto Rico. These sales increased $14.8 million, or 67.6%, to $36.7 million in 2002 from $21.9 million in 2001. This increase is primarily due to the expansion of the Displayer base in Mexico and $3.7 million in net sales related to newly initiated operations in Canada. International direct sales Adjusted EBITDA increased $0.4 million, or 15.4%, to $3.0 million in 2002 from $2.6 million in 2001.

     Domistyle

      Sales to non-affiliate resellers increased $7.6 million, or 475.0%, to $9.2 million in 2002 from $1.6 million in 2001. Domistyle sales to affiliates increased $19.2 million or 16.4% to $136.1 million in 2002 from $116.9 million in 2001. Adjusted EBITDA generated by Domistyle increased $12.9 million, or 38.1%, to $46.8 million in 2002 from $33.9 million in 2001 primarily due to increased manufacturing profitability on sales to affiliates and increases in sales to non-affiliates.

Seasonality

      The Company’s business is influenced by the Christmas holiday season and by promotional events. Historically, a higher portion of the Company’s sales and net income have been realized during the fourth quarter, and net sales and net income have generally been slightly lower during the first quarter as compared to the second and third quarters. Working capital requirements also fluctuate during the year. They reach their highest levels during the third and fourth quarters as the Company increases its inventory for the peak season. In addition to the Company’s peak season fluctuations, quarterly results of operations may fluctuate depending on the timing of, and amount of sales from, discounts, incentive promotions and/or the introduction of new Products. As a result, the Company’s business activities and results of operations in any quarter are not necessarily indicative of any future trends in the Company’s business.

Liquidity and Capital Resources

      The Company’s cash decreased $31.5 million from $68.1 million as of December 31, 2002, to $36.6 million at December 31, 2003. The decrease resulted primarily from $27.4 million and $21.3 million of net cash used by investing and financing activities, respectively, offset in part by $17.5 million of net cash provided by operating activities.

      Net cash of $17.5 million provided by operating activities consisted primarily of $57.8 million provided by net income, as adjusted for non-cash items, and $40.3 million used by working capital. Working capital usage consisted primarily of a $15.5 million increase in inventory balances, a $12.0 million increase in accounts receivable, a $6.8 million decrease in accrued seminar expenses and incentive awards, and a $5.2 million decrease in royalties payable to Displayers.

      Net cash of $27.4 million used in investing activities was a result of approximately $13.5 million of cash used for the acquisitions of the new manufacturing entities in Mexico and New Jersey, and $14.6 million of cash used for the purchases of property, plant and equipment.

      Net cash used in financing activities totaled $21.3 million and was primarily a result of $19.0 million of principal payments under the Senior Credit Facility and $1.8 million in principal payments under capital lease obligations. During 2003, there were no borrowings nor repayments of the Revolving Loans.

      Payments on the Notes and the Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and will continue semi-annually until the Notes mature in 2008. The Company has the option to redeem the Notes in whole or in part at any time on or after June 1, 2003. Borrowings under the Senior Credit Facility require quarterly interest and principal payments. In addition, the Senior Credit Facility includes $30.0 million of Revolving Loans, which mature on December 31, 2004. As described above, the Company is currently in discussions with two financial institutions regarding the refinancing of such Revolving Loans. The Revolving Loans were reduced from $40.0 million to $30.0 million as a result of the amendment to the Senior Credit Facility in March 2001. As of December 31, 2003, there were no outstanding Revolving Loans.

      The Company paid a total of $44.3 million in debt service for 2003, consisting of principal payments under the Senior Credit Facility of $19.0 million, which included a mandatory prepayment of $12.4 million, interest and commitment fees under the Senior Credit Facility of approximately $10.2 million, and interest of $15.1 million on the Notes.

      The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments, and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, maximum leverage ratios, capital expenditure measurements, and Adjusted EBITDA measurements. As of December 31, 2003, cumulative preferred stock dividends in arrears were $29.5 million.

      The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

Contractual Obligations

      The following table summarizes the Company’s contractual obligations at December 31, 2003, and the effects such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

	Payments Due by Period

		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

CONTRACTUAL OBLIGATIONS:
Long-term debt	$317,782	$8,953	$159,729	$149,100	$—
Capital lease obligations	4,094	1,146	2,948	—	—
Related party note payable	1,362	675	687	—	—
Guaranteed minimum royalty obligation	5,000	2,000	3,000	—	—
Non-cancelable operating lease obligations (net of subleases)	13,140	2,849	7,364	2,927	—
Letters of credit	4,932	4,932	—	—	—

Total contractual obligations	$346,310	$20,555	$173,728	$152,027	$—

      Long-term debt consists of borrowings under the Senior Credit Facility and Notes. The Senior Credit Facility borrowings require quarterly principal payments and the Notes require semi-annual interest payments. The Company may, at its option, prepay the term loans without premium or penalty.

      The Company entered into capital lease obligations for equipment, associated with the automated order fulfillment system being used in the warehouse and distribution facility, and office furniture and equipment. The lessor funded the equipment purchase when construction of the automated order fulfillment system was completed in April 2000. The initial term of each of the leases is seven years. Interest is imputed at a weighted average rate of 6.1% per annum.

      In June of 2003, the Company entered into a twelve-year license agreement (the “License Agreement”) with Meredith Corporation, of which, the first two years are non-cancelable by either party. The License Agreement governs the development, manufacture, marketing and distribution of products to be sold by the Company under the trademark “Better Homes and Gardens”. The agreement provides for earned royalty payments to Meredith Corporation determined by a percentage of net sales and guaranteed annual minimum royalty payments that escalate through the term of the license agreement.

      The Company has several outstanding operating leases related to the Granite facility and additional warehousing space. The majority of the Granite facility has been subleased. See “Item 2. Properties.”

      As of December 31, 2003, the Company had several letters of credit outstanding related to insurance policies.

      At December 31, 2003 the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity or market or credit risk that could arise if the Company had engaged in such relationships.

      The Company’s near and long-term operating strategies focus on broadening the Displayer base through recruiting efforts and increasing retention and productivity of the existing Displayer base and leveraging the assets of the Company’s manufacturing subsidiaries. The Company believes that cash on hand, net cash flow from operations and borrowings under the Revolving Loans will be sufficient to fund its cash requirements through the year ended December 31, 2004. Cash requirements will consist primarily of payments of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company’s future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.

Market-Sensitive Instruments and Risk Management

      The Company’s Products are sold in Mexico and Canada thereby subjecting the Company to financial market risk due to fluctuating foreign currency exchange rates. Historically, due to a stable foreign exchange and due to the fact that these operations have not been significant, the risk has been minor. However, as the Company’s international operations become significant to the Company as a whole, changes in foreign currency exchange rates could have a material effect on the Company in the future. The Company has not entered into any hedging instruments related to foreign currency risk.

      As a result of the interest pricing mechanism associated with the bank debt, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company’s desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. During 2003, the Company did not enter into any hedging instruments. In addition, the Company does not use derivative instruments for trading or speculative purposes.

      The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates based upon existing terms. The interest rates are weighted between the Tranche A Loan and the Tranche B Loan based on debt outstanding and are estimated based on implied forward rates using a yield curve as of December 31, 2003. The Notes are at a fixed rate of 10.125% and will mature in 2008.

	Expected Maturity Date

	2004	2005	2006	2007	2008	2009	Total	Fair Value

	(In thousands)
Variable rate debt	$8,953	$70,643	$89,086	—	—	—	$168,682	$168,682
Average interest rate	5.93%	6.26%	6.61%	—	—	—	—	—
Fixed-rate debt	—	—	—	—	$149,100	—	$149,100	$150,770
Interest rate	—	—	—	—	10.125%	—	—	—

     The following table presents comparable data for the prior year ended December 31, 2002.

	Expected Maturity Date

	2003	2004	2005	2006	2007	2008	Total	Fair Value

				(In thousands)
Variable rate debt	$19,007	$8,953	$70,643	$89,086	—	—	$187,689	$187,689
Average interest rate	6.49%	7.87%	8.64%	—	—	—	—	—
Fixed-rate debt	—	—	—	—	—	$149,100	$149,100	$138,700
Interest rate	—	—	—	—	—	10.125%	—	—

Inflation

      Although the Company’s operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company’s operations in 2001, 2002 or 2003.

Recently Issued Statements of Financial Accounting Standards

      In May of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150”). SFAS No. 150 establishes standards for classification and measurement of financial instruments issued by entities that have the characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on May 31, 2003 and there was not a financial accounting impact associated with its adoption.

      In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The company adopted certain provisions of SFAS No. 149 and determined that there was not a financial impact on the quarter ended, March 31, 2003. The Company adopted the remaining provisions of SFAS No. 149 on June 30, 2003 and there was not a financial impact associated with its adoption.

      In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ended December 31, 2002. The Company has elected to continue accounting for the employee stock options plans under APB 25; however, the Company has adopted the new disclosure requirements of SFAS No. 148. The Company has decided not to adopt the fair value based method of accounting for stock-based employee compensation.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission requires that registrants include information about the potential effects of changes in interest rates and currency exchange on their financial statements. Refer to the information appearing under the subheading “Market-Sensitive Instruments and Risk Management” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is hereby incorporated by reference into this Item 7A. All statements other than historical information incorporated into this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, the factors discussed in this report. Based on the Company’s bank debt balances throughout the 2003 fiscal year, a one point increase or decrease in the variable interest rate for the Tranche A Loan and the Tranche B Loan would result in an increase or decrease in income before income taxes of approximately $1.8 million.

Item 8.     Financial Statements and Supplementary Data

      The consolidated financial statements and financial statement schedule of the Company and its subsidiaries required by this Item 8 are listed in Part IV, Item 15(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.     Controls and Procedures

      (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and principal accounting officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

      During 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

      (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors And Executive Officers

      Set forth below is certain information as of March 22, 2004 with respect to those individuals who are serving as members of the Board or as executive officers of the Company:

Name	Age	Position

Donald J. Carter, Jr.	43	Chairman of the Board
Barbara J. Hammond	73	Director and Vice-Chairman
Christina L. Carter Urschel	40	Director, Vice-Chairman and National Spokesperson
Michael D. Lohner	41	President and Chief Executive Officer
Kenneth J. Cichocki	51	Sr. Vice-President of Finance, Chief Financial Officer and Secretary
Eugenia B. Price	38	Sr. Vice-President International and Business Development
Mary-Knight Tyler	42	Sr. Vice-President, Operations
Charles L. Elsey	50	President of Domistyle, Inc.
Thomas O. Hicks	58	Director
Jack D. Furst	45	Director
Joe Colonnetta(1)	42	Director
Sheldon I. Stein(1)	50	Director
Robert H. Dedman, Jr.	46	Director
Gretchen M. Williams(1)	47	Director

(1)	These Directors of the Company also serve as members of the Company’s Audit Committee. Joe Colonnetta has been designated as the Audit Committee’s financial expert.

      Set forth below is a description of the backgrounds of those persons who are serving as members of the Board and as executive officers of the Company. All of the Company’s officers are appointed by the Board and serve at its discretion.

      Donald J. Carter, Jr. served as Chief Executive Officer of the Company from October 1997 to December 31, 2003. He was elected to the Board of Directors of the Company in 1992, became Chairman of the Board of Directors in June 1998 and continues to serve in that capacity. Since he joined the Company in 1984, Mr. Carter has also served the Company in various executive capacities, including as Executive Vice-President of Sales from 1994 to 1997. Mr. Carter is the Immediate Past Chairman of the Direct Selling Association (“DSA”) and he currently serves on the Board of Directors of the DSA. Mr. Carter also serves as an officer of the Pocketful of Hope Charities charitable foundation. Mr. Carter is the brother of Christina L. Carter Urschel, and the grandson of the Company’s founder, Mary Crowley.

      Barbara J. Hammond has served as Vice-Chairman of the Company since February 2000, and as of January 1, 2002, is a consultant to the Company and has been a Director of the Company since 1970. Ms. Hammond served as President of the Company from 1995 to January 2000. Ms. Hammond has served the Company in various executive capacities from 1978 to 1995, including as National Sales Manager and Executive Vice-President of Sales. Ms. Hammond originally joined the Company as a Displayer in 1960, when she was personally trained by Mary Crowley, and rose to become one of the Company’s top Displayers and Directors.

      Christina L. Carter Urschel has served the Company as Vice-Chairman and National Spokesperson since November 1, 2001, President from February 2000 to November 1, 2001, and has been a Director of the

Company since May 1995. Ms. Urschel served as Executive Vice-President of the Company from 1997 to January 2000, and as Vice-President from 1994 to 1997. Ms. Urschel joined the Company in 1987 and, since that time, has undertaken various sales and marketing responsibilities. As of November 1, 2001, Ms. Urschel serves as the President of the Pocketful of Hope Charities charitable foundation. Ms. Urschel is the sister of Donald J. Carter, Jr., and the granddaughter of the Company’s founder, Mary Crowley.

      Michael D. Lohner was elected to the office of Chief Executive Officer, effective January 1, 2004. He continues to serve as President, a position he has held since November 1, 2001. Mr. Lohner has previously served the Company in various other capacities, including as Chief Operating Officer since November 1, 2001, as Executive Vice-President and Chief Operating Officer from January 10, 2001 to November 1, 2001, and as Sr. Vice-President and Chief Operating Officer from May 24, 2000 to January 10, 2001. Mr. Lohner held various positions, including President and CEO, at Evergreen Alliance Golf Limited from 1991 through 1999. A graduate of Stanford Business School, Mr. Lohner has also worked as a Management Consultant for Bain & Company and has participated in the “Executive in Residence” program of Hicks, Muse, Tate & Furst, Incorporated. Mr. Lohner also serves on the Board of Directors of the DSA and is Chairman of the Industry Research Committee.

      Kenneth J. Cichocki has served the Company as Senior Vice-President of Finance and Chief Financial Officer since November 1, 2001 and as Vice-President of Finance and Chief Financial Officer from November 1, 1999 to November 1, 2001. He has also served as the Company’s Secretary since May, 2001. From 1993 to 1999, Mr. Cichocki served as a consultant for the RMP Group, a corporate consulting firm that provided financial and management consulting services. From 1980 to 1992, Mr. Cichocki served Guinness PLC in various capacities, including Chief Financial Officer of one of its divisions. Prior to joining Guinness, Mr. Cichocki served Price Waterhouse LLP from 1975 to 1980 as a Senior Accountant. Mr. Cichocki is a Certified Public Accountant.

      Eugenia B. Price has served the Company as Senior Vice-President International and Business Development since November 21, 2003. She previously served the Company as Senior Vice-President International from May 21, 2002 to November 21, 2003, as Vice-President International and New Market Development from October 2000 to April 2002, as Vice-President Marketing and International from May 1999 to September 2000, and as Vice-President International and Strategic Planning from January 1999 to April 1999. Prior to joining the Company, Ms. Price held various management positions at Mary Kay Inc. in the International Development and Marketing areas from 1991 through 1998.

      Mary-Knight Tyler has served the Company as Senior Vice-President, Operations since November 21, 2003, and as Vice-President of Financial Services from July 2001 to November 21, 2003. Prior to joining the Company, Ms. Tyler was the Chief Financial Officer of Employbridge and Senior Vice-President of Finance with Careerblazers. Ms. Tyler is a Certified Public Accountant.

      Charles L. Elsey has served the Company as President of its manufacturing retail division, Domistyle, Inc., since September 9, 2003. Prior to joining the Company, Mr. Elsey worked as an executive and consultant in the energy/manufacturing fields, including assignments with Pacific Enterprises, DJS Investments, EEX, a subsidiary of Ensearch, RHI, Harbison Walker, and with Flowserve Corp. He holds an undergraduate degree from Texas Christian University and a Doctor of Jurisprudence degree from Tulsa University.

      Thomas O. Hicks has been a Director of the Company since June 1998. Mr. Hicks is Chairman of the Board of Hicks, Muse, Tate & Furst Incorporated. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks serves as a Director of Clear Channel Communications, Inc., and of Viasystems Group, Inc. Mr. Hicks also serves as a Director of Corpgroup Limited, Digital Latin America, Fox Pan American Sports LLC, MVS Corporation, and Swift & Co. He also serves on the Board of Directors of Crow Family Holdings, as well as the JP Morgan Chase National Advisory Board.

      Jack D. Furst has been a Director of the Company since June 1998. Mr. Furst is a Partner of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks Muse, Mr. Furst was a Vice-President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas-based private investment firm from 1987 to

May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse, LLP. Mr. Furst serves on the Board of Directors of Activant Solutions, Inc. and The Realm Business Solutions, Inc.

      Joe Colonnetta has been a Director of the Company since August 1999. Mr. Colonnetta is a Partner of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks Muse, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks Muse from 1995 to 1998. Mr. Colonnetta has served in various Executive Positions of consumer and industrial companies owned by Bass Investment Partners and Oppenheimer & Company. Mr. Colonnetta is also a Director of Swift & Company, Viasystems Group, Inc., Grupo Minsa, Zilog and Veltri Automotive, Inc.

      Sheldon I. Stein became a Director in July 1998. Mr. Stein is a Senior Managing Director and oversees the Southwest Region Investment Banking for Bear Stearns. Prior to joining Bear Stearns in 1986, Mr. Stein was a partner in the Dallas law firm of Hughes & Luce, where he specialized in corporate finance and mergers and acquisitions. Mr. Stein serves on the Boards of Directors of several companies including The Men’s Wearhouse, Inc. and Fitz and Floyd. He was a Trustee of Brandeis University and currently serves on the Board of Overseers of the Brandeis Graduate School of Economics and Finance.

      Robert H. Dedman, Jr. became a Director of the Company in May 1999. Mr. Dedman is Chairman of the Board and Chief Executive Officer of ClubCorp, Inc. and Chairman of ClubCorp USA, Inc. Mr. Dedman was Director of Corporate Planning for ClubCorp from 1980 to 1984 and then served as an associate at Salomon Brothers Inc specializing in mergers and acquisitions from 1984 to 1987. In 1987 he returned to ClubCorp as CFO, was named President and Chief Operating Officer in January 1989 and Chairman of the Board in August 2002. Mr. Dedman serves on the Board of Directors of ClubCorp, Southern Methodist University’s Dedman School of Law, JPMorgan Chase Dallas Region and the University of Texas at Austin Development Board. He is also an Executive Board Member of Golf 20/20, a National Trustee in the Southwest Region of the Boys and Girls Clubs of America, Trustee of Southwestern Medical Foundation, Dallas Museum of Art and past Chairman of the Texas Business Hall of Fame. Mr. Dedman also Chairs the Southern Methodist University’s 21st Century Council.

      Gretchen M. Williams became a Director of the Company in December 1998. Ms. Williams is Co-Chairman of the Board and Co-Chief Executive Officer of Minyard Food Stores, Inc., its divisions Sack ’N Save and Carnival Food Stores and its subsidiary, Minyard Properties. She has been employed by Minyard Food Stores, Inc. since 1972. Ms. Williams also serves as a Director of the Leukemia Association of North Central Texas and of Baylor University Medical Center.

      The Hicks Muse Shareholders (as defined below in “Item 12. Security Ownership of Certain Beneficial Owners and Management”) and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unitrust and Hammond Family Trust (collectively, the “Carter Shareholders”) entered into a Shareholders Agreement (the “Shareholder Agreement”) upon consummation of the Company’s 1998 recapitalization. The Shareholders Agreement generally provides that Hicks Muse may designate six directors. Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel, as designees (the “Carter Designees”) of the Carter Shareholders may designate three directors and Hicks Muse and the Carter Designees mutually may designate two independent directors. Thomas O. Hicks, Jack D. Furst, Joe Colonnetta and Sheldon I. Stein are designated as directors by Hicks Muse. Donald J. Carter, Jr., Barbara J. Hammond and Christina L. Carter Urschel are designated as directors by the Carter Designees. Hicks Muse and the Carter Designees mutually designated Robert H. Dedman, Jr. and Gretchen M. Williams as independent Directors of the Company. Hicks Muse has not designated the additional directors.

Compliance with Section 16(a) of the Exchange Act

      The Company does not have any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended. Therefore, the shareholders of the Company are not required to file reports pursuant to Section 16(a) thereof.

Code of Ethics for Senior Financial Management

      The Company has adopted the Home Interiors & Gifts Code of Ethics for Senior Financial Management (“Code of Ethics”), which is applicable to the Company’s senior financial officers, including the Chief Executive Officer, Chief Financial Officer, Vice-President of Financial Services, the Chief Legal Officer, if one, and other Officers designated by the Chief Executive Officer. The Company has granted no waivers to the Code of Ethics to date.

Item 11.     Executive Compensation

      The following table sets forth the compensation earned during each of the three years in the period ended December 31, 2003, to the Chief Executive Officer and the other four most highly compensated executive officers who were serving as executive officers at December 31, 2003 (the “Named Executive Officers”).

	Annual Compensation

		Salary	Bonus	Other
Name and Principal Position	Year	($)	($)	($)

Donald J. Carter, Jr.	2003	500,000	225,000	—
Chairman of the Board and	2002	500,000	1,193,750	—
Chief Executive Officer(1)	2001	500,000	575,000	—
Michael D. Lohner	2003	450,000	1,039,916	—
President and Chief	2002	450,000	1,181,168	—
Operating Officer(1)	2001	450,000	1,092,750	—
Kenneth J. Cichocki	2003	306,250	41,351	—
Sr. Vice-President of Finance,	2002	279,167	99,471	—
Chief Financial Officer and Secretary	2001	275,000	145,375	—
Eugenia B. Price	2003	235,542	31,816	—
Sr. Vice-President International and	2002	190,625	77,965	—
Business Development	2001	154,275	58,564	—
Mary-Knight Tyler	2003	159,632	21,562	—
Sr. Vice-President of Operations	2002	143,800	81,236	—
	2001	62,102	58,800	—

(1)	Mr. Carter served as the Company’s Chief Executive Officer until December 31, 2003. Mr. Lohner was appointed as Chief Executive Officer as of January 1, 2004.

Summary of Option Grants

      There were 60,000 options granted to Mary-Knight Tyler, under the 2002 Stock Option Plan for Key Employees during the 2003 fiscal year.

Compensation of Directors

      Persons serving as outside directors on the Board are paid $2,500 per Board meeting, and $750 per Committee Meeting ($250 for telephone participation). The outside directors serving on the Board in 2003 were Sheldon I. Stein, Gretchen M. Williams, Robert H. Dedman, Jr. and Barbara J. Hammond. Mr. Stein and Ms. Williams also served on the Audit Committee.

      During 2003, Board and Board Committee fees were paid to the outside Directors in the amount of $34,250 as follows: Mr. Stein received $13,000, Ms. Williams received $10,250, Mr. Dedman received $3,000 and Ms. Hammond received $8,000.

      In addition, the initial outside directors of the Company were given the right to purchase up to $100,000 of common stock and were granted stock options to purchase up to $100,000 of common stock based on the amount of their common stock investment. No such options were granted to the independent directors in 2003.

Compensation Committee Interlocks and Insider Participation

      During 2003 the Company’s Compensation Committee was comprised of Donald J. Carter Jr., Thomas O. Hicks, and Jack D. Furst. All decisions regarding compensation of executive officers are made by the Compensation Committee. During fiscal 2003, Mr. Carter also served as an executive officer of the Company. Messrs. Hicks and Furst are also principals of Hicks Muse Partners (as defined below) an entity which receives fees in connection with certain advisory and oversight services to the Company. See “Item 13. Certain Relationships and Related Transactions.”

Executive Employment and Consulting Agreements

      On June 4, 1998, the Company entered into an Executive Employment Agreement with Donald J. Carter, Jr. Pursuant to the terms of his Executive Employment Agreement, Donald J. Carter, Jr. was employed as Chairman of the Board and Chief Executive Officer of the Company for five years with a base salary of $500,000 and with total annual compensation (including bonuses) ranging from $500,000 to $1,125,000. The Executive Employment Agreement with Donald J. Carter, Jr., provides for a lump sum severance payment in the event such individual is terminated by the Company without Cause (as defined in such Executive Employment Agreement) or such individual terminates their employment for Good Reason (as defined in such Executive Employment Agreement). Subject to certain exceptions, the amount of such lump sum severance payment equals (i) five times the applicable executive’s base salary if such executive is terminated within one year or (ii) the greater of (a) the aggregate base salary payable to the executive from the date of termination through the expiration of the remainder of the term of the Executive Employment Agreement or (b) three times the total base salary and annual bonus, if any, received by the executive in the fiscal year preceding the fiscal year in which such executive was terminated. In addition, the executive agreed pursuant to his Executive Employment Agreement not to compete with the Company during his employment and for a period of three years after termination of such executive’s employment for any reason. Effective December 31, 2003 Donald J. Carter, Jr. retired from his position as Chief Executive Officer of the Company. The Executive Employment Agreement terminated upon the date of his resignation with the Company.

      On May 24, 2000, the Company entered into an Employment Agreement with Michael D. Lohner. Mr. Lohner was employed as Senior Vice-President and Chief Operating Officer for the Company for one year with a base salary of $295,000 and with total annual compensation (including bonuses) ranging from $295,000 to $405,625. Effective December 31, 2000, Mr. Lohner’s Employment Agreement was amended and restated as President and Chief Operating Officer allowing for a $450,000 base salary and with total compensation (including bonuses) ranging from $450,000 to $1,868,750. Effective July 30, 2001, the Company entered into a second amended and restated Employee Agreement with Mr. Lohner allowing for an extended employment through December 2004 with the same compensation. Effective January 1, 2004, Mr. Lohner was named Chief Executive Officer and he retained the position of President of the Company.

      On November 1, 1999, the Company entered into an Employment Agreement with Kenneth J. Cichocki. Mr. Cichocki was employed as Vice-President of Finance, Chief Financial Officer and Secretary of the Company for one year with a base salary of $250,000 and with total annual compensation (including bonuses) ranging from $250,000 to $350,000. Effective November 1, 2000, Mr. Cichocki’s Employment Agreement was amended and restated allowing for a $275,000 base salary and with total compensation (including bonuses) ranging from $275,000 to $378,125. As of November 1, 2001, Mr. Cichocki is employed as Senior Vice-President of Finance and Chief Financial Officer. Effective November 1, 2002, Mr. Cichocki’s Employment Agreement was amended allowing for a $300,000 base salary and with total compensation (including bonuses) that ranges from $300,000 to $412,500. Mr. Cichocki’s Employment Agreement may be extended for successive one-year periods.

      On January 1, 2003, the Company entered into an Employment Agreement with Eugenia B. Price. Ms. Price is employed as Senior Vice-President International and Business Development for one year with a base salary of $214,000 and with total annual compensation (including bonuses) ranging from $214,000 to $294,250. Ms. Price’s Employment Agreement may be extended for successive one-year periods.

      On November 21, 2003 the Company named Mary-Knight Tyler Senior Vice-President, Operations. The Company does not currently have an employment agreement with Ms. Tyler.

      Effective August 15, 2003, the Company entered into a Separation Agreement and Release with Ms. Nora Serrano, the Company’s Senior Vice-President of Sales. Under the terms of the agreement, Ms. Serrano was paid severance benefits including a cash payment of $1,096,691 and other compensation totaling $52,447 which included the transfer of title of a leased automobile and medical insurance premiums, and Ms. Serrano agreed not to compete with the Company for a period of three years beginning on August 15, 2003. She also kept all vested stock options in the Company’s stock option plans. Accordingly, Ms. Serrano has 10,000 stock options in the 1998 Stock Option Plan for Key Employees and 100,000 stock options in the 2002 Stock Option Plan for Key Employees.

1998 Stock Option Plan for Key Employees

      The employees eligible for options under the 1998 Stock Option Plan for Key Employees (the “1998 Plan”) are those employees whose performance and responsibilities are determined by the Board (or a committee thereof) (in either case, the “Committee”) to be essential to the success of the Company and its subsidiaries. A total of 1,353,924 shares of common stock are available for grant under the 1998 Plan. Generally, the option period (i.e., the term under which an option is exercisable) may not be more than ten years from the date the option is granted. The Committee will determine, in its discretion, the key employees and eligible non-employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period and will administer and interpret the 1998 Plan.

      As of December 31, 2003, options for 1,106,823 of common stock at an exercise price of $18.05451, options for 42,192 shares of common stock at an exercise price of $21.33, options for 37,125 shares of common stock at an exercise price of $19.42, and options for 20,000 shares of common stock at an exercise price of $20.54 were issued under the 1998 Plan. In 2003, no options for shares of common stock were exercised or forfeited. As of December 31, 2003, options for 327,252 shares of common stock were available for grant under the 1998 Plan. As of December 31, 2003, Donald J. Carter, Jr., Michael D. Lohner, Kenneth J. Cichocki, Mary-Knight Tyler and Eugenia B. Price held options to purchase 338,481, 50,000, 24,916, 5,000 and 9,376 shares of common stock, respectively. These options were granted on substantially similar terms, and vest over a five-year period, subject to accelerated vesting in full upon a Change of Control (as defined in “Purchase Option,” below) or, in respect of any such holder, upon such holder’s termination of employment without cause.

      Although the Committee has full discretion to determine the terms of any option, it is expected that options will generally vest or become exercisable in equal annual installments over a five-year period from the date of the grant. All installments that become exercisable will be cumulative and may be exercised at any time after they become exercisable until the expiration of the option period. Both incentive stock options and nonqualified stock options may be granted under the 1998 Plan. Incentive stock options and, unless otherwise specified in the applicable stock option agreements, nonqualified stock options may not be transferred other than by will or by the laws of descent and distribution. The Committee shall have the right, but not the obligation, to accelerate the vesting of any option upon the occurrence of, or the entering into an agreement providing for, a Change of Control.

      Unless terminated sooner in accordance with its terms, the 1998 Plan will terminate on April 11, 2008, and no options may be granted under the 1998 Plan thereafter. The Committee may amend, modify, suspend or terminate the 1998 Plan without the shareholders’ approval, except that, without shareholder approval, the Committee will not have the power or authority to increase the number of shares of common stock that may be issued pursuant to the exercise of options under the 1998 Plan, decrease the minimum exercise price of any incentive stock options or modify the requirements relating to eligibility with respect to incentive options. The

Committee may, however, make appropriate adjustments in the number and/or kind of shares and/or interests subject to an option and the per share price or value thereof to reflect any merger, consolidation, combination, liquidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares or other like change in capital structure of the Company.

2002 Stock Option Plan for Key Employees

      The employees eligible for options under the 2002 Stock Option Plan for Key Employees (the “2002 Plan”) are those employees who are identified by the Committee as having a direct and significant effect on the performance of the Company or any related entity. A total of 6,000,000 shares of common stock are available for grant under the 2002 Plan with a limitation of no more than 2,000,000 shares allowed to be issued to a single person. Generally, the option period (i.e., the term under which an option is exercisable) may not be more than ten years from the date the option is granted. The Committee will determine, at its discretion, the key employees who will receive grants, the number of shares subject to each option granted, the exercise price and the option period and will administer and interpret the 2002 Plan.

      As of December 31, 2003, options for 3,700,000 shares of common stock at an exercise price of $19.42 had been granted under the 2002 Plan. In 2003, options for 100,000 shares of common stock were forfeited and no options for shares of common stock were exercised. As of December 31, 2003, options for 2,400,000 shares of common stock were available for grant under the 2002 Plan. As of December 31, 2003, Michael D. Lohner, Kenneth J. Cichocki, Mary-Knight Tyler and Eugenia B. Price held options to purchase 1,000,000, 600,000, 180,000 and 500,000 shares of common stock, respectively. These options were granted on substantially similar terms, and vest over a five-year period, if certain equity value targets are met or upon a Change of Control if certain Change of Control equity values are met (as defined in “Purchase Option,” below).

      Although the Committee has full discretion to determine the terms of any option, it is expected that options will generally vest or become exercisable in equal annual installments over a five-year period from the date of the grant, subject to the equity value targets being met for such annual periods. All installments that become exercisable will be cumulative and may be exercised at any time after they become exercisable until the expiration of the option period. Both incentive stock options and nonqualified stock options may be granted under the 2002 Plan. Incentive stock options and, unless otherwise specified in the applicable stock option agreements, nonqualified stock options may not be transferred other than by will or by the laws of descent and distribution. The Committee shall have the right, but not the obligation, to accelerate the vesting of any option upon the occurrence of, or the entering into an agreement providing for, a Change of Control.

      Unless terminated sooner in accordance with its terms, the 2002 Plan will terminate on August 14, 2012, and no options may be granted under the 2002 Plan thereafter. The Committee may amend, modify, suspend or terminate the 2002 Plan without the shareholders’ approval, except that, without shareholder approval, the Committee will not have the power or authority to increase the number of shares of common stock that may be issued pursuant to the exercise of options under the 2002 Plan, decrease the minimum exercise price of any incentive stock options or modify the requirements relating to eligibility with respect to incentive options or increase the term of the 2002 Plan. The Committee may, however, make appropriate adjustments in the number and/or kind of shares and/or interests subject to an option and the per share price or value thereof to reflect any merger, consolidation, combination, liquidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares or other like change in capital structure of the Company.

Purchase Option

      Until such time as the Company has consummated an underwritten public offering with the result that the ownership of the then outstanding shares of common stock held by the Hicks Muse Shareholders (as defined below) is less than 10% of the fully-diluted common stock of the Company, the Company shall have the right, but not the obligation, to purchase an optionee’s options under the 1998 Plan or the 2002 Plan or any shares of common stock acquired pursuant to the exercise of his or her options in the event of an optionee’s termination of employment or the occurrence of a Change of Control. “Change of Control” shall mean, generally, (a) any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company to an unaffiliated person or entity, (b) a majority of the Board shall consist of individuals other than those nominated by the majority of the Directors then serving on the Board or affiliates of the Hicks Muse Shareholders or (c) the acquisition by any person other than one or more of the Hicks Muse Shareholders of the power to vote or direct the voting of more than 50% of the ordinary voting power for the election of directors of the Company. If the Company exercises its right to purchase any optionee’s options or shares of common stock, the purchase price shall be equal to the fair market value (as defined in the 1998 Plan or the 2002 Plan).

Stock Option Trust

      Effective on June 4, 1998, the Company adopted the Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Unit Directors, Branch Directors, and certain other independent contractors (the “1998 Independent Contractor Plan”). This Plan was put in place in order to afford certain Unit Directors, Branch Directors and other independent contractors an opportunity to acquire a proprietary interest in the Company. Options for a total of 338,481 shares of common stock were available for grant under the 1998 Independent Contractor Plan. As of December 31, 2003, options for 275,338 shares of common stock at an exercise price of $18.05451, and options for 61,074 shares of common stock at an exercise price of $21.33 had been granted to a trustee (the “Trust Options”), to be held in trust (the “Stock Option Trust”) for the benefit of such Unit Directors, Branch Directors and other independent contractors. As of December 31, 2003, options for 2,069 shares of common stock were available for grant under the Stock Option Trust. Under the terms of the Stock Option Trust, the Trust Options vest in five equal annual installments from the date of grant or, if earlier, upon the consummation of an underwritten initial public offering of common stock satisfying certain requirements. The Trust Options expire on the tenth anniversary of the date of grant. The Trust Options are not exercisable until the first to occur of the 90th day following the consummation of an underwritten initial public offering of common stock satisfying certain requirements and the eighth anniversary of the consummation of the recapitalization of the Company in June, 1998. At such time as the Trust Options become exercisable, the trust created under the Stock Option Trust will be liquidated and the Trust Options will be distributed to the respective beneficiaries. Under certain circumstances, the Company shall have the right to purchase the Trust Options, or the shares of common stock issuable upon exercise thereof, for the difference between the fair market value of the common stock underlying such Trust Options and the option exercise price thereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      For information regarding securities authorized for issuance under equity compensation plans, see Item 5 of this Form 10-K.

      The following table sets forth as of March 22, 2004, certain information regarding the beneficial ownership of the common stock by (i) each person who owns beneficially more than 5% of the issued and outstanding shares of common stock, (ii) each Director of the Company, (iii) each Named Executive Officer and (iv) all Directors and Executive Officers of the Company as a group. The Company believes that each such holder has sole voting and dispositive power over the shares of common stock held, except as otherwise indicated.

	Beneficial Ownership of
	Common Stock

	Amount and
	Nature of
	Beneficial		Percentage
	Ownership		of Class

5% Shareholders
Christina L. Carter Urschel	992,106		6.4%
1649 Frankford Road, W
Carrollton, Texas 75007
Donald J. Carter	942,151	(1)	6.2%
4757 Frank Luke Road
Addison, Texas 75001
Hicks Muse Shareholders	16,579,016		76.4%
c/o Hicks, Muse, Tate & Furst Incorporated
100 Crescent Court, Suite 1600
Dallas, Texas 75201
Directors and Named Executive Officers
Donald J. Carter, Jr.	653,984	(3)	4.3%
Barbara J. Hammond	258,570	(4)	1.7%
Christina L. Carter Urschel	992,106	(5)	6.4%
Thomas O. Hicks	16,579,016	(2)	76.4%
Michael D. Lohner	230,000	(6)	1.5%
Kenneth J. Cichocki	136,825	(7)	*
Eugenia B. Price	107,501	(8)	*
Mary-Knight Tyler	26,000	(9)	*
Jack D. Furst	—	(10)	—
Joe Colonnetta	—		—
Robert H. Dedman, Jr.	11,224	(11)	*
Gretchen M. Williams	7,815	(12)	*
Sheldon I. Stein	7,815	(13)	*
All directors and executive officers as a group (13 persons)	19,010,856		82.8%

*	less than 1%.

(1)	Includes 33,996 shares held by Linda J. Carter, Donald J. Carter’s wife. Donald J. Carter disclaims beneficial ownership of all shares held by Linda J. Carter.

(2)	Consists of (i) 9,779,081 shares of common stock owned of record by HI Equity Partners, L.P. (“HIEP”), a limited partnership whose sole general partner is TOH Home Interiors LLC (“Home Interiors LLC”), (ii) 55,388 shares of common stock owned of record by HM/ SS Investment Partners, L.P., (“HMIP”), a limited partnership whose sole general partner is Home Interiors LLC and (iii) 276,967 shares of common stock owned of record by HM/ BST Investment Partners, L.P. (“HM BST”), a limited partnership whose sole general partner is Home Interiors LLC. In addition, the amounts shown also include an aggregate of 6,467,580 shares of common stock issuable upon conversion of (a) 50,900 shares of Senior Preferred Stock (including shares of common stock issuable in respect of accrued and unpaid dividends through December 31, 2003 on such shares of Senior Preferred Stock) beneficially owned by HI Cayman, L.P. (“Cayman LP”), a Cayman Islands exempted limited partnership whose sole general partner is HI Cayman GP, Ltd. (“Cayman GP”), and (b) 45,158.98 shares of Senior Preferred Stock (including shares of common stock issuable in respect of accrued and unpaid dividends through December 31, 2003 on such shares of Senior Preferred Stock) beneficially owned by HI Senior Debt Partners, L.P. (“Debt LP”), a Texas limited partnership whose sole general partner is HI Senior Debt Partners GP, LLC (“Debt GP”). Each share of Senior Preferred Stock is convertible into 51.49330587 shares of common stock (subject to adjustment, the “Conversion Price”), and all accrued and unpaid dividends on the Senior Preferred Stock as of the date of conversion are convertible into a number of shares of common stock equal to the amount of such accrued and unpaid dividends divided by the Conversion Price, in each case at any time at the holder’s election, subject to the satisfaction or waiver of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. As disclosed above, it is anticipated that a portion of the proceeds of the Company’s contemplated refinancing transaction will be used to repurchase all of the outstanding shares of Senior Preferred Stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Thomas O. Hicks is the sole member or sole stockholder, as applicable, and director of Home Interiors LLC, Cayman GP and Debt GP and, accordingly, may be deemed to be the beneficial owner of common stock held by HIEP, HMIP, HM BST, Cayman LP and Debt LP, (collectively, the “Hicks Muse Shareholders”). In addition, Mr. Hicks is an indirect minority limited partner in HIEP. Mr. Hicks disclaims beneficial ownership of common stock owned of record by the Hicks Muse Shareholders.

(3)	Includes 235 shares held by Penni W. Carter, Donald J. Carter, Jr.’s wife, and a total of 422 shares held by Donald J. Carter, Jr. as custodian for his three children. Donald J. Carter, Jr. disclaims beneficial ownership of all shares held by Penni W. Carter. Also includes, 45,905 shares held in the name of DMC Non-Exempt Partnership, LTD and 9,522 shares held in the name of DMC Exempt Partnership, LTD. Donald J. Carter, Jr. is one of four Directors of David and Mary Crowley Corporation, a Texas corporation that is the sole general partner of the DMC Non-Exempt Partnership, LTD and the DMC Exempt Partnership, LTD. Therefore Mr. Carter may be deemed to share voting and dispositive power with the other Directors. Donald J. Carter, Jr. disclaims beneficial ownership of all shares held in the name of the DMC Non-Exempt Partnership, LTD and the DMC Exempt Partnership, LTD.

(4)	Consists of 258,570 shares held in the name of Barbara J. Hammond and Howard L. Hammond, Trustees of the Hammond Family Trust.

(5)	Includes 174 shares held by Harold Clifton Urschel, III, Christina L. Carter Urschel’s husband, and 124 shares held by Christina L. Carter Urschel as custodian for her child. Christina L. Carter Urschel disclaims beneficial ownership of all shares held by Harold Clifton Urschel, III. Also includes, 45,905 shares held in the name of DMC Non-Exempt Partnership, LTD and 9,522 shares held in the name of DMC Exempt Partnership, LTD. Christina L. Carter Urschel is one of four Directors of David and Mary Crowley Corporation, a Texas corporation that is the sole general partner of the DMC Non-Exempt Partnership, LTD and the DMC Exempt Partnership, LTD. Therefore Ms. Urschel may be deemed to share voting and dispositive power with the other Directors. Christina L. Carter Urschel disclaims beneficial ownership of all shares held in the name of the DMC Non-Exempt Partnership, LTD and the DMC Exempt Partnership, LTD. Also includes 338,481 shares of common stock subject to presently exercisable options.

(6)	Includes 230,000 shares of common stock subject to presently exercisable options.

(7)	Includes 136,825 shares of common stock subject to presently exercisable options.

(8)	Includes 107,501 shares of common stock subject to presently exercisable options.

(9)	Includes 26,000 shares of common stock subject to presently exercisable options.

(10)	Mr. Furst holds indirect minority limited partnership interests in HIEP. Mr. Furst disclaims beneficial ownership of common stock owned of record by HIEP.

(11)	Includes 6,536 shares of common stock subject to presently exercisable options.

(12)	Includes 5,045 shares of common stock subject to presently exercisable options.

(13)	Consists of 7,815 shares of common stock subject to presently exercisable options. Mr. Stein also holds a limited partnership interest in HMIP. Mr. Stein disclaims beneficial ownership of common stock owned of record by HMIP.

The Shareholders’ Agreement

      The Shareholders Agreement provides that the Board will consist of eleven members, including six directors designated by Hicks Muse, three directors designated by the Carter Designees and two independent directors mutually designated by the Carter Designees and Hicks Muse. As of the date hereof, the Board consists of nine members. The number of directors to be designated by Hicks Muse and the Carter Designees is subject to adjustment based upon the ownership of common stock by the Hicks Muse Shareholders and the Carter Shareholders. See “Item 10. Directors and Executive Officers of the Registrant.”

      The Shareholders Agreement also includes the Company’s grant of certain registration rights to the Hicks Muse Shareholders and the Carter Shareholders, pursuant to which they may require, subject to certain restrictions, in the event the Company effects an underwritten initial public offering of common stock for gross proceeds of in excess of $25.0 million under the Securities Act, subject to certain restrictions, the Company to register under the Securities Act the shares of common stock owned by them. In addition, if the Company proposes to register any of its securities under the Securities Act, the Hicks Muse Shareholders and the Carter Shareholders shall have the right, subject to certain restrictions, to include in such registration their shares of common stock.

      If any Hicks Muse Shareholders desire to transfer shares of common stock representing more than 20% of the shares of common stock then held by the Hicks Muse Shareholders, the Hicks Muse Shareholders must, subject to certain restrictions, offer the Carter Shareholders the opportunity to include in the proposed sale their proportionate share of the Carter Shareholders’ common stock. In addition, if through multiple sales of less than 20% of the shares of common stock then held by the Hicks Muse Shareholders, the Hicks Muse Shareholders desire to sell shares that, when aggregated with such prior sales, would result in the Hicks Muse Shareholders holding less than 50% of the shares of common stock held by them immediately after consummation of the Company’s 1998 recapitalization, the Carter Shareholders will have the right to sell shares of their common stock in an amount equal to the same percentage of the shares they owned immediately after consummation of the Company’s 1998 recapitalization as the percentage, in the aggregate, previously sold by the Hicks Muse Shareholders.

Item 13.	Certain Relationships and Related Transactions

      Set forth below is a description of transactions entered into between the Company and certain of its shareholders or affiliates during 2003.

Executive Employment Agreement with Donald J. Carter

      In connection with the Company’s 1998 recapitalization, the Company entered into an Executive Employment Agreement with Donald J. Carter, a shareholder who beneficially owns 6.2% of the outstanding common stock of the Company. Under the terms of his Executive Employment Agreement, Donald J. Carter will remain with the Company as Chairman Emeritus but will not work full-time. Donald J. Carter’s Executive Employment Agreement provides for an employment term of five years and annual compensation of $200,000, plus reimbursement for certain business-related aviation expenses, and the use of a Company-owned vehicle. Donald J. Carter’s Executive Employment Agreement generally requires the Company to pay Mr. Carter’s salary throughout the five-year term unless Mr. Carter voluntarily terminates his employment during such term. Donald J. Carter has agreed, pursuant to his Executive Employment Agreement, not to compete with the Company during his employment and for three years thereafter (or, if earlier, until such time as one of Mr. Carter’s direct lineal descendants is no longer the Chief Executive Officer of the Company). The existing agreement with Mr. Carter expired in accordance with its terms, but the Company has continued to compensate Mr. Carter since that time on the same terms and conditions pursuant to an oral arrangement. In 2003, the Company paid Mr. Carter approximately $200,000 pursuant to the terms and conditions of his Executive Employment Agreement. Mr. Carter is the father of Donald J. Carter Jr. and Christina L. Carter Urschel.

Pocketful of Hope Charities

      Donald J. Carter, Jr., Michael D. Lohner, Christina Carter Urschel and Leonard Robertson, Chief Administrative Officer of the Company, are officers of Pocketful of Hope Charities, a not-for-profit charity organization. The Company contributed approximately $966,000 to the organization in 2003.

Certain Other Transactions

      During 2003, the Company engaged Element Visual Communications (Element) to develop a product branding strategy. The engagement covered the launch of the Domistyle branding strategy and the Company paid $116,300 for the services rendered. The owner of Element is the sister-in-law of Michael D. Lohner, President and Chief Operating Officer of the Company during 2003.

      In connection with the Company’s 1998 recapitalization, the Company entered into an agreement (the “Monitoring and Oversight Agreement”) with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of Hicks Muse. The Monitoring and Oversight Agreement makes available to the Company and its management on an ongoing basis the resources of Hicks Muse Partners concerning a wide variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. Pursuant to the Monitoring and Oversight Agreement, the Company will pay Hicks Muse Partners a fee, payable quarterly, for monitoring and oversight services to be provided to the Company. The fee will be adjusted, but not below $1.0 million on January 1 of each calendar year to an amount equal to 1.0% of the consolidated annual budgeted earnings of the Company before interest, taxes, depreciation and amortization, but in no event shall such fee exceed $1.5 million annually. The Company paid Hicks Muse Partners approximately $1.2 million for monitoring and oversight services and reimbursement of general expenses in 2003.

      If the Board requests financial advisory services from Hicks Muse Partners from time to time after the Company’s 1998 recapitalization, Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the “transaction value” (as defined in the Financial Advisory Agreement) for each “subsequent transaction” (as defined in the Financial Advisory Agreement) in which the Company is involved. Each of the Monitoring and Oversight Agreement and the Financial Advisory Agreement terminates upon the earlier to occur of (a) the tenth anniversary of its execution, (b) at any time prior to an underwritten initial public offering of common stock pursuant to the Securities Act that meets certain requirements, if Hicks Muse and its affiliates do not beneficially own at least 25% of the then outstanding shares of common stock and Hicks Muse has not designated at least one member of the Board or (c) at any time after such an underwritten initial public offering of common stock, if Hicks Muse and its affiliates do not beneficially own at least 10% of the then outstanding shares of common stock and Hicks Muse has not designated at least one member of the Board. Pursuant to the Financial Advisory Agreement, in 2003 the Company paid approximately $1.4 million to Hicks Muse for financial advisory services rendered by Hicks Muse in connection with the debt restructures.

PART IV

Item 14.     Principal Accountant Fees and Services

      Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLC for the years ended December 31, 2003 and 2002 for the audit of our financial statements for the years then ended were $394,300 and $353,700, respectively.

      Audit-Related Fees. The aggregate fees billed for audit-related services rendered by PricewaterhouseCoopers LLC for the years ended December 31, 2003 and 2002 for accounting treatment research were $55,200 and $52,000, respectively.

      Tax Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLC for the years ended December 31, 2003 and 2002 for tax compliance, tax advice and tax planning were $89,700 and $87,800, respectively.

      All Other Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLC for the years ended December 31, 2003 and 2002 for services other than those described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were $142,800 and $979,200, respectively.

      The Audit Committee’s charter provides that the Audit Committee shall approve the following:

•	the independent auditing firm, which firm is ultimately accountable to the Audit Committee

•	pre-approve all auditing and non-auditing services to be performed by the Company’s independent auditor

•	approve the fees to be paid to the Company’s independent auditor, as well as any other advisors employed by the committee.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements

      (1) and (2) Financial Statements and Schedules

See “Index to Consolidated Financial Statements and Schedules” on page F-1.

      (3) Exhibits

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, dated April 13, 1998, merging Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
2.2	—	Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
3.1	—	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
3.2	—	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
4.1	—	Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust Company of New York (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
4.2	—	First Supplemental Indenture dated as of July 3, 2000 among Home Interiors & Gifts, Inc., Laredo Candle Company, L.L.P. and United States Trust Company of New York (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
4.3	—	Second Supplemental Indenture dated as of December 31, 2002 among Home Interiors & Gifts, Inc. , Brenda Buell & Associates, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States Trust Company of New York, as Successor Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
4.4	—	Third Supplemental Indenture dated as of March 14, 2003 among Home Interiors & Gifts, Inc., EM Boehm, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States Trust Company of New York, as Successor Trustee (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on May 12, 2003).
10.1	—	Credit Agreement, dated as of June 4, 1998, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).

Exhibit
Number			Description

10	.1.1	—	First Amendment to Credit Agreement, dated as of December 18, 1998, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).
10	.1.2	—	Second Amendment to Credit Agreement, dated as of March 12, 1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1.2 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).
10	.1.3	—	Third Amendment to Credit Agreement, dated as of November 19, 1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1.3 of the Company’s Annual Report on Form 10-K, No. 333-65201, filed March 14, 2000).
10	.1.4	—	Fourth Amendment to Credit Agreement dated as of July 26, 2000, but effective as of July 3, 2000, among the Company, the various lenders that are parties thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank PLC, as documentation agent, The Prudential Insurance Company of America, Societe Generale, and Citicorp USA, Inc., as co-agents, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed August 14, 2000).
10	.1.5	—	Fifth Amendment to Credit Agreement dated as of March 30, 2001, among the Company, the various lenders that are parties thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc. as a co-agent and Bank of America, N.A., formerly known as NationsBank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1.5 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10	.1.6	—	Amended and Restated Credit Agreement dated as of June 30, 2001, by and among the Company, Bank of America, N.A., The Chase Manhattan Bank, Citicorp USA, Inc., Societe General and the lenders named thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed August 9, 2001).
10	.1.7	—	First Amendment to the Amended and Restated Credit Agreement dated as of June 30, 2001 by and among the Company, Bank of America N.A., The Chase Manhattan Bank, Citicorp USA, Inc., Societe General and the lenders named thereto (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on August 1, 2002).
10.2		—	Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10	.2.1	—	First Amendment to Financial Advisory Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).

Exhibit
Number			Description

10.3		—	Monitoring and Oversight Agreement, dated June 4, 1998 between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10	.3.1	—	First Amendment to Monitoring and Oversight Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.4		—	Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key Employees, dated June 4, 1998 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).
10.5		—	Executive Employment Agreement, dated June 4, 1998, between the Company and Donald J. Carter (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.6		—	Amendment to Executive Employment Agreement, dated December 13, 2000, between Barbara J. Hammond and the Company (incorporated by reference to Exhibit 10.29.3 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed April 4, 2001).
10.7		—	Executive Employment Agreement, dated June 4, 1998, between the Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10	.7.1	—	Second Amended and Restated Employment Agreement, dated December 36, 2001 between Christina L. Carter Urschel and the Company. (incorporated by reference to Exhibit 10.7.1 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed March 26, 2002.)
10.8		—	Home Interiors & Gifts, Inc., 1998 Stock Option Plan for Unit Directors, Branch Directors and Certain Other Independent Contractors (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.9		—	Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated June 4, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.10		—	Agreement, dated February 26, 1997, by and between the Company and Distribution Architects International, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.11		—	ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.12		—	Shareholders Agreement, as of June 4, 1998 between the Company, Adkins Family Partnership, LTD., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, LTD., Donald J. Carter, Jr., Linda J. Carter, Ronald Lee Carter, Donald J. Carter, William J. Hendrix, as Independent Special Trustee of the Carter 1997 Charitable Remainder Unit Trust, Howard L. Hammond and Barbara J. Hammond, Trustees of the Hammond Family Trust and Christina Carter Urschel (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.13		—	Consulting Services Agreement dated as of June 3, 1999, between the Company and Tompkins Associates Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 13, 1999).
10	.13.1	—	First Amendment to Consulting Services Agreement dated September 2000, between the Company and Tompkins Associates Incorporated. (incorporated by reference to Exhibit 10.16.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).

Exhibit
Number			Description

10.14		—	Granite Tower at the Centre Office Lease dated August 17, 1999, between 520 Partners, Ltd. and the Company (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2000).
10.15		—	Amended and Restated Employment Agreement, dated November 10, 2000, between Kenneth J. Cichocki and the Company. (incorporated by reference to Exhibit 10.27.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10	.15.1	—	Second Amended and Restated Employment Agreement, dated November 1, 2001, between Kenneth J. Cichocki and the Company. (incorporated by reference to Exhibit 10.15.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 26, 2002.)
10	.15.2	—	Amendment to Second Amended and Restated Employment Agreement between Kenneth J. Cichocki and the Company, entered into as of November 15, 2002 and effective as of November 1, 2002 (incorporated by reference to Exhibit 10.15.2 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.16		—	Employment Agreement, dated May 24, 2000, between Michael D. Lohner and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10	.16.1	—	Amended and Restated Employment Agreement, dated December 31, 2000, between Michael D. Lohner and the Company. (incorporated by reference to Exhibit 10.28.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10	.16.2	—	Second Amended and Restated Employment Agreement, dated July 30, 2001, between Michael D. Lohner and the Company. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed on November 9, 2001.)
10.17		—	Lease Schedule No. 1000101377, dated May 5, 2000, between the Company and Banc One Leasing Corporation. (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed on March 14, 2000.)
10.18		—	Vectrix Customer Agreement, dated July 21, 2000, executed by Vectrix Business Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on November 10, 2000).
10.19		—	Industrial Lease dated August 10, 2000 between Parker Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for building and facilities located in Coppell, Texas) (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.20		—	Master Lease Agreement dated as of December 30, 1999 between Bank One Leasing Corporation and Home Interiors & Gifts, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.21		—	Employment Agreement, dated November 1, 2001, between Nora Serrano and the Company. (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 26, 2002.)
10	.21.1	—	Amendment to Employment Agreement between the Company and Nora Serrano, entered into as of December 12, 2002 and effective as of November 1, 2002 (incorporated by reference to Exhibit 10.21.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10	.21.2	—	Separation Agreement and Release between the Company and Nora I. Serrano, entered into and effective as of August 15, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021, filed November 6, 2003.
10.22		—	Commercial lease dated May 21, 2002, between H.T. Ardinger & Son, co. and the Company (for building and facilities located in Carrollton, Texas). (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021, filed August 13, 2002.)

Exhibit
Number			Description

10.23		—	Lease Agreement dated April 10, 2002, between GSG, S.A. de S.V. and Home Interiors de Mexico S. de R.L. de C.V. (for building and facilities located in San Nicolas de Los Garza, Mexico.) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002.)
10.24		—	Consulting Agreement dated July 15, 2002, between PWC Consulting and the Company. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002.)
10.25		—	Multi-Tenant Industrial Net Lease dated July 29, 2002, between CalWest Industrial Holdings Texas, L.P. and the Company. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002.)
10.26		—	Home Interiors & Gifts, Inc. 2002 Stock Option Plan for Key Employees dated August 14, 2002. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002.)
10.27		—	Home Interiors & Gifts, Inc. 2002 Form of Tier 1 Option Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002.)
10.28		—	Home Interiors & Gifts, Inc. 2002 Form of Tier 2 Option Agreement. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002.)
10.29		—	Industrial real estate lease dated September 13, 2002 between Argent Frankford, L.P. and the Company. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002.)
10.30		—	Commercial lease dated August 15, 2002 between H.T. Ardinger & Son, co. and the Company (for building and facilities located in Carrollton, Texas.) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002.)
10.31		—	Employment Agreement, dated January 1, 2003, between Eugenia Price and the Company. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, No. 333- 62021, filed March 14, 2003).
10.32		—	Stock Purchase Agreement dated December 31, 2002 among Brenda Buell & Associates, Inc., Brenda Buell, and the Company. (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.33		—	Asset Purchase Agreement dated January 25, 2003 among Tempus Corporation, S.A. de C.V., Miguel Angel Pachur Salgado, Oscar Guadalupe de Leon Ulloa and HI Metals, S.A. de C.V. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.34		—	Intangible Asset Purchase Agreement dated January 25, 2003 between Miguel Angel Pachur Salgado and Oscar Guadalupe de Leon Ulloa and the Company. (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.35		—	Asset Purchase Agreement dated January 24, 2003 among Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., Industrias Tromex Corporation, S.A. de C.V., and HI Ceramics, S.A. de C.V. (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.36			Asset Purchase Agreement dated March 5, 2003 among Edward Marshall Boehm, Inc., Douglas Lorie, Inc., Helen F. Boehm and EM Boehm, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-6201, filed on May 12, 2003).
10	.37*	—	Employment and Non-Competition Agreement between the Company’s subsidiary, Domistyle, Inc., and Charles L. Elsey, effective as of September 9, 2003.
14	.1*	—	Home Interiors & Gifts, Inc. Code of Ethics for Senior Financial Management.
21	.1*	—	Subsidiaries of the Company.

Exhibit
Number			Description

31	.1*	—	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	—	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

      (b) Reports on Form 8-K:

On June 9, 2003 the Company filed a current report on Form 8-K with respect to entering into a strategic alliance with Meredith Corporation.

On November 7, 2003 the Company filed a current report on Form 8-K with respect to the announcement that Donald J. Carter, Jr., “Joey Carter”, Chief Executive Officer and Chairman of the Board of Directors of the Company would be retiring as Chief Executive officer as on December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.

By:	/s/ MICHAEL D. LOHNER

Michael D. Lohner
President and Chief Executive Officer

Date: March 22, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD J. CARTER, JR. Donald J. Carter, Jr.	Chairman of the Board	March 22, 2004

/s/ BARBARA J. HAMMOND Barbara J. Hammond	Director and Vice Chairman	March 22, 2004

/s/ CHRISTINA L. CARTER URSCHEL Christina L. Carter Urschel	Director and Vice Chairman	March 22, 2004

/s/ MICHAEL D. LOHNER Michael D. Lohner	President and Chief Executive Officer	March 22, 2004

/s/ KENNETH J. CICHOCKI Kenneth J. Cichocki	Sr. Vice-President of Finance, Chief Financial Officer, and Secretary (principal financial and accounting officer)	March 22, 2004

/s/ THOMAS O. HICKS Thomas O. Hicks	Director	March 22, 2004

/s/ JACK D. FURST Jack D. Furst	Director	March 22, 2004

/s/ JOE COLONNETTA Joe Colonnetta	Director	March 22, 2004

/s/ SHELDON I. STEIN Sheldon I. Stein	Director	March 22, 2004

/s/ GRETCHEN M. WILLIAMS Gretchen M. Williams	Director	March 22, 2004

/s/ ROBERT H. DEDMAN, JR. Robert H. Dedman, Jr.	Director	March 22, 2004

Supplemental Information to Be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants, Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

      No annual report or proxy material has been or will be sent to security holders of the Registrant.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of Home Interiors & Gifts, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of Home Interiors & Gifts, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

March 8, 2004

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2003

	2002	2003

	(In thousands, except
	share information)
ASSETS
Current assets:
Cash	$68,111	$36,636
Accounts receivable, net	13,581	22,027
Inventories, net	55,209	73,135
Deferred income tax asset	8,399	6,006
Other current assets	2,997	3,444

Total current assets	148,297	141,248
Property, plant and equipment, net	69,482	75,191
Debt issuance costs, net	5,067	3,956
Goodwill	11,126	14,519
Other assets, net	621	1,009

Total assets	$234,593	$235,923

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$32,844	$30,757
Accrued seminars and incentive awards	22,435	15,592
Royalties payable to displayers	13,327	8,109
Accrued compensation	6,440	4,796
Current maturity of related party note payable	663	675
Current maturities of long-term debt and capital lease obligations	21,017	10,099
Other current liabilities	19,254	23,147

Total current liabilities	115,980	93,175
Long-term related party note payable, net of current maturity	1,362	687
Long-term debt and capital lease obligations, net of current maturities	321,874	311,777
Deferred income tax liability	3,354	2,586
Other liabilities	19,724	19,080

Total liabilities	462,294	427,305

Commitments and contingencies (Note 16) Shareholders’ deficit:
Preferred stock, par value $0.01 per share 10,000,000 shares authorized 96,058.98 shares designated as cumulative 12.5% Senior Convertible Preferred Stock at a liquidation value of $1,000 per share, 96,058.98 shares issued and outstanding	94,196	94,196
Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and outstanding	1,524	1,524
Additional paid-in capital	180,829	185,036
Accumulated deficit	(503,731)	(471,370)
Accumulated other comprehensive loss	(519)	(768)

Total shareholders’ deficit	(227,701)	(191,382)

Total liabilities and shareholders’ deficit	$234,593	$235,923

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

	(In thousands)
Net sales	$461,689	$574,499	$617,444
Cost of goods sold	200,889	251,748	288,233

Gross profit	260,800	322,751	329,211

Selling, general and administrative:
Selling	86,461	105,117	103,500
Freight, warehouse and distribution	50,599	66,597	77,763
General and administrative	56,146	58,168	66,048
Loss (gain) on disposition of assets	495	(361)	108
Stock option expense (credit)	(62)	1,267	4,207
Redundant warehouse and distribution	1,197	—	—
Loss on debt restructure	2,437	7,188	—

Total selling, general and administrative	197,273	237,976	251,626

Operating income	63,527	84,775	77,585

Other income (expense):
Interest income	1,017	472	359
Interest expense	(38,476)	(27,497)	(27,506)
Other income (expense), net	925	(1,439)	(1,129)

Other income (expense), net	(36,534)	(28,464)	(28,276)

Income before income taxes	26,993	56,311	49,309
Income tax provision	23,433	20,663	16,948

Net income	3,560	35,648	32,361
Other comprehensive loss:
Cumulative translation adjustment	37	162	249

Comprehensive income	$3,523	$35,486	$32,112

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2001, 2002 and 2003

					Additional
	Preferred	Preferred	Common	Common	Paid-In	Accumulated
	Shares	Stock	Shares	Stock	Capital	Deficit	Other	Total

	(In thousands, except share information)
Balance, December 31, 2000	—	$—	15,240,218	$1,524	$179,624	$(542,939)	$(320)	$(362,111)
Net income						3,560		3,560
Issuance of preferred stock	96,058.98	95,637						95,637
Cumulative translation adjustment							(37)	(37)
Unrealized gains on derivative swaps at adoption of SFAS No. 133							456	456
Amortization to earnings of unrealized gain on derivative swap							(456)	(456)
Stock option credit					(62)			(62)

Balance, December 31, 2001	96,058.98	95,637	15,240,218	1,524	179,562	(539,379)	(357)	(263,013)
Net income						35,648		35,648
Preferred stock issuance costs		(1,441)						(1,441)
Cumulative translation adjustment							(162)	(162)
Stock option expense					1,267			1,267

Balance, December 31, 2002	96,058.98	94,196	15,240,218	1,524	180,829	(503,731)	(519)	(227,701)
Net income						32,361		32,361
Cumulative translation adjustment							(249)	(249)
Stock option expense					4,207			4,207

Balance, December 31, 2003	96,058.98	$94,196	15,240,218	$1,524	$185,036	$(471,370)	$(768)	$(191,382)

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net income	$3,560	$35,648	$32,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,762	11,715	15,663
Amortization of debt issuance costs and other	2,473	1,953	1,111
Provision for doubtful accounts	2,254	2,370	3,134
Provision for losses on inventories	2,803	6,720	(606)
Loss on debt restructure	2,437	7,188	—
Loss (gain) on disposition of assets	495	(361)	108
Stock option expense (credit)	(62)	1,267	4,207
Deferred tax expense (benefit)	12,194	(1,038)	1,846
Changes in assets and liabilities:
Accounts receivable	(4,349)	(3,290)	(11,971)
Inventories	(15,762)	(21,386)	(15,530)
Other current assets	1,059	(1,807)	(671)
Other assets	(205)	(103)	(403)
Accounts payable	8,086	469	934
Income taxes payable	1,510	(2,770)	2,934
Other current liabilities	14,040	7,648	(15,593)

Total adjustments	36,735	8,575	(14,837)

Net cash provided by operating activities	40,295	44,223	17,524

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,088)	(14,168)	(14,561)
Business acquisitions, net of cash acquired	—	(192)	(13,474)
Other	—	(10)	—
Proceeds from the sale of property, plant and equipment	250	574	597

Net cash used in investing activities	(14,838)	(13,796)	(27,438)

Cash flows from financing activities:
Book overdraft	3,535	460	918
Proceeds from borrowings under revolving loan facility	14,000	—	—
Payments under revolving loan facility	(44,000)	—	—
Payments of principal under capital lease obligations	(1,324)	(1,531)	(1,810)
Proceeds from issuance of preferred stock	231	—	—
Proceeds from borrowings under Senior Credit Facility	—	35,000	—
Payments of principal under Senior Credit Facility	(20,339)	(9,170)	(19,007)
Debt issuance costs	(1,574)	(4,160)	—
Payment of principal of other bank debt	—	—	(750)
Payment of principal of related party note payable	—	—	(663)
Preferred stock issuance costs	(422)	—	—

Net cash provided by (used in) financing activities	(49,893)	20,599	(21,312)

Effect of cumulative translation adjustment	(37)	(162)	(249)

Net increase (decrease) in cash	(24,473)	50,864	(31,475)
Cash at beginning of year	41,720	17,247	68,111

Cash at end of year	$17,247	$68,111	$36,636

Supplemental disclosures:
Cash payments during the year for:
Income taxes paid	$10,692	$25,048	$16,428
Interest paid	36,495	25,406	25,750
Non-cash investing and financing activities:
Debt converted into preferred stock	95,828	—	—
Converted Tranche A Loan to Tranche B Loan in connection with Debt Restructure	44,897	31,000	—
Execution of note payable for acquisition	—	2,025	—

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Background

      Home Interiors & Gifts, Inc. (the “Company”) is a fully-integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company’s products include, but are not limited to, framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, and tableware (the “Products”). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives (“Displayers”) who resell the Products primarily through the “party-plan” method of conducting in-home presentations (“Shows”) for potential customers. The Company has approximately 98,300 active Displayers located in the United States, Mexico, Canada and Puerto Rico.

      The Company has been located in Dallas, Texas since its inception in 1957. Currently the majority of the Company’s outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).

      The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. During 2003, approximately 45.0% of the dollar volume of Products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company’s subsidiaries. In addition to the Products sold to the Company for the direct selling channel, the subsidiaries have a growing presence in the wholesale supply market.

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

Financial Instruments

      The Company considers all liquid interest-bearing instruments with a maturity of three months or less when purchased to be cash equivalents. The Company includes in other current liabilities all book overdrafts. As of December 31, 2002 and 2003, the Company had book overdrafts totaling $4.0 million and $4.9 million, respectively. The Company maintains cash and cash equivalents at financial institutions in excess of federally insured limits. There were no cash equivalents at December 31, 2002 and 2003.

      The Company has historically used interest rate swap agreements to limit the effect of changes in interest rates on its variable rate long-term borrowings. Periodic amounts paid or received under the swap agreements are recorded as part of interest expense. The swaps have historically contained option provisions, which are separately valued and adjusted to market quarterly. Any resulting gain or loss is included in other income (expense). There were no outstanding interest rate swaps at December 31, 2002 and 2003.

      As a result of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), effective January 1, 2001, the Company transferred a liability balance of approximately $456,000 related to the deferred gain on the terminated swap portion of an interest rate swap to other comprehensive income. This balance was fully amortized into earnings as an adjustment to interest expense during 2001.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at the lower of cost (using the weighted average method that approximates FIFO) or market.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives. Major expenditures for property, plant, equipment, and those which substantially increase useful lives are capitalized. Direct costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is placed in service. Software training costs, data conversion costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in operating income.

Goodwill

      Effective January 1, 2002, the Company ceased amortizing goodwill as a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). An annual goodwill impairment test is performed during the fourth quarter of each year to determine if the estimated fair value of the reporting unit exceeds net carrying value, including the applicable goodwill. The estimated fair market value of each reporting unit is based upon management’s estimates of the present value of future cash flows. Any impairment losses are reflected in operating income. As of December 31, 2002 and 2003, no goodwill impairment losses have been recorded.

Self Insurance

      The Company is primarily self-insured for workers’ compensation. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported. These liabilities are not discounted.

Income Taxes

      The Company files its federal income tax return on a consolidated basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes, based upon enacted tax rates in effect for the periods the tax differences are expected to be settled or realized.

Revenue Recognition

      As a result of adopting Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), effective January 1, 2000, revenue from product sales is recognized upon receipt of shipment by Displayers. Revenue from the sale of manufactured products to the outside sales market is recognized when the products are picked up by the customer’s common carrier at the manufacturing plants. Provisions for discounts, returns, and other adjustments are provided for in the same period the related sales are recorded. Deferred revenue is recorded to the extent that shipments have not been received by Displayers by period end.

Shipping and Handling

      The Company absorbs the majority of the costs associated with shipping and handling; however, the Company does charge for shipping and handling when orders do not meet certain pre-set minimum order sizes. This revenue is immaterial and has been offset against the actual shipping and handling costs. The costs

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with shipping and handling reflected in freight, warehouse, and distribution expense in the consolidated statements of operations and comprehensive income were $30.4 million, $45.7 million, and $53.1 million for 2001, 2002, and 2003, respectively.

Foreign Currency Translation

      The balance sheet accounts of the Company’s foreign operations are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate for each period. Translation gains and losses are included in shareholders’ deficit. The total amount of transaction gains (losses) included in Other Income (Expense) totaled $115,000, ($338,000), and $(2.0) million for 2001, 2002, and 2003, respectively.

Reclassifications

      Certain reclassifications have been made to prior years’ balances to conform with current year presentation.

      In 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Previously the Company recognized a loss on a debt restructure as an extraordinary loss, net of related tax effect. On January 1, 2003, the Company adopted SFAS No. 145 and in accordance with SFAS No. 145, the Company reclassified the extraordinary loss, net of related tax effect, to income from operations and income tax expense. The effect of adopting SFAS No. 145 decreased operating income from previously reported amounts by $2.4 million, as of December 31, 2001, and $7.2 million, as of December 31, 2002, and income taxes increased by $12.8 million for 2001 and decreased by $2.7 million for 2002.

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair market value due to their short maturities. The carrying amounts of variable rate long-term debt also approximate fair market value as their interest rates are based on current interest rates. The Notes had a carrying value of $149.1 million as of December 31, 2002 and 2003. The Notes had a fair value of approximately $138.7 million as of December 31, 2002 and $150.8 million as of December 31, 2003 based upon quoted market prices.

Benefit Plans

Employee Benefit Plans

      The Company’s 401(k) plan covers all full-time employees who have at least six months of service and are age 18 or older. Beginning in 1999, the 401(k) plan generally allows employees to contribute up to 16% of their base salary in various investment alternatives and provides for Company matching contributions of up to 4%. The Company’s matching contributions totaled $803,000, $1.0 million, and $1.1 million in 2001, 2002, and 2003, respectively. Additionally, the Board may make discretionary contributions to the 401(k) plan at any time. The Board approved discretionary contributions of $1.5 million for 2001 and 2002, and $1.0 million for 2003.

Stock-Based Compensation Plans

      The Company has adopted three stock option plans. For Displayers and independent contractors, the Company has adopted the “Independent Contractor Stock Option Plan”. For key employees, the Company

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has adopted the “1998 Key Employee Stock Option Plan” and the “2002 Key Employee Stock Option Plan”. Key information regarding the Company’s stock-based compensation plans is summarized below.

Independent Contractor Stock Option Plan

      In connection with the Independent Contractor Stock Option Plan, the Company sponsors a trust (the “Stock Option Trust”) for the purpose of holding and distributing stock options granted. Under the Stock Option Trust, the Company is authorized to issue shares of common stock granted in the form of non-qualified stock options. These options may be granted to certain Displayers and other independent contractors (the “Non-Employees”). Options granted have a ten-year term, vesting ratably over five years and accelerated if an initial public offering were to occur. There are 338,481 shares of common stock available for grant under this plan. The Company accounts for options issued under the Independent Contractor Stock Option Plan and Stock Option Trust in accordance with Statement of Accounting Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing method with valuation assumptions for expected term, expected dividend yield, and risk-free interest rate. An expected volatility factor is also used in the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted for 2001 was $5.43. The Company granted no stock options to Non-Employees during 2002 and 2003. The exercise price ranged from $18.05 to $21.33 for the stock options outstanding as of December 31, 2003. Compensation expense (credit) recognized totaled ($62,000), $483,000, and $326,000 for 2001, 2002, and 2003, respectively.

1998 Key Employee Stock Option Plan

      The 1998 Key Employee Stock Option Plan authorizes the Company to issue shares of common stock grants in the form of incentive non-qualified stock options. According to the plan, these options may be granted to key executives and employees of the Company, including the officers of the Company and the Company’s subsidiaries. Options granted vest ratably over five years and have a ten-year term. Additionally, vesting may accelerate on the outstanding options upon a change in control, as defined by the agreement. There are 1,353,924 shares of common stock available for grant under this plan. The Company accounts for options issued under the 1998 Key Employee Stock Option Plan in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Compensation expense, for disclosure purposes only, is calculated in accordance with SFAS No. 123 based upon the Minimum Value option-pricing method, including assumptions for expected term, expected dividend yield, and risk-free interest rate. The weighted-average fair values of stock options granted in 2001, 2002, and 2003 were $2.62, $4.59, and $3.35, respectively. The exercise price ranged from $18.05 to $21.33 for the stock options outstanding as of December 31, 2003.

2002 Key Employee Stock Option Plan

      On August 14, 2002, the Company executed the 2002 Key Employee Stock Option Plan which allows for the issuance of incentive and non-incentive qualified options to key executives and employees of the Company, including officers and directors of the Company and the Company’s subsidiaries. There are 6,000,000 shares of common stock available for grant under this plan with a limitation of no more than 2,000,000 options allowed to be issued to a single person. There are two stock option grant types available under the plan. The first represents grants to key employees with vesting over a five-year period. The second represents performance-based options that vest 20% annually upon cumulative achievement of certain performance-based goals. The Company accounts for options issued under the plan in accordance with APB 25 using the Minimum Value option-pricing method including assumptions for expected term, expected dividend yield and risk-free interest rate. The Company issued only performance-based options under this plan during 2002 and 2003 and recognized compensation expense of $784,000 and $3.1 million, respectively. Additionally, vesting may be accelerated on the outstanding stock options upon a change of control, as defined by the agreement. The

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average fair values of stock options granted in 2002 and 2003 were $4.39 and $4.17, respectively. The exercise price was $19.42 for the stock options outstanding as of December 31, 2003.

      Key information related to the Company’s stock-based compensation plans is summarized below:

	Independent	Weighted	1998 Key	Weighted	2002 Key	Weighted
	Contractor	Average	Employee	Average	Employee	Average
	Stock Option	Exercise	Stock Option	Exercise	Stock Option	Exercise
	Plan	Price	Plan	Price	Plan	Price

Options outstanding as of December 31, 2000	311,397	$18.47	983,947	$18.16
Granted	8,290	$21.33	25,000	$18.05
Exercised	—		—
Forfeited	(11,363)	$18.72	(25,484)	$18.05
Expired	(8,853)	$18.31	(24,376)	$18.05

Options outstanding as of December 31, 2001	299,471	$18.68	959,087	$18.17
Granted	—		55,125	$18.90	3,500,000	$19.42
Exercised	—		—		—
Forfeited	(9,690)	$19.08	(10,540)	$18.05	—
Expired	—		—		—

Options outstanding as of December 31, 2002	289,781	$18.67	1,003,672	$18.21	3,500,000	$19.42
Granted	—		23,000	$20.39	200,000	$19.42
Exercised	—		—		—
Forfeited	(10,798)	$18.74	—		(100,000)	$19.42
Expired	—		—		—

Options outstanding as of December 31, 2003	278,983	$18.50	1,026,672	$18.26	3,600,000	$19.42
Options exercisable as of December 31, 2003	261,422	$18.46	911,652	$18.16	688,000	$19.42
Weighted average remaining contractual life	4.8 years		5.0 years		8.8 years
Valuation assumptions:
Expected term	3.1 years		6.0 years		6.0 years
Expected dividend yield	0.0%		0.0%		0.0%
Expected volatility	37.9%		—		—
Risk-free interest rate	3.85%		3.77%		3.77%

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Charge

      SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company’s 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistent with SFAS No. 123, the Company’s compensation cost and net income for 2001, 2002 and 2003 would approximate (in thousands):

	Year Ended December 31

	2001	2002	2003

Net income, as reported	$3,560	$35,648	$32,361
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	494	2,023
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(576)	(2,560)	(2,386)

Pro forma net income	$2,984	$33,582	$31,998

3.     Acquisitions

Acquisition on December 31, 2002

      On December 31, 2002, the Company acquired 100% of the stock of Brenda Buell & Associates, Inc., a wholesaler and designer of home décor products, for approximately $5.7 million plus future earn-out payments of $1.5 million, conditional upon future profitability above certain thresholds. The future earn-out payments when earned will be considered additional purchase price and will increase the value assigned to goodwill. Existing cash resources were used to fund the acquisition. At closing, the Company paid $3.5 million in cash, of which $3.3 million was paid in January 2003, and signed a three year $2.0 million note payable. The acquisition of Brenda Buell & Associates, Inc. was accounted for as a business acquisition in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). The aggregate purchase price was allocated to the underlying assets and liabilities, primarily accounts receivable of $958,000 and accounts payable of $691,000 based upon their respective fair market values at the date of acquisition, and the excess of purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition, goodwill recognized totaled approximately $5.6 million. There was no activity from the acquisition included in the 2002 statement of operations and other comprehensive income due to it occurring at the close of the Company’s fiscal year. The assets acquired and liabilities assumed have been included in the balance sheet at December 31, 2002.

Acquisitions after December 31, 2002

      On January 29, 2003, the Company acquired 100% of the assets of Tempus Corporation, S. A. de C.V., a manufacturer of metal products located in Monterrey, Mexico, for approximately $4.7 million, plus deferred payments of $2.6 million, based upon the future profitability of the acquired business above certain thresholds. Existing cash resources were used to fund the acquisition. At closing, the Company paid $2.0 million in cash. In February and March of 2003, the Company paid an additional $2.3 million in cash. The acquisition of Tempus Corporation, S.A. de C.V. was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets purchased, primarily machinery and equipment assets of $4.0 million, based upon their respective fair market values at the date of acquisition, and the excess of purchase price over the fair value of the net assets acquired was recorded as goodwill. As a result of this acquisition, goodwill recognized was approximately $218,000. In July of 2003, the $2.6 million deferred payment obligation to the seller was terminated.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 7, 2003, the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de V.C., and Industrias Tromex Corporation, S.A. de C.V. (collectively, “Produr”) for approximately $6.5 million, plus a deferred payment of $125,000, based upon the profitability of the acquired business in the year 2003. Produr manufactures glass, ceramics, and metal products and is located in Monterrey and Guadalajara, Mexico. Existing cash resources were used to fund the acquisition. Prior to closing, the Company had advanced approximately $5.3 million under the terms of a promissory note that was paid at closing. In connection with the closing, the Company paid liabilities of the selling entities totaling $5.3 million. The acquisition of Produr was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets and liabilities, primarily property and equipment of $5.6 million, inventory of $423,000 and capital lease obligations of $662,000, based upon their respective fair market values at the date of acquisition. The excess of the purchase price over the fair value of the new assets acquired was recorded as goodwill. As a result of this acquisition goodwill recognized was approximately $1.1 million.

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

      On September 10, 2003, the Company acquired the assets of Gaines & Associates, Inc., a wholesaler and designer of home décor products, for approximately $1.1 million plus future earnouts based upon unit sales of certain products through December 31, 2007. The acquisition of Gaines & Associates, Inc. was accounted for as a business acquisition in accordance with SFAS No. 141. All of the purchase price was allocated to goodwill except for $7,000 that was allocated to property and equipment. As a result of this acquisition, goodwill recognized was approximately $1.1 million.

4.     Accounts Receivable, Net

      Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2002	2003

Trade receivables	$12,169	$19,028
Other	3,700	5,443

	15,869	24,471
Allowance for doubtful accounts	(2,288)	(2,444)

	$13,581	$22,027

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Inventories, Net

      Inventories, net, consisted of the following as of December 31 (in thousands):

	2002	2003

Raw materials	$4,975	$9,364
Work in process	1,175	2,458
Finished goods	57,075	66,212

	63,225	78,034
Inventory allowance	(8,016)	(4,899)

	$55,209	$73,135

6.     Property, Plant and Equipment, Net

      Property, plant and equipment, net, consisted of the following as of December 31 (in thousands):

	Estimated
	Useful Life	2002	2003

Land		$3,716	$5,765
Buildings and improvements	5-40 years	35,735	37,495
Computer hardware and software	3-5 years	27,284	29,530
Equipment, furniture and fixtures	3-10 years	45,473	53,714

		112,208	126,504
Accumulated depreciation		(43,843)	(52,325)

		68,365	74,179
Equipment, software and hardware implementations in process		1,117	1,012

		$69,482	$75,191

      Depreciation expense was $9.4 million, $11.7 million, and $15.7 million for the years ended 2001, 2002, and 2003, respectively. As of December 31, 2002 and 2003 the total amount of equipment, furniture and fixtures held under capital lease obligations was $8.8 million and $8.1 million, respectively. Accumulated amortization related to these assets held under capital lease obligations was $3.9 million and $4.5 million as of December 31, 2002 and 2003, respectively. The Company capitalized interest, primarily related to the new computer system of $387,000 in 2002 and $37,000 related to various small projects in 2003.

7.     Goodwill

      The changes in the carrying amount of goodwill for the year ended, December 31, 2003 are as follows:

Balance as of January 1, 2003	$11,126
Goodwill acquired during the year	3,393

Balance as of December 31, 2003	$14,519

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Income Taxes

      The components of income before income tax expense for the years ended December 31 are as follows (in thousands):

	2001	2002	2003

Domestic	$24,605	$54,692	$54,001
Foreign	2,388	1,619	(4,692)

	$26,993	$56,311	$49,309

      The components of income tax expense for the years ended December 31 are as follows (in thousands):

	2001	2002	2003

Current:
Federal	$23,699	$20,215	$19,516
Foreign	69	352	8
State	1,136	1,134	(4,422)

	24,904	21,701	15,102
Deferred, net	(1,471)	(1,038)	1,846

	$23,433	$20,663	$16,948

      A reconciliation of income tax expense computed at the federal statutory rate applied to income before income taxes and to income tax expense at the Company’s effective tax rate for the years ended December 31 is as follows (in thousands):

	2001	2002	2003

Federal statutory rate applied to income before income taxes	$9,448	$19,709	$17,258
State income taxes, net of federal benefit	452	929	(2,874)
Valuation allowance	—	—	2,354
Other	13,533	25	210

	$23,433	$20,663	$16,948

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax balances as of December 31 are as follows (in thousands):

	2002	2003

Inventories	$3,269	$2,290
Allowance for doubtful accounts	656	771
Debt issuance costs and stock options	862	2,451
Accrued employee benefits and displayer incentives	4,482	2,974
Net operating loss carry forwards	—	2,236
Other	5,651	5,355

Gross deferred tax assets	14,920	16,077
Valuation allowance	—	(2,236)

Gross deferred tax assets, net of valuation allowance	14,920	13,841
Deferred gain on sale of facilities	(5,045)	(4,909)
Property, plant and equipment	(4,372)	(4,225)
Other	(458)	(1,287)

Net deferred tax asset	5,045	3,420
Less current deferred tax asset	8,399	6,006

Non-current deferred income tax liability	$3,354	$2,586

      A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets associated with net operating loss carryforwards (“NOLs”) is dependent upon generating sufficient taxable income prior to their expiration in 2013. The Company believes it is more likely than not that the NOLs generated by the Mexico manufacturing companies may expire unused and, accordingly, has a valuation allowance for Mexico taxes of $2.2 million against the carryforwards at December 31, 2003.

9.     Former Corporate Headquarters Facility

      On January 3, 2000, the Company entered into a ten-year lease for a new corporate headquarters location in Dallas, Texas. The Company’s offices occupied approximately 75,000 square feet of office space at an annual rent of approximately $1.6 million. Tenant improvements to customize the space totaled approximately $2.9 million, of which approximately $2.0 million was borne by the landlord as improvement allowances. In December 2000, the Company moved the corporate headquarters from these facilities into the new warehouse and distribution facility.

      In 2001, the Company signed an agreement to sublease approximately 44,000 square feet of the former corporate headquarters commencing on February 2001 through January 2010. The sublease rental charge begins at $67,000 per month and increases to $80,000 per month over the life of the lease. The Company also agreed to provide the subtenant with an allowance for tenant improvements of $150,000.

      In 2003, the Company signed agreements to sublease approximately 18,000 square feet of the corporate headquarters commencing in May 2003 through January 2010 to two of the Company’s wholly owned subsidiaries. As of December 31, 2003, there remains 13,000 square feet of space available for lease.

      Included in other long-term liabilities is the net present value of the abandoned lease commitments, net of sublease, of approximately $3.2 million and $2.3 million as of December 31, 2002 and 2003, respectively.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Other Current Liabilities

      Other current liabilities consisted of the following as of December 31 (in thousands):

	2002	2003

Interest	$1,241	$1,258
Book overdraft	3,995	4,913
Accrued employee benefits	4,741	4,443
Income taxes payable	—	2,934
Sales taxes	3,980	3,498
Other taxes	1,455	1,535
Deferred revenue	1,274	2,033
Related parties	1,441	600
Other	1,127	1,933

	$19,254	$23,147

11.     Long-Term Debt and Capital Lease Obligations

Long-Term Debt

      In June of 1998 the Company issued $200.0 million of senior subordinated notes (the “Notes”) and entered into a $340.0 million senior credit facility (the “Senior Credit Facility”). The Senior Credit Facility provides for a $200.0 million term loan (the “Tranche A Loan”), a $100.0 million term loan (the “Tranche B Loan”), and $40.0 million of revolving loans (the “Revolving Loans”). The Company may use the Revolving Loans for letters of credit of up to $15.0 million.

Debt Restructure 2001

      In January 2001, a limited partnership that includes an affiliate of Hicks Muse, certain members of the Donald J. Carter Jr. family (the “Carter Family”), and their respective affiliates (the “Note Limited Partnership”) acquired, in the open market, $50.9 million aggregate principal amount of the Company’s Notes for approximately $23.0 million plus accrued interest. In March 2001, another limited partnership that includes an affiliate of Hicks Muse, certain members of the Carter Family, and their respective affiliates (the “Debt Limited Partnership”) purchased $44.9 million of the Company’s senior bank debt for approximately $35.6 million. This transaction is discussed further below and in Note 15.

      Effective March 30, 2001, the Company entered into an amendment to the Senior Credit Facility which, among other things: (i) reduced the Revolving Loans available to the Company from $40.0 million to $30.0 million; (ii) increased pricing by 75 basis points above previous levels; (iii) provided for an amendment fee of 25 basis points immediately payable to the Lenders who executed the amendment prior to March 31, 2001; (iv) provided for a fee of $3.0 million payable to the Lenders, with the payment of such fee deferred until September 30, 2001, and which such fee was forgiven in the event that certain existing equity holders or their affiliates contribute $40.0 million in equity to the Borrower prior to September 30, 2001; (v) reset the leverage and interest coverage ratios applicable through the fiscal quarter ended December 31, 2001; and (vi) added additional financial covenants with respect to minimum liquidity and Adjusted EBITDA. Further limitations related to capital lease obligations, liens, acquisitions, payment of management fees to affiliates, letters of credit, loans and advances to suppliers, and asset sales were also added to the Senior Credit Facility. Payment terms of interest changed from quarterly payments to monthly payments. Additionally, the amendment to the Senior Credit Facility waived compliance with the minimum interest coverage and maximum leverage ratios of the Senior Credit Facility for the quarter ended December 31, 2000.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the amendment to the Senior Credit Facility, the Company incurred debt issuance costs of $200,000 that were deferred, and the Company incurred $1.5 million in legal and consulting fees, which are included in general and administrative expense for the year ended December 31, 2001.

      On July 16, 2001, the Company completed the 2001 debt restructure through the following transactions:

•	Transfer of $50.9 million aggregate principal amount of Notes from the Note Limited Partnership to the Company in exchange for 50,900.00 shares of 12.5% Senior Convertible Preferred Stock, par value $.01 per share, issued by the Company (“Senior Preferred Stock”).

•	Transfer of $44.9 million of the Company’s senior bank debt from the Debt Limited Partnership to the Company in exchange for 44,927.98 shares of Senior Preferred Stock.

•	The Debt Limited Partnership purchased an additional 231 shares of Senior Preferred Stock for $231,000 in cash.

•	The Company converted $44.9 million of the Tranche A Loan of the Senior Credit Facility into the Tranche B Loan of the Senior Credit Facility.

•	The Company’s Senior Credit Facility was amended and restated to provide for, among other things, an increase of $10 million in the revolving credit line and the extension of the maturity dates of the Tranche A Loan and the Tranche B Loan for an additional six month period.

      As a result of the debt restructure, the Company recognized a $2.4 million loss related to unamortized debt issuance costs and $12.8 million of income tax expense for the year ended December 31, 2001. Included in general and administrative expenses for the year ended December 31, 2001 are approximately $1.9 million in costs related to legal and consulting fees. The Company also incurred additional debt issuance costs of $1.3 million, which were deferred, and $1.9 million in costs and advisory fees related to the Senior Preferred Stock issuance, which were recorded as a reduction to Senior Preferred Stock.

      The Company will not report significant net taxable income in respect of the debt restructuring transactions and the issuance of the Senior Preferred Stock. However, if tax is found to be due and payable by the Company with respect to such transactions prior to the termination of the Senior Credit Facility, the Note Limited Partnership and the Debt Limited Partnership are required, at their option: (i) to make a cash contribution to the capital of the Company; (ii) to purchase shares of common stock of the Company at the then-current market value; or (iii) to purchase additional shares of Senior Preferred Stock, in each case in an aggregate amount equal to the net amount of tax paid by the Company in connection with the 2001 debt restructuring.

Debt Restructure 2002

      On July 29, 2002, the Company completed the 2002 debt restructure through the following transactions:

•	The Company converted $31.0 million of $50.0 million Tranche A Loans into Tranche B Loans of the Company’s Senior Credit Facility.

•	The Company received a $35.0 million cash infusion from the Company’s lenders under the Senior Credit Facility in exchange for additional Tranche B Loans.

•	The Company’s Senior Credit Facility was amended and restated to provide for, among other items, increased interest rates for consenting lenders, 150 basis points over the interest rates then paid to the non-consenting lenders, modified quarterly principal and interest payments, and modification to the Company’s required compliance thresholds of the minimum Adjusted EBITDA covenant, maximum leverage ratio covenant (including senior leverage) and minimum fixed charge ratio covenant. The maturity dates of the loans were not extended.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the 2002 debt restructure, the Company reported a loss of $7.2 million and an income tax benefit of $2.7 million. The loss was comprised of $3.3 million in unamortized debt issuance costs and $3.9 million of fees paid to creditors.

      Borrowings under the Senior Credit Facility require quarterly principal and interest payments. The Tranche A Loan and Revolving Loans mature on December 31, 2004. The Tranche B Loan matures on December 31, 2006. The Company may, at its option, prepay the term loans without premium or penalty. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company’s wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly-owned subsidiaries. There are no material restrictions on the Company’s ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

      The loans under the Senior Credit Facility bear interest, at the Company’s election, at either the LIBOR rate plus an applicable margin, the Base Rate Basis plus an applicable margin or at a Swing Line Rate that is equal to the Base Rate less a 0.5% commitment fee. The Base Rate Basis is the higher of the prime rate of Bank of America or the federal funds effective rate plus 0.5%. The applicable LIBOR margin and Base Rate margin are subject to adjustments, upwards or downwards, based upon the leverage ratio as defined by the Amended and Restated Credit Agreement. The interest rates on all borrowings outstanding under the Senior Credit Facility were based on LIBOR as of December 31, 2002 and Base Rate as of December 31, 2003. The weighted-average interest rate on the Tranche A and Tranche B borrowings outstanding at December 31, 2002 and 2003 was 5.81% and 7.45% respectively.

      The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of December 31, 2002 and 2003. Commitment fees of approximately $107,600, $141,000 and $133,500 are included in interest expense in the year ended December 31, 2001, 2002 and 2003, respectively. Outstanding letters of credit totaled $3.5 million and $4.9 million as of December 31, 2002 and 2003, respectively.

      The Notes bear interest at 10.125% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Notes mature on June 1, 2008 and are guaranteed, unconditionally, jointly and severally, on an unsecured senior subordinated basis by all of the Company’s wholly owned domestic subsidiaries. Except as set forth below, the Notes are not redeemable by the Company prior to June 1, 2003. Thereafter, the Notes are subject to redemption by the Company, in whole or in part, at specified redemption prices. There were no Note redemptions made by the Company during 2003.

      The terms of the Notes and Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers, acquisitions or consolidations, make investments and pay dividends. In addition, under the Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including fixed charge coverage ratios, maximum leverage ratios, capital expenditure measurements, and Adjusted EBITDA measurements. Subject to the financial ratios and tests, the Company would be required to make mandatory prepayments of the term loans on an annual basis beginning in March 2003. In March of 2003, the Company made a mandatory prepayment of $12.4 million.

Capital Leases

      In December 1999, the Company entered into capital leases for certain equipment associated with the automated order fulfillment system being used in the new warehouse and distribution facility. The lessor funded the equipment purchase when construction of the automated order fulfillment system was completed in April 2000. The initial term of each of the leases is seven years. Interest is imputed at a weighted average rate of 6.1% per annum. Total cost of the equipment funded under this lease was approximately $6.2 million.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain office furniture and equipment under capital lease obligations. Future minimum lease payments for the Company’s assets held under capital lease obligations as of December 31, 2003 are as follows (in thousands):

      Years Ending December 31:

2004	$1,369
2005	1,355
2006	1,344
2007	479
2008	—
Thereafter	—

Total minimum lease obligations	4,547
Less: amounts representing interest	(453)

Present value of minimum lease obligations	4,094
Less: current maturities	(1,145)

Long-term capital lease obligations	$2,949

      A summary of long-term debt and capital lease obligations as of December 31 is as follows (in thousands):

	2002	2003

Notes, interest at 10.125% with semi-annual interest payments due on June 1 and December 1	$149,100	$149,100
Tranche A Loan, interest at LIBOR plus an applicable margin (4.9%)	16,184	—
Tranche A Loan, interest at Base Rate plus an applicable margin (6.5%)	—	8,953
Tranche B Loan, interest at LIBOR plus an applicable margin (5.9%)	171,505	—
Tranche B Loan, Interest at Base Rate plus an applicable margin (7.5%)	—	159,729
Capitalized lease obligations, collateralized by certain equipment, furniture, and fixtures, rates ranging from 5.21% to 7.80%	5,351	4,094
Other	751	—

	342,891	321,876
Less current maturities	(21,017)	(10,099)

	$321,874	$311,777

      The following table represents a summary of the maturities of debt and capital lease obligations as of December 31 (in thousands):

2004	$10,099
2005	71,847
2006	90,358
2007	472
2008	149,100
Thereafter	—

$321,876

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     12.5% Senior Convertible Preferred Stock

      In connection with the Debt Restructuring, the Company designated 96,058.98 shares of Senior Preferred Stock. The shares of Senior Preferred Stock have a par value of $0.01 per share and a liquidation preference of $1,000 per share, together with all declared or accrued and unpaid dividends thereon. In the event of any liquidation of the Company, holders of shares of Senior Preferred Stock shall be paid the liquidation preference plus all accrued dividends to the date of liquidation before any payments are made to the Common Stock holders. Dividends, as and if declared by the Company’s Board of Directors, are cumulative and payable quarterly beginning October 1, 2001 at the rate of 12.5% of the liquidation preference per annum. Each share of Senior Preferred Stock is convertible at any time at the option of the holder for 51.49330587 shares of the Company’s Common Stock. In 2002, the Company recorded a $1.4 million liability to a related party for financial advisory fees associated with services rendered in connection with the 2001 Senior Preferred Stock issuance.

      Holders of Senior Preferred Stock are entitled to the number of votes equal to the number of shares of the Company’s Common Stock into which such shares of Senior Preferred Stock are convertible on the record date for such vote. Each holder has a preemptive right to purchase a pro rata share of future securities issuances, excluding public securities issued under applicable securities laws, securities issued to employees and Displayers for incentive compensation and securities issued in exchange for assets in the normal course of business.

      The table below presents the net income (loss) applicable to common shareholders for the years ended December 31 (in thousands):

	2001	2002	2003

Net income, as reported	$3,560	$35,648	$32,361
Less: 12.5% cumulative preferred stock dividends	5,527	12,007	12,007

Net income (loss) applicable to common shareholders	$(1,967)	$23,641	$20,354

      The cumulative preferred stock dividends in arrears total $29.5 million as of December 31, 2003. No dividends have been paid or declared as of December 31, 2002 and 2003.

13.     Operating Leases

      The Company has entered into operating lease agreements for office and manufacturing space with unrelated third parties. Total rent expense for 2001, 2002, and 2003 was $634,000, $1.4 million, and $3.7 million, respectively. Future minimum rents due under noncancelable operating leases with initial terms greater than twelve months are as follows (in thousands):

	Former Corporate
Year Ending December 31,	Offices, Net of Sublease	Other Rents	Total Rents

2004	$713	$2,136	$2,849
2005	765	2,339	3,104
2006	744	1,477	2,221
2007	722	1,317	2,039
2008	700	1,041	1,741
Thereafter	678	508	1,186

	$4,322	$8,818	$13,140

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Restructuring, Redundancy and Reorganization

Redundant Warehouse and Distribution Cost

      The Company’s previously announced plan to consolidate its several distribution centers into a single facility was contingent upon timely integration and implementation of its automated order fulfillment system. This plan anticipated a significant warehouse and distribution headcount reduction in connection with the consolidation process. The Company encountered delays and problems associated with the design and implementation of the automated order fulfillment system and the overall productivity of the consolidated distribution facility. These delays forced the Company to hire additional temporary laborers and retain existing warehouse employees longer than originally anticipated.

      In addition, the Company continued to operate two of its older manual order fulfillment distribution facilities longer then was anticipated. In October 2000, one of the two manual operations was moved into the consolidated distribution facility. The Company extended the lease term on the other manual distribution facility for a period of five years.

      Redundant warehouse and distribution costs resulting from the issues discussed above were approximately $1.2 million for the year ended December 31, 2001. These costs consist primarily of incremental labor associated with productivity issues at the new consolidated distribution facility, costs of operating certain manual distribution centers longer than anticipated and consolidation of the manual distribution centers into the new distribution facility. There were no redundant warehouse and distribution costs incurred during 2002 and 2003.

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

      During 2001, in addition to redundant headquarter facility costs associated with the Company’s reorganization plan, the Company incurred non-capitalizable legal fees related to obtaining a waiver for the Senior Credit Facility and Debt Restructuring.

      During 2002, in addition to expenses incurred related to the Company’s reorganization plan, the Company incurred non-capitalized expenses, such as training, data conversion, and consulting fees, related to an implementation of a new computer system.

      During 2003, in addition to expenses incurred related to the Company’s reorganization plan, the Company incurred non-recurring costs related to the integration of the new international manufacturing entities and entity wide compliance costs associated with the Sarbanes-Oxley Act of 2002.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in cost of goods sold and, selling, and general and administrative expenses in the consolidated statements of operations and comprehensive income are the following amounts associated with the Company’s reorganization plan as of December 31:

	2001	2002	2003

Staff reductions, excess facilities cost and other	$3,177	$786	$1,982
Integration costs of international manufacturing companies	—	—	4,970
Non-capitalized computer system implementation costs	—	2,106	—
Compliance costs, Sarbanes-Oxley Act 2002	—	—	378
Debt restructuring fees	3,419	—	—

	$6,596	$2,892	$7,330

15.     Related Party Transactions

      During 2003, in connection with the Company’s asset purchase of Gaines & Associates, Inc., the Company paid a related party approximately $965,000. Simultaneously with the asset purchase transaction the stockholders of Gaines & Associates, Inc. became employees of the Company. Per the terms of the asset purchase agreement, the related party is entitled to earn-out payments starting in the third quarter 2003 and ending in the first quarter of 2007. Earn-out payments made to the related party totaled $10,700 during 2003. As of December 31, 2003 the Company owed the related party $99,800 in earn-out payments.

      During 2002, in connection with the Company’s purchase of 100% of the stock of Brenda Buell & Associates, Inc., the Company paid a related party $200,000 and signed a three-year $2.0 million note payable. Simultaneously with the transaction, the former stock owner of Brenda Buell & Associates, Inc. became an officer of the Company. Per the terms of the asset purchase agreement, the related party is entitled to earn-out payments starting in the first quarter of 2004 and ending in the first quarter 2007. During 2003, the Company paid $3.3 million to the related party and made a principal and interest payment of $700,000 against the note payable. There were no earn-out payments made during 2003. As of December 31, 2003, the remaining note payable due to the related party totaled $1.4 million and $500,000 of earn-out payments is due to the related party.

      During 2002, the Company loaned $77,600 to one of the Company’s subsidiaries’ officers. The amount due to the Company from the officer was $34,000 as of December 31, 2002. During 2003, the loan was paid in full.

      A shareholder of the Company owns a company that supplies inventory items to the Company. The Company paid the supplier approximately $16.4 million, $12.2 million, and $6.5 million during 2001, 2002, and 2003 for inventory purchases. During 2002 and 2003, the Company also paid approximately $224,000 and $227,000, respectively, for warehouse space that was leased from this supplier. Amounts due to this supplier totaled approximately $508,000 as of December 31, 2002. There were no amounts due at December 31, 2003.

      Another shareholder of the Company owns a company that supplies inventory items to the Company. The Company paid the supplier approximately $2.5 million, $2.3 million, and $2.0 million during 2001, 2002, and 2003. Amounts payable to this supplier totaled approximately $109,000 and $181,000 as of December 31, 2002 and 2003, respectively.

      In conjunction with the June 1998 Recapitalization, the Company entered into an agreement requiring payment of a quarterly management fee to Hicks Muse and reimbursement of general expenses. The management fee will be adjusted annually, but in no event will the annual fee be less than $1.0 million or exceed $1.5 million. Management fees and reimbursements of general expenses totaled $1.0 million, $1.0 million and $1.2 million during 2001, 2002, and 2003, respectively. In addition, if the Board and the

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company requests Hicks Muse to perform additional financial advisory services in the future, Hicks Muse will receive a financial advisory fee. The management agreement with Hicks Muse terminates on June 4, 2008 or earlier under certain circumstances. The Company paid $1.4 million in advisory fees during 2003. Amounts due to Hicks Muse were approximately $1.4 million at December 31, 2002. There were no amounts due to Hicks Muse at December 31, 2003.

      On June 4, 1998, the Company entered into a five-year executive employment agreement with its former chief executive officer with annual compensation of $200,000, plus reimbursement for certain expenses. The agreement generally requires the Company to pay the former chief executive officer’s salary throughout the five-year term unless he voluntarily terminates his employment during such term. The agreement, which contains a covenant not to compete with the Company during the employment term and for three years thereafter, could be voluntarily terminated only by the employee. The agreement expired in accordance with its terms, but the Company has continued to compensate the employee since its expiration on the same terms and conditions pursuant to an oral arrangement. In 2001, 2002, and 2003 the Company paid the former chief executive officer approximately $266,000, $263,000 and $200,000 pursuant to the terms and conditions of his executive employment agreement.

      During 2001, 2002 and 2003, Board fees were paid to certain outside Directors that totaled $24,000, $33,500 and $34,300, respectively. There were no amounts due to these Directors at December 31, 2002 and 2003.

      During 2002 and 2003, an outside Director was paid $22,000 and $11,000, respectively, for reimbursement of general expenses and assignment fees. As of December 31, 2002 and 2003, there were no amounts outstanding to this Director.

      During 2001, 2002 and 2003, the Company contributed approximately $784,000, $1.5 million and $966,000, respectively, to a not-for-profit charity organization that was established in September 2001. The Company and the charity share some of the same officers. Amounts due to this charitable organization totaled approximately $56,000 and $104,000 as of December 31, 2002 and 2003.

      During 2001 and 2002, the Company paid a related party for marketing related expenses of approximately $10,000 and $65,000, respectively. This agreement expired on December 31, 2002. There were no amounts due to the related party as of December 31, 2002.

      During 2002 a shareholder of the Company was a partner of a law firm that renders various legal services for the Company. The Company paid this law firm approximately $67,000 and $58,000 for legal services during 2001 and 2002. There was approximately $8,000 due to this law firm as of December 31, 2002.

      During 2003, the Company paid a related party approximately $116,300 for the development of a product branding strategy. As of December 31, 2003 there were no amounts due to this related party.

      In 2001, the Company engaged the services of a freight company controlled by shareholders of the Company to handle a small portion of its freight. The Company paid this freight company $25,000 during 2001 for its services. There were no amounts due to this supplier as of December 31, 2002 or 2003.

      In January 2001, the Note Limited Partnership acquired in the open market $50.9 million aggregate principal amount of the Company’s Notes for approximately $23.0 million plus accrued interest. In March 2001, the Debt Limited Partnership purchased $44.9 million of the Company’s senior bank debt for approximately $35.6 million. (see Note 11.)

16.     Commitments and Contingencies

      The Company is engaged in various legal proceedings incidental to its normal business activities. Management believes that the amounts, if any, which ultimately may be due in connection with such lawsuits

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and claims would not have a material effect upon the Company, because most of the claims are covered by insurance.

      The Company is also engaged in product recall campaigns related to its normal business activities. Management believes that the costs, if any, associated with the product recalls would not have a material effect upon the Company.

      The Company previously purchased certain assets of House of Lloyd entities in bankruptcy. Such assets included that certain letter agreement dated October 23, 2001, among Richmont Corporation and its affiliates and representatives, and House of Lloyd Management, LLC (the “Letter Agreement”).

      On April 25, 2002, the Company in the name of several House of Lloyd entities, filed a petition against Richmont Corporation, Richmont International, Inc. d/b/a Richmont House and John P. Rochon (“Defendants”) asserting various claims arising from, inter alia, the Letter Agreement. Defendants answered the lawsuit and, on September 12, 2002, filed an Original, Counterclaim and Third Party Petition against the House of Lloyd entities, as counter-defendants, and the Company and Mr. Donald J. Carter Jr., as third-party defendants, pursuant to which Defendants asserted claims for tortuous interference with prospective business relations, tortuous interference with existing business relations, a business disparagement, conspiracy and malicious prosecution, and were seeking actual damages and punitive damages in the amount of $100 million. The House of Lloyd entities, the Company and Mr. Carter answered the Original Counterclaim and third party petition, and filed an additional action against the Defendants in the United States Bankruptcy Court for the Western District of Missouri, Kansas City Division (the “Bankruptcy Court”).

      On March 10, 2003, the Defendants entered into a Settlement Agreement and General Release (the “Settlement Agreement”) in favor of the Company and Donald J. Carter, Jr. which disposes of and fully resolves the pending claims without the payment of any material amounts by any of the parties. All orders of dismissals have been submitted and entered and all settlement documents have been signed.

      On June 6, 2003, the Company entered into a twelve-year license agreement (the “License Agreement”) with Meredith Corporation. The License Agreement governs the development, manufacture, marketing and distribution of products to be sold by the Company under the trademark “Better Homes and Gardens”. The agreement provides for earned royalty payments to Meredith Corporation determined by a percentage of net sales and guaranteed annual minimum royalty payments that escalate through the term of the License Agreement.

      On February 24, 2004, the Company entered into a commitment letter with two financial institutions pursuant to which the Company intends to refinance loans outstanding under its existing Senior Credit Facility. The financial institutions’ commitments to make such facilities available to the Company are subject to conditions precedent that are customary for a financing of this type. Pursuant to the commitment letter, the financial institutions named therein have committed to provide the Company with a term loan facility of up to $320 million and a $50 million revolving credit facility (which represents an increase over the Company’s existing term loan and revolving credit facilities of $168.7 million and $30.0 million, respectively). It is anticipated that the proceeds of the new term loan and revolving credit facilities will be used (i) to refinance the Company’s existing senior debt, including partial year interest thereon (approximately $169.8 million), (ii) to repurchase all of the Company’s outstanding Senior Preferred Stock (approximately $139.0 million), (iii) for general working capital purposes (approximately $2.0 million) and (iv) to pay transaction fees and expenses (approximately $9.2 million). The Company’s outstanding Senior Preferred Stock is currently held by affiliates of the Company’s controlling shareholders. On a pro forma basis after giving effect to the refinancing as currently contemplated and the anticipated use of the proceeds from the refinancing, as of December 31, 2003, the Company would have had approximately $474.6 million in total debt (as compared to approximately $323.2 million in total debt as of December 31, 2003 on an actual basis).

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Segment Reporting

      The Company’s reportable segments are based upon functional lines of business as follows:

•	Direct Selling Domestic — direct seller of home decorative accessories in the United States;

•	Direct Selling International — direct seller of home decorative accessories in Mexico, Canada and Puerto Rico; and

•	Domistyle — wholesale supply operation that manufactures, imports, and distributes candles, framed artwork, mirrors, various types of molded plastic, metal, glass, and ceramic products for affiliates and other non-affiliated resellers.

      The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization and redundancy costs, non-cash expense (credit) for stock options, losses on debt restructure, (gains) losses on disposition of assets, and other income (expense) (defined as “Adjusted EBITDA”). The Company also uses Adjusted EBITDA as a performance measure due to the Company’s required compliance thresholds for Adjusted EBITDA covenants under the Senior Credit Agreement. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between Domistyle and the direct selling segments, as well as the elimination of the investment in each subsidiary for consolidation purposes. The table below presents information about reportable segments used by the Company’s chief operating decision maker as of and for the years ended December 31 (in thousands):

	Direct	Direct
	Selling	Selling
	Domestic	International	Domistyle	Eliminations	Consolidated

2001
Net sales to non-affiliates	$438,241	$21,881	$1,567	$—	$461,689
Net sales to affiliates	10,142	—	116,947	(127,089)	—
Adjusted EBITDA	49,287	2,567	33,856	(768)	84,942
Total assets	137,048	3,630	73,407	(59,331)	154,754
Goodwill	—	—	5,540	—	5,540
Capital expenditures	11,452	83	3,553	—	15,088
2002
Net sales to non-affiliates	$528,710	$36,723	$9,187	$(121)	$574,499
Net sales to affiliates	17,173	—	136,149	(153,322)	—
Adjusted EBITDA	57,025	3,033	46,824	(409)	106,473
Total assets	208,492	6,328	97,934	(78,161)	234,593
Goodwill	—	—	11,126	—	11,126
Capital expenditures	11,194	73	2,901	—	14,168
2003
Net sales to non-affiliates	$525,480	$61,629	$30,335	$—	$617,444
Net sales to affiliates	28,950	—	145,801	(174,751)	—
Adjusted EBITDA	55,108	6,699	44,908	(1,427)	105,288
Total assets	218,621	11,379	75,407	(69,484)	235,923
Goodwill	—	—	14,519	—	14,519
Capital expenditures	6,885	495	7,181	—	14,561

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table represents a reconciliation of net income to consolidated Adjusted EBITDA for the years ended December 31 (in thousands):

	2001	2002	2003

Net income	$3,560	$35,648	$32,361
Effect of SAB 101	990	(1,003)	395
Depreciation and amortization	9,762	11,715	15,663
Loss on debt restructure	2,437	7,188	—
(Gain) loss on disposition of assets	495	(361)	108
Stock option expense (credit)	(62)	1,267	4,207
Redundant warehouse and distribution	1,197	—	—
Reorganization costs	3,177	2,892	7,330
Debt restructuring and waiver fees	3,419	—	—
Interest income	(1,017)	(472)	(359)
Interest expense	38,476	27,497	27,506
Other income (expense), net	(925)	1,439	1,129
Income tax provision	23,433	20,663	16,948

Adjusted EBITDA	$84,942	$106,473	$105,288

18. Guarantor Financial Data

      Dallas Woodcraft Company, LP, DWC GP, Inc., GIA, Inc., Homco, Inc., Spring Valley Scents, Inc., Laredo Candle Company, L.P., Domistyle, Inc., EM Boehm, Inc., Home Interiors de Puerto Rico, Inc. and HIG Investments, Inc. (collectively, the “Guarantors”) unconditionally, on a joint and several basis, guarantee Home Interiors & Gifts, Inc.’s (“Borrower”) credit agreement with its principal lenders (the “Senior Credit Agreement”), and the Debt Holder’s 10 1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the “Notes”). The Company’s other subsidiaries, Home Interiors de Mexico, S. de R.L. de C.V., Home Interiors Services de Mexico, S.A. de C.V., HI Ceramics, S.A. de C.V., HI Metals, S.A. de C.V., HI Glass, S.A. de C.V., HI Trading Mexicana, S.A. de C.V., and Home Interiors & Gifts of Canada, Inc. (collectively, the “Non-Guarantors”) have not guaranteed the Senior Credit Facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2001

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$448,815	$119,996	$19,961	$(127,083)	$461,689
Cost of good sold	235,007	81,885	10,313	(126,316)	200,889

Gross profit	213,808	38,111	9,648	(767)	260,800
Total selling, general and administrative	182,921	6,919	7,433	—	197,273

Operating income (loss)	30,887	31,192	2,215	(767)	63,527
Other income (expense), net	(37,604)	1,139	(69)	—	(36,534)

Income (loss) before income taxes	(6,717)	32,331	2,146	(767)	26,993
Income tax provision	(11,157)	(11,805)	(471)	—	(23,433)
Equity in income (loss) of affiliated companies, net of tax	22,195	17	—	(22,212)	—

Net income (loss)	4,321	20,543	1,675	(22,979)	3,560
Other comprehensive loss	—	—	(37)	—	(37)

Comprehensive income (loss)	$4,321	$20,543	$1,638	$(22,979)	$3,523

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2002

	Borrower	Guarantors	Non Guarantors	Eliminations	Consolidated

Net sales	$549,576	$148,192	$30,175	$(153,444)	$574,499
Cost of good sold	292,318	96,140	16,325	(153,035)	251,748

Gross profit	257,258	52,052	13,850	(409)	322,751
Total selling, general and administrative	218,990	7,412	11,574	—	237,976

Operating income (loss)	38,268	44,640	2,276	(409)	84,775
Other income (expense), net	(28,174)	461	(705)	(46)	(28,464)

Income (loss) before income taxes	10,094	45,101	1,571	(455)	56,311
Income tax provision	(4,305)	(15,950)	(408)	—	(20,663)
Equity in income (loss) of affiliated companies, net of tax	30,314	12	—	(30,326)	—

Net income (loss)	36,103	29,163	1,163	(30,781)	35,648
Other comprehensive income (loss)	11	—	(173)	—	(162)

Comprehensive income (loss)	$36,114	$29,163	$990	$(30,781)	$35,486

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2003

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$562,862	$168,646	$65,563	$(179,627)	$617,444
Cost of good sold	307,084	112,356	46,993	(178,200)	288,233

Gross profit	255,778	56,290	18,570	(1,427)	329,211
Total selling, general and administrative	218,383	11,732	21,511	—	251,626

Operating income (loss)	37,395	44,558	(2,941)	(1,427)	77,585
Other income (expense), net	(26,945)	459	(1,750)	(40)	(28,276)

Income (loss) before income taxes	10,450	45,017	(4,691)	(1,467)	49,309
Income tax benefit (provision)	(687)	(15,923)	(699)	361	(16,948)
Equity in income (loss) of affiliated companies, net of tax	23,703	(7,127)	—	(16,576)	—

Net income (loss)	33,466	21,967	(5,390)	(17,682)	32,361
Other comprehensive loss	(14)	—	(235)	—	(249)

Comprehensive income (loss)	$33,452	$21,967	$(5,625)	$(17,682)	$32,112

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2002

	Borrower	Guarantors	Non-Guarantors	Consolidating	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$66,775	$317	$1,019	$68,111	$—	$68,111
Accounts receivable, net	9,694	2,214	1,673	13,581	—	13,581
Inventories, net	47,186	7,473	3,875	58,534	(3,325)	55,209
Other current assets	10,268	954	174	11,396	—	11,396
Due from (due to) affiliated companies	(56,142)	58,569	(2,427)	—	—	—

Total current assets	77,781	69,527	4,314	151,622	(3,325)	148,297
Property, plant and equipment, net	51,044	18,079	359	69,482	—	69,482
Investment in affiliates	74,805	29	—	74,834	(74,834)	—
Debt issuance costs and other assets, net	5,665	11,149	—	16,814	—	16,814

Total assets	$209,295	$98,784	$4,673	$312,752	$(78,159)	$234,593

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,596	$3,160	$457	$32,213	$631	$32,844
Current maturity of related party note payable	663	—	—	663	—	663
Current maturities of long-term debt and capital lease obligations	20,266	751	—	21,017	—	21,017
Other current liabilities	38,703	21,289	1,464	61,456	—	61,456

Total current liabilities	88,228	25,200	1,921	115,349	631	115,980
Long-term related party note payable, net of current maturity	1,362	—	—	1,362	—	1,362
Long-term debt and capital lease obligations, net of current maturities	321,874	—	—	321,874	—	321,874
Other liabilities	21,044	1,612	422	23,078	—	23,078

Total liabilities	432,508	26,812	2,343	461,663	631	462,294

Commitments and contingencies (Note 16)
Shareholders’ equity (deficit):
Preferred stock	94,196	—	—	94,196	—	94,196
Common stock	1,524	1,001	14	2,539	(1,015)	1,524
Additional paid-in capital	180,829	35,436	1,014	217,279	(36,450)	180,829
Retained earnings (accumulated deficit)	(499,773)	35,535	1,832	(462,406)	(41,325)	(503,731)
Accumulated other comprehensive income (loss)	11	—	(530)	(519)	—	(519)

Total shareholders’ equity (deficit)	(223,213)	71,972	2,330	(148,911)	(78,790)	(227,701)

Total liabilities and shareholders’ equity (deficit)	$209,295	$98,784	$4,673	$312,752	$(78,159)	$234,593

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Borrower	Guarantors	Non-Guarantors	Consolidating	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$34,222	$176	$2,238	$36,636	$—	$36,636
Accounts receivable, net	10,487	5,116	6,424	22,027	—	22,027
Inventories	55,935	13,174	8,818	77,927	(4,792)	73,135
Other current assets	5,844	1,447	713	8,004	1,446	9,450
Due from (due to) affiliated companies	508	15,782	(16,290)	—	—	—

Total current assets	106,996	35,695	1,903	144,594	(3,346)	141,248
Property, plant and equipment, net	43,774	19,791	11,626	75,191	—	75,191
Investment in subsidiaries	66,128	4,208	—	70,336	(70,336)	—
Debt issuance costs and other assets, net	4,544	13,475	1,465	19,484	—	19,484

Total assets	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,135	$2,258	$1,732	$30,125	$632	$30,757
Current maturity of related party note payable	675	—	—	675	—	675
Current maturities of long-term debt and capital lease obligations	10,096	3	—	10,099	—	10,099
Other current liabilities	40,485	6,826	4,333	51,644	—	51,644

Total current liabilities	77,391	9,087	6,065	92,543	632	93,175
Long-term related party note payable, net of current maturity	687	—	—	687	—	687
Long-term debt and capital lease obligations, net of current maturities	311,777	—	—	311,777	—	311,777
Other liabilities	18,225	2,549	892	21,666	—	21,666

Total liabilities	408,080	11,636	6,957	426,673	632	427,305

Commitments and contingencies (Note 16)
Shareholders’ equity (deficit):
Preferred stock	94,196	—	—	94,196	—	94,196
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	185,036	3,031	12,331	200,398	(15,362)	185,036
Retained earnings (accumulated deficit)	(467,391)	57,501	(3,558)	(413,448)	(57,922)	(471,370)
Accumulated comprehensive income (loss)	(3)	—	(765)	(768)	—	(768)

Total shareholders’ equity (deficit)	(186,638)	61,533	8,037	(117,068)	(74,314)	(191,382)

Total liabilities and shareholders’ equity (deficit)	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flow Statement

	For the Year Ended December 31, 2001

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$37,814	$2,329	$152	$—	$40,295
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,452)	(3,553)	(83)	—	(15,088)
Proceeds from the sale of property, plant and equipment	—	250	—	—	250

Net cash used in investing activities	(11,452)	(3,303)	(83)	—	(14,838)

Cash flows from financing activities:
Cash overdraft	2,855	680	—	—	3,535
Payments of principal under capital lease obligations	(1,324)	—	—	—	(1,324)
Payments of principal under Senior Credit Facility	(20,339)	—	—	—	(20,339)
Proceeds from borrowings under revolving loan facility	14,000	—	—	—	14,000
Payments under revolving loan facility	(44,000)	—	—	—	(44,000)
Debt issuance costs	(1,574)	—	—	—	(1,574)
Proceeds from issuance of preferred stock	231	—	—	—	231
Preferred stock issuance costs	(422)	—	—	—	(422)

Net cash provided by (used in) financing activities	(50,573)	680	—	—	(49,893)

Effect of cumulative translation adjustment	—	—	(37)	—	(37)

Net increase (decrease) in cash	(24,211)	(294)	32	—	(24,473)
Cash at beginning of year	40,823	432	465	—	41,720

Cash at end of year	$16,612	$138	$497	$—	$17,247

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flow Statement

	For the Year Ended December 31, 2002

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$40,965	$2,490	$768	$—	$44,223
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,194)	(2,901)	(73)	—	(14,168)
Payment for acquisition, net of cash acquired	(192)	—	—	—	(192)
Proceeds from the sale of property, plant and equipment	574	—	—	—	574
Other	(10)	—	—	—	(10)

Net cash used in investing activities	(10,822)	(2,901)	(73)	—	(13,796)

Cash flows from financing activities:
Cash overdraft	(130)	590			460
Payments of principal under capital lease obligations	(1,531)	—	—	—	(1,531)
Payments of principal under Senior Credit Facility	(9,170)	—	—	—	(9,170)
Proceeds from borrowings under Senior Credit Facility	35,000	—	—	—	35,000
Debt issuance costs	(4,160)	—	—	—	(4,160)

Net cash provided by financing activities	20,009	590	—	—	20,599

Effect of cumulative translation adjustment	11	—	(173)	—	(162)

Net increase in cash	50,163	179	522	—	50,864
Cash at beginning of year	16,612	138	497	—	17,247

Cash at end of year	$66,775	$317	$1,019	$—	$68,111

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flow Statement

	For the Year Ended December 31, 2003

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,707)	$15,381	$4,850	$—	$17,524
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,886)	(4,275)	(3,400)	—	(14,561)
Payment for acquisition, net of cash acquired	(1,798)	(11,676)	—	—	(13,474)
Proceeds from the sale of property, plant and equipment	581	12	4	—	597

Net cash used in investing activities	(8,103)	(15,939)	(3,396)	—	(27,438)
Cash flows from financing activities:
Cash overdraft	(249)	1,167	—	—	918
Payments of principal under capital lease obligations	(1,810)	—	—	—	(1,810)
Payments of principal under Senior Credit Facility	(19,007)	—	—	—	(19,007)
Payment of principal of other bank debt	—	(750)	—	—	(750)
Payment of principal of related party note payable	(663)	—	—	—	(663)

Net cash provided by (used in) financing activities	(21,729)	417	—	—	(21,312)

Effect of cumulative translation adjustment	(14)	—	(235)	—	(249)

Net increase (decrease) in cash	(32,553)	(141)	1,219	—	(31,475)
Cash at beginning of year	66,775	317	1,019	—	68,111

Cash at end of year	$34,222	$176	$2,238	$—	$36,636

19. Quarterly Results (unaudited)

      The following table presents quarterly results (in thousands) during 2001.

	March 31	June 30	September 30	December 31	Total

Net sales	$94,443	$106,088	$100,113	$161,045	$461,689
Gross profit	52,722	60,101	56,204	91,773	260,800
Operating income	6,714	17,209	9,098	30,506	63,527
Net income (loss)	(2,615)	3,887	(13,040)	15,328	3,560

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents quarterly results (in thousands) during 2002.

	March 31	June 30	September 30	December 31	Total

Net sales	$118,020	$146,704	$125,673	$184,102	$574,499
Gross profit	66,548	84,063	69,673	102,467	322,751
Operating income	19,554	26,426	10,109	28,686	84,775
Net income	8,189	11,142	2,381	13,936	35,648

      The following table presents quarterly results (in thousands) during 2003.

	March 31	June 30	September 30	December 31	Total

Net sales	$126,121	$151,149	$147,301	$192,873	$617,444
Gross profit	71,244	84,622	70,483	102,862	329,211
Operating income	18,553	22,102	5,521	31,409	77,585
Net income	7,233	9,853	2,126	13,149	32,361

20. Recently Issued Accounting Standards

      In May of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classification and measurement of financial instruments issued by entities that have the characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on May 31, 2003 and there was not a financial accounting impact associated with its adoption.

      In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance and of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted certain provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended, March 31, 2003. The Company adopted the remaining provisions of SFAS No. 149 on June 30, 2003 and there was not a financial impact associated with its adoption.

      In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ended December 31, 2002. The Company has elected to continue accounting for the employee stock options plans under APB 25; however, the Company has adopted the new disclosure requirements of SFAS No. 148. The Company has decided not to adopt the fair value based method of accounting for stock-based employee compensation.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E

	Balance at	Charged to
	Beginning of	Costs and	Charged to Other		Balance at
	Period	Expenses(1)	Accounts(2)	Deductions(3)	End of Period

	(Amounts in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2001	1,967	2,254	—	(2,207)	2,014
Year ended December 31, 2002	2,014	2,370	—	(2,096)	2,288
Year ended December 31, 2003	2,288	3,134	—	(2,978)	2,444

(1)	Represents provision for losses on accounts receivable.

(2)	Represents collection of accounts previously written off.

(3)	Represents write-off of uncollectable accounts receivable.

Column A	Column B	Column C Additions		Column D	Column E

	Balance at	Charged to
	Beginning of	Costs and	Charged to Other		Balance at
	Period	Expenses(A)	Accounts	Deductions(B)	End of Period

	(Amounts in thousands)
Inventory Reserves:
Year ended December 31, 2001	4,856	2,803	—	(3,137)	4,522
Year ended December 31, 2002	4,522	6,720	—	(3,226)	8,016
Year ended December 31, 2003	8,016	(606)		(2,511)	4,899

(A)	Represents provisions for losses.

(B)	Represents write-offs or reserve utilization as a result of inventory sales.

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, dated April 13, 1998, merging Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
2.2	—	Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
3.1	—	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
3.2	—	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
4.1	—	Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust Company of New York (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
4.2	—	First Supplemental Indenture dated as of July 3, 2000 among Home Interiors & Gifts, Inc., Laredo Candle Company, L.L.P. and United States Trust Company of New York (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
4.3	—	Second Supplemental Indenture dated as of December 31, 2002 among Home Interiors & Gifts, Inc., Brenda Buell & Associates, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States Trust Company of New York, as Successor Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
4.4	—	Third Supplemental Indenture dated as of March 14, 2003 among Home Interiors & Gifts, Inc., EM Boehm, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States Trust Company of New York, as Successor Trustee (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on May 12, 2003).
10.1	—	Credit Agreement, dated as of June 4, 1998, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.1.1	—	First Amendment to Credit Agreement, dated as of December 18, 1998, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).
10.1.2	—	Second Amendment to Credit Agreement, dated as of March 12, 1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1.2 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).

Exhibit
Number		Description

10.1.3	—	Third Amendment to Credit Agreement, dated as of November 19, 1999, among the Company, the Lenders from time to time party thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc., as a co-agent, and Nationsbank, N.A., as administrative agent for the Lenders(incorporated by reference to Exhibit 10.1.3 of the Company’s Annual Report on Form 10-K, No. 333-65201, filed March 14, 2000).
10.1.4	—	Fourth Amendment to Credit Agreement dated as of July 26, 2000, but effective as of July 3, 2000, among the Company, the various lenders that are parties thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank PLC, as documentation agent, The Prudential Insurance Company of America, Societe Generale, and Citicorp USA, Inc., as co-agents, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed August 14, 2000).
10.1.5	—	Fifth Amendment to Credit Agreement dated as of March 30, 2001, among the Company, the various lenders that are parties thereto, The Chase Manhattan Bank, as syndication agent, National Westminster Bank, PLC, as documentation agent, The Prudential Insurance Company of America, as a co-agent, Societe Generale, as a co-agent, Citicorp USA, Inc. as a co-agent and Bank of America, N.A., formerly known as NationsBank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1.5 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.1.6	—	Amended and Restated Credit Agreement dated as of June 30, 2001, by and among the Company, Bank of America, N.A., The Chase Manhattan Bank, Citicorp USA, Inc., Societe General and the lenders named thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed August 9, 2001).
10.1.7	—	First Amendment to the Amended and Restated Credit Agreement dated as of June 30, 2001 by and among the Company, Bank of America N.A., The Chase Manhattan Bank, Citicorp USA, Inc., Societe General and the lenders named thereto (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on August 1, 2002).
10.2	—	Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.2.1	—	First Amendment to Financial Advisory Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.3	—	Monitoring and Oversight Agreement, dated June 4, 1998 between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.3.1	—	First Amendment to Monitoring and Oversight Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.4	—	Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key Employees, dated June 4, 1998 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).
10.5	—	Executive Employment Agreement, dated June 4, 1998, between the Company and Donald J. Carter (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4, No. 333-62021).

Exhibit
Number		Description

10.6	—	Amendment to Executive Employment Agreement, dated December 13, 2000, between Barbara J. Hammond and the Company (incorporated by reference to Exhibit 10.29.3 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed April 4, 2001.)
10.7	—	Executive Employment Agreement, dated June 4, 1998, between the Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.7.1	—	Second Amended and Restated Employment Agreement, dated December 36, 2001 between Christina L. Carter Urschel and the Company. (incorporated by reference to Exhibit 10.7.1 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed March 26, 2002.)
10.8	—	Home Interiors & Gifts, Inc., 1998 Stock Option Plan for Unit Directors, Branch Directors and Certain Other Independent Contractors (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.9	—	Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated June 4, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.10	—	Agreement, dated February 26, 1997, by and between the Company and Distribution Architects International, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.11	—	ISDA Master Agreement, dated as of June 25, 1998, by and between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.12	—	Shareholders Agreement, as of June 4, 1998 between the Company, Adkins Family Partnership, LTD., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, LTD., Donald J. Carter, Jr., Linda J. Carter, Ronald Lee Carter, Donald J. Carter, William J. Hendrix, as Independent Special Trustee of the Carter 1997 Charitable Remainder Unit Trust, Howard L. Hammond and Barbara J. Hammond, Trustees of the Hammond Family Trust and Christina Carter Urschel (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.13	—	Consulting Services Agreement dated as of June 3, 1999, between the Company and Tompkins Associates Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 13, 1999).
10.13.1	—	First Amendment to Consulting Services Agreement dated September 2000, between the Company and Tompkins Associates Incorporated (incorporated by reference to Exhibit 10.16.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.14	—	Granite Tower at the Centre Office Lease dated August 17, 1999, between 520 Partners, Ltd. and the Company (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2000).
10.15	—	Amended and Restated Employment Agreement, dated November 10, 2000, between Kenneth J. Cichocki and the Company (incorporated by reference to Exhibit 10.27.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.15.1	—	Second Amended and Restated Employment Agreement, dated November 1, 2001, between Kenneth J. Cichocki and the Company (incorporated by reference to Exhibit 10.15.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 26, 2002).
10.15.2	—	Amendment to Second Amended and Restated Employment Agreement between Kenneth J. Cichocki and the Company, entered into as of November 15, 2002 and effective as of November 1, 2002 (incorporated by reference to Exhibit 10.15.2 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.16	—	Employment Agreement, dated May 24, 2000, between Michael D. Lohner and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.16.1	—	Amended and Restated Employment Agreement, dated December 31, 2000, between Michael D. Lohner and the Company (incorporated by reference to Exhibit 10.28.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).

Exhibit
Number		Description

10.16.2	—	Second Amended and Restated Employment Agreement, dated July 30, 2001, between Michael D. Lohner and the Company. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed on November 9, 2001.)
10.17	—	Lease Schedule No. 1000101377, dated May 5, 2000, between the Company and Banc One Leasing Corporation (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed on March 14, 2000).
10.18	—	Vectrix Customer Agreement, dated July 21, 2000, executed by Vectrix Business Solutions, Inc. and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on November 10, 2000).
10.19	—	Industrial Lease dated August 10, 2000 between Parker Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for building and facilities located in Coppell, Texas) (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.20	—	Master Lease Agreement dated as of December 30, 1999 between Bank One Leasing Corporation and Home Interiors & Gifts, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.21	—	Employment Agreement, dated November 1, 2001, between Nora Serrano and the Company. (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 26, 2002).
10.21.1	—	Amendment to Employment Agreement between the Company and Nora Serrano, entered into as of December 12, 2002 and effective as of November 1, 2002 (incorporated by reference to Exhibit 10.21.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.21.2	—	Separation Agreement and Release between the Company and Nora I. Serrano, entered into and effective as of August 15, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021, filed November 6, 2003).
10.22	—	Commercial lease dated May 21, 2002, between H.T. Ardinger & Son, co. and the Company (for building and facilities located in Carrollton, Texas) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021, filed August 13, 2002).
10.23	—	Lease Agreement dated April 10, 2002, between GSG, S.A. de S.V. and Home Interiors de Mexico S. de R.L. de C.V. (for building and facilities located in San Nicolas de Los Garza, Mexico) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002.)
10.24	—	Consulting Agreement dated July 15, 2002, between PWC Consulting and the Company. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002.)
10.25	—	Multi-Tenant Industrial Net Lease dated July 29, 2002, between CalWest Industrial Holdings Texas, L.P. and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002).
10.26	—	Home Interiors & Gifts, Inc. 2002 Stock Option Plan for Key Employees dated August 14, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10.27	—	Home Interiors & Gifts, Inc. 2002 Form of Tier 1 Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10.28	—	Home Interiors & Gifts, Inc. 2002 Form of Tier 2 Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10.29	—	Industrial real estate lease dated September 13, 2002 between Argent Frankford, L.P. and the Company. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).

Exhibit
Number		Description

10.30	—	Commercial lease dated August 15, 2002 between H.T. Ardinger & Son, Co. and the Company (for building and facilities located in Carrollton, Texas) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002.)
10.31	—	Employment Agreement, dated January 1, 2003, between Eugenia Price and the Company (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, No. 333- 62021, filed March 14, 2003).
10.32	—	Stock Purchase Agreement dated December 31, 2002 among Brenda Buell & Associates, Inc., Brenda Buell, and the Company (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.33	—	Asset Purchase Agreement dated January 25, 2003 among Tempus Corporation, S.A. de C.V., Miguel Angel Pachur Salgado, Oscar Guadalupe de Leon Ulloa and HI Metals, S.A. de C.V. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.34	—	Intangible Asset Purchase Agreement dated January 25, 2003 between Miguel Angel Pachur Salgado and Oscar Guadalupe de Leon Ulloa and the Company (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.35	—	Asset Purchase Agreement dated January 24, 2003 among Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., Industrias Tromex Corporation, S.A. de C.V., and HI Ceramics, S.A. de C.V. (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.36	—	Asset Purchase Agreement dated March 5, 2003 among Edward Marshall Boehm, Inc., Douglas Lorie, Inc., Helen F. Boehm and EM Boehm, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-6201, filed on May 12, 2003).
10.37*	—	Employment and Non-Competition Agreement between the Company’s subsidiary, Domistyle, Inc., and Charles L. Elsey, effective as of September 9, 2003.
14.1*	—	Home Interiors & Gifts, Inc. Code of Ethics for Senior Financial Management
21.1*	—	Subsidiaries of the Company.
31.1*	—	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.