Form 10-Q
period 2004-03-31
HOME INTERIORS & GIFTS INC
filed 2004-05-13
CIK 1067541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

COMMISSION FILE NUMBER 333-62021

HOME INTERIORS & GIFTS, INC.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization) 1649 FRANKFORD ROAD WEST, CARROLLTON, TEXAS (Address of principal executive offices)	75-0981828 (I.R.S. Employer Identification No.) 75007-4605 (Zip Code)

(972) 695-1000
Registrant’s Telephone Number, Including Area Code

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

As of May 13, 2004, 15,240,218 shares of the Company’s common stock, par value $0.10 per share, were outstanding.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and March 31, 2004

		(Unaudited)
	December 31,	March 31,
	2003	2004
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash	$36,636	$35,131
Restricted cash	—	424
Accounts receivable, net	22,027	25,400
Inventories, net	73,135	82,812
Deferred income tax asset	6,006	6,981
Other current assets	3,444	7,041

Total current assets	141,248	157,789
Property, plant and equipment, net	75,191	73,902
Debt issuance costs, net	3,956	11,733
Goodwill	14,519	14,600
Other assets, net	1,009	847

Total assets	$235,923	$258,871
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Book overdraft	$4,913	$7,333
Accounts payable	30,757	27,076
Accrued seminars and incentive awards	15,592	15,847
Royalties payable to decorating consultants	8,109	5,705
Accrued compensation	4,796	3,501
Current maturity of related party note payable	675	675
Current maturities of long-term debt and capital lease obligations	10,099	11,624
Other current liabilities	18,234	29,623

Total current liabilities	93,175	101,384
Long-term related party note payable, net of current maturity	687	687
Long-term debt and capital lease obligations, net of current maturities	311,777	462,701
Deferred income tax liability	2,586	3,846
Other liabilities	19,080	19,017

Total liabilities	427,305	587,635

Commitments and contingencies (Note 9)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share 10,000,000 shares authorized 96,058.98 shares designated as cumulative 12.5% Senior Convertible Preferred Stock at a liquidation value of $1,000 per share, 96,058.98 shares issued and repurchased	94,196	—
Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and outstanding	1,524	1,524
Additional paid-in capital	185,036	140,922
Accumulated deficit	(471,370)	(470,472)
Accumulated other comprehensive loss	(768)	(738)

Total shareholders’ deficit	(191,382)	(328,764)

Total liabilities and shareholders’ deficit	$235,923	$258,871

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2003 and 2004
(In thousands)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
Net sales	$126,121	$131,291
Cost of goods sold	54,877	59,208

Gross profit	71,244	72,083

Selling, general and administrative:
Selling	20,501	26,841
Freight, warehouse and distribution	15,622	17,021
General and administrative	15,640	17,858
Loss on the disposition of assets	4	—
Stock option expense	924	989
Loss on debt refinancing	—	1,071

Total selling, general and administrative	52,691	63,780

Operating income	18,553	8,303
Other income (expense):
Interest income	156	70
Interest expense	(7,062)	(7,006)
Other income (expense), net	(69)	74

Other income (expense), net	(6,975)	(6,862)

Income before income taxes	11,578	1,441
Income tax provision	4,345	543

Net income	7,233	898
Other comprehensive income (loss):
Cumulative translation adjustment	(2)	30

Other comprehensive income(loss)	(2)	30

Comprehensive income	$7,231	$928

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2004
(In Thousands)
(Unaudited)

	Three Months Ended
	Months Ended
	2003	2004
Cash flows from operating activities:
Net income	$7,233	$898
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,656	3,899
Amortization of debt issuance costs	277	277
Provision for doubtful accounts	786	825
Provision for losses on inventories	(2,728)	(501)
Loss on debt refinancing	—	1,071
Loss on disposition of assets	4	—
Stock option expense	924	989
Deferred tax expense (benefit)	(1,559)	284
Changes in assets and liabilities:
Accounts receivable	(12,085)	(4,198)
Inventories	(5,868)	(9,221)
Other current assets	(281)	(3,583)
Other assets	(32)	161
Accounts payable	(1,893)	(4,477)
Income taxes payable	4,455	(1,882)
Other current liabilities	(1,832)	10,305

Total adjustments	(16,176)	(6,051)

Net cash used in operating activities	(8,943)	(5,153)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,592)	(1,308)
Business acquisitions, net of cash acquired	(12,430)	—
Proceeds from the sale of property, plant and equipment	22	—
Increase in restricted cash	—	424

Net cash used in investing activities	(17,000)	(884)

Cash flows from financing activities:
Book overdraft	3,147	2,420
Payments of principal under capital lease obligations	(791)	(388)
Proceeds from borrowings under New Senior Credit Facility	—	320,000
Payments of principal under Senior Credit Facility	—	(168,682)
Debt issuance costs	—	(9,125)
Payment of principal of other bank debt	(750)	—
Preferred stock repurchase costs	—	(299)
Payment of preferred stock repurchase	—	(109,459)
Payment of preferred stock dividends	—	(29,541)

Net cash provided by financing activities	1,606	4,926

Effect of cumulative translation adjustment	(2)	30

Net decrease in cash	(24,339)	(1,081)
Cash at beginning of year	68,111	36,636

Cash at end of period	$43,772	$35,555

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Background

     Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company’s products include, but are not limited to, framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, and tableware (the “Products”). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives (“Decorating Consultants”) who resell the Products primarily through one-on-one sales, brochure sales and through the “party-plan” method of conducting in-home presentations for potential customers. The Company has approximately 94,200 active Decorating Consultants located in the United States, Mexico, Canada and Puerto Rico.

     The Company has been located in Dallas, Texas since its inception in 1957. Currently the majority of the Company’s outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).

     The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. During the first quarter of 2004, approximately 55.6% of the dollar volume of Products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company’s subsidiaries. In addition to the Products sold to the Company for the direct selling channel, certain subsidiaries have a growing presence in the wholesale supply market.

2. Significant Accounting Policies

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The last days of the quarters ended March 31, 2003 and 2004 in the accompanying unaudited consolidated financial information were March 29, 2003 and April 3, 2004, respectively.

     The consolidated financial information as of March 31, 2004 and for the three months ended March 31, 2003 and 2004 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2004 and December 31, 2003, its operating results and comprehensive income for the three months ended March 31, 2003 and 2004, and its cash flows for the three months ended March 31, 2003 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 as filed with the SEC.

Reclassifications

     Certain reclassifications have been made to prior period balances to conform with current year presentation.

Stock-based Compensations Plans

     The Company has adopted three stock option plans. For Decorating Consultants and independent contractors, the Company has adopted the “Independent Contractor Stock Option Plan” and accounts for options issued under the Independent Contractor Stock Option Plan in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). For key employees, the Company has adopted the “1998 Key Employee Stock Option Plan” and the “2002 Key Employee Stock Option Plan”. The Company accounts for the options issued under the 1998 Key Employee Stock Option Plan and the 2002 Key Employee Stock Option Plan in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for

Stock Issued to Employees” (“APB 25”), as allowed by FAS 123.

Compensation Charge

     SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company’s 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistent with SFAS No. 123, the Company’s compensation cost and net income for the three months ended March 31, 2003 and 2004 would approximate (in thousands):

	Three Months Ended
	March 31
	2003	2004
Net income, as reported	$7,233	$898
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	495	491
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(581)	(520)

Pro forma net income	$7,147	$869

3. Inventories, Net

     Inventories, net, consisted of the following as of December 31, 2003 and March 31, 2004 (in thousands):

	December 31,	March 31,
	2003	2004
Raw materials	$9,364	$12,638
Work in process	2,458	2,892
Finished goods	66,212	71,403

	78,034	86,933
Inventory allowance	(4,899)	(4,121)

	$73,135	$82,812

4. Other Current Liabilities

     Other current liabilities consisted of the following as of December 31, 2003 and March 31, 2004 (in thousands):

	December 31,	March 31,
	2003	2004
Interest	$1,258	$5,285
Accrued employee benefits	4,443	3,410
Income taxes payable	2,934	1,052
Sales taxes	3,498	6,130
Other taxes	1,535	1,226
Deferred revenue	2,033	9,854
Related parties	600	103
Other	1,933	2,563

	$18,234	$29,623

5. Adoption of New Accounting Standards

     In April 2004, the Financial Accounting Standards Board, (“FASB”), issued Staff Position Statement of Financial Accounting Standards No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS 129-1”). FSP FAS 129-1 provides interpretation guidance regarding the disclosure provisions of FASB Statement No. 129 as it applies to contingently convertible securities and the potential dilutive effects on earnings per share. FSP FAS 129-1 is effective as of April 9, 2004 and applies to all existing and newly created securities. The Company adopted FSP FAS 129-1 on April 9, 2004 and there was no financial accounting impact associated with its adoption.

6. Refinancing of Senior Credit Facility

     On March 31, 2004, the Company entered into a senior credit facility, “New Senior Credit Facility”, with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, as administrative agent, and the several lenders from time to time parties thereto, pursuant to which the Company, among other things, refinanced loans outstanding under the Company’s existing credit facility. The New Senior Credit Facility provides for a seven-year term loan facility of up to $320.0 million, “Term Loans”, and a $50.0 million five-year revolving credit facility, “Revolving Loans”.

     On March 31, 2004, $320.0 million in proceeds received from the Term Loans were used to complete the following transactions:

•	For an aggregate purchase price of $139.0 million, the Company repurchased all of the Company’s outstanding shares of its 12.5% Senior Convertible Preferred Stock, pursuant to a Stock Purchase Agreement, dated March 31, 2004, among the Company and certain affiliates of the Company’s controlling stockholders, “Preferred Stock Repurchase”.

•	$169.1 million of the proceeds were used to pay off the existing credit facility which included an outstanding debt balance, related partial year interest, commitment fees, and outstanding letter of credit fees.

•	$9.4 million of the proceeds were used to pay legal and advisory fees associated with the Preferred Stock Repurchase and the pay off of the existing credit facility, and New Senior Credit Facility debt issuance costs.

     There were no amounts drawn under the Revolving Loans and the remaining net Term Loans proceeds of approximately $2.5 million were used for general working capital purposes.

     As a result of the existing credit facility refinancing, the Company recognized a $1.1 million loss related to a $0.4 million write-off of unamortized debt issuance costs and $0.7 million of legal and advisory costs for the period ended March 31, 2004. The Company also incurred debt issuance costs related to the New Credit Facility of $8.4 million that were deferred. As a result of the Preferred Stock Repurchase, the Company recognized a $45.1 million reduction in additional paid-in-capital related to $29.5 million preferred stock dividends paid, $15.3 million premium paid in excess of the liquidation value of the preferred stock, and $0.3 million of legal and advisory fees.

     Borrowings under the New Senior Credit Facility require quarterly principal and interest payments. The term loan facility matures on March 31, 2011. The revolving loan facility matures on March 31, 2009. The Company may, at its option, prepay the Term Loans and Revolving Loans without premium or penalty. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The Company is subject to accelerated payments in the event that the Senior Subordinated Notes are not refinanced in whole through issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering by December 1, 2007. If the Senior Subordinated notes are not refinanced by December 1, 2007, all term loans outstanding will be due and payable on that date. Accordingly, the Company is amortizing its debt issue costs over the period from March 31, 2004 through December 1, 2007. The New Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company’s wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly owned subsidiaries. There are no material restrictions on the Company’s ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

     The Term Loans under the New Senior Credit Facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the Base Rate Basis plus an applicable margin. The Base Rate Basis is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. For the revolving loans, the applicable LIBOR margin and Base Rate margin are subject to adjustments, upwards or downwards after December 31, 2004, based upon the leverage ratio as defined by the New Senior Credit Agreement. The interest rates on all borrowings outstanding under the New Senior Credit Facility were based on LIBOR as of March 31, 2004. The weighted-average interest rate on the Term borrowings outstanding at March 31, 2004 was 5.41%.

     The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of March 31, 2004. Outstanding letters of credit totaled $4.2 million as of March 31, 2004.

     The terms of the Notes and New Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers, acquisitions or consolidations, make investments and pay dividends. In addition, under the New Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including fixed charge coverage ratios, maximum leverage ratios, capital expenditure measurements, and Adjusted EBITDA measurements.

     A summary of long-term debt obligations under the New Credit Facility as of March 31, 2004 is as follows (in thousands):

Term Loans, interest at LIBOR plus an applicable margin (5.36%)	$2,500
Term Loans, interest at LIBOR plus an applicable margin (5.41%)	317,500

320,000
Less current maturities	(10,000)

$310,000

     The following table represents a summary of the maturities of Term Loans under the New Senior Credit Facility as of March 31, 2004 (in thousands):

2004	$7,500
2005	13,750
2006	15,000
2007	283,750

$320,000

7. Segment Reporting

     The Company’s reportable segments are based upon functional lines of business as follows:

•	Direct Selling Domestic — direct seller of home decorative accessories in the United States;

•	Direct Selling International — direct seller of home decorative accessories in Mexico, Canada and Puerto Rico; and

•	Domistyle — wholesale supply operation that manufactures, imports, and distributes candles, framed artwork, mirrors, various types of molded plastic, metal, glass, and ceramic products for affiliates and other non-affiliated resellers.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, non-cash expense for stock options, losses on debt restructure, Hicks Muse management fees, and losses on disposition of assets, (defined as “Adjusted EBITDA”). The Company also uses Adjusted EBITDA as a performance measure due to the Company’s required compliance thresholds for Adjusted EBITDA covenants under the New Senior Credit Facility. During March 2004, the Company modified its internal reporting to reflect the Adjusted EBITDA measure as defined by the New Credit Facility. Prior year’s Adjusted EBITDA has been recalculated for comparative purposes. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between the Domistyle segment and the direct selling segments, as well as the elimination of the investment in each subsidiary for consolidation purposes. The table below presents information about reportable segments used by the Company’s chief operating decision makers as of and for the three months ended March 31, 2003 and 2004 (in thousands):

	Direct	Direct
	Selling	Selling
	Domestic	International	Domistyle	Eliminations	Consolidated
2003
Net sales to non-affiliates	$109,918	$10,093	$6,110	$—	$126,121
Net sales to affiliates	4,641	—	33,240	(37,881)	—
Adjusted EBITDA	15,937	463	11,711	(373)	27,738
Total assets	228,859	6,026	107,501	(98,871)	243,515
Goodwill	—	—	12,445	—	12,445
Capital expenditures	3,017	28	1,547	—	4,592
2004
Net sales to non-affiliates	$108,529	$14,260	$8,502	$—	$131,291
Net sales to affiliates	6,698	—	35,222	(41,920)	—
Adjusted EBITDA	10,011	1,189	8,996	(1,035)	19,161
Total assets	236,140	13,822	83,782	(74,873)	258,871
Goodwill	—	—	14,600	—	14,600
Capital expenditures	473	249	586	—	1,308

     The following table represents a reconciliation of net income to consolidated Adjusted EBITDA for the three months ended March 31, 2003 and 2004 (in thousands):

	Three Months Ended
	March 31,
	2003	2004
Net income	$7,233	$898
Effect of SAB 101	3,570	2,869
Interest income	(156)	(70)
Interest expense	7,062	7,006
Income tax provision	4,345	543
Depreciation and amortization	3,656	3,899
Stock option expense	924	989
Loss on debt refinancing	—	1,071
Reorganization costs	805	1,680
Hicks Muse management fees	295	276
Loss on disposition of assets	4	—

Adjusted EBITDA	$27,738	$19,161

8. Guarantor Financial Data

     Dallas Woodcraft Company, LP, DWC GP, Inc., GIA, Inc., Homco, Inc., Spring Valley Scents, Inc., Laredo Candle Company, L.P., Domistyle, Inc., EM Boehm, Inc., Home Interiors de Puerto Rico, Inc. and HIG Investments, Inc. (collectively, the “Guarantors”) unconditionally, on a joint and several basis, guarantee the Company’s (“Borrower”) payment and performance of its obligation under the New Senior Credit Facility agreement and the Debt Holder’s 10 1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the “Notes”). The Company’s other subsidiaries, Home Interiors de Mexico, S. de R.L. de C.V., Home Interiors Services de Mexico, S.A. de C.V., HI Ceramics, S.A. de C.V., HI Metals, S.A. de C.V., HI Glass, S.A. de C.V., HI Trading Mexicana, S.A. de C.V., and Home Interiors & Gifts of Canada, Inc. (collectively, the “Non-Guarantors”) have not guaranteed the New Senior Credit Facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2003

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$115,774	$38,574	$9,912	$(38,139)	$126,121
Cost of good sold	60,684	25,001	6,948	(37,756)	54,877

Gross profit	55,090	13,573	2,964	(383)	71,244
Total selling, general and administrative	47,121	2,197	3,373	—	52,691

Operating income (loss)	7,969	11,376	(409)	(383)	18,553
Other income (expense), net	(6,955)	86	(116)	10	(6,975)

Income (loss) before income taxes	1,014	11,462	(525)	(373)	11,578
Income tax benefit (provision)	(565)	(3,963)	183	—	(4,345)
Equity in income (loss) of affiliated companies, net of tax	7,156	(409)	—	(6,747)	—

Net income (loss)	7,605	7,090	(342)	(7,120)	7,233
Other comprehensive income (loss)	(3)	—	1	—	(2)

Comprehensive income (loss)	$7,602	$7,090	$(341)	$(7,120)	$7,231

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$117,216	$41,496	$16,230	$(43,651)	$131,291
Cost of good sold	61,894	27,915	12,103	(42,704)	59,208

Gross profit	55,322	13,581	4,127	(947)	72,083
Total selling, general and administrative	54,468	3,599	5,713	—	63,780

Operating income (loss)	854	9,982	(1,586)	(947)	8,303
Other income (expense), net	(6,784)	133	(123)	(88)	(6,862)

Income (loss) before income taxes	(5,930)	10,115	(1,709)	(1,035)	1,441
Income tax benefit (provision)	3,076	(3,643)	(192)	216	(543)
Equity in income (loss) of affiliated companies, net of tax	4,570	(2,250)	—	(2,320)	—

Net income (loss)	1,716	4,222	(1,901)	(3,139)	898
Other comprehensive income	6	—	24	—	30

Comprehensive income (loss)	$1,722	$4,222	$(1,877)	$(3,139)	$928

Condensed Consolidating Balance Sheet
As of December 31, 2003

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$34,222	$176	$2,238	$36,636	$—	$36,636
Accounts receivable, net	10,487	5,116	6,424	22,027	—	22,027
Inventories	55,935	13,174	8,818	77,927	(4,792)	73,135
Other current assets	5,844	1,447	713	8,004	1,446	9,450
Due from (due to) affiliated companies	508	15,782	(16,290)	—	—	—

Total current assets	106,996	35,695	1,903	144,594	(3,346)	141,248
Property, plant and equipment, net	43,774	19,791	11,626	75,191	—	75,191
Investment in subsidiaries	66,128	4,208	—	70,336	(70,336)	—
Debt issuance costs and other assets, net	4,544	13,475	1,465	19,484	—	19,484

Total assets	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,135	$2,258	$1,732	$30,125	$632	$30,757
Current maturity of related party note payable	675	—	—	675	—	675
Current maturities of long-term debt and capital lease obligations	10,096	3	—	10,099	—	10,099
Other current liabilities	40,485	6,826	4,333	51,644	—	51,644

Total current liabilities	77,391	9,087	6,065	92,543	632	93,175
Long-term related party note payable, net of current maturity	687	—	—	687	—	687
Long-term debt and capital lease obligations, net of current maturities	311,777	—	—	311,777	—	311,777
Other liabilities	18,225	2,549	892	21,666	—	21,666

Total liabilities	408,080	11,636	6,957	426,673	632	427,305

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Preferred stock	94,196	—	—	94,196	—	94,196
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	185,036	3,031	12,331	200,398	(15,362)	185,036
Retained earnings (accumulated deficit)	(467,391)	57,501	(3,558)	(413,448)	(57,922)	(471,370)
Accumulated comprehensive loss	(3)	—	(765)	(768)	—	(768)

Total shareholders’ equity (deficit)	(186,638)	61,533	8,037	(117,068)	(74,314)	(191,382)

Total liabilities and shareholders’ equity (deficit)	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

Condensed Consolidating Balance Sheet
As of March 31, 2004

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$33,696	$321	$1,114	$35,131	$—	$35,131
Restricted cash	—	—	424	424	—	424
Accounts receivable, net	15,006	3,902	6,492	25,400	—	25,400
Inventories, net	58,967	19,099	10,574	88,640	(5,828)	82,812
Other current assets	6,962	1,584	3,814	12,360	1,662	14,022
Due from (due to) affiliated companies	(595)	21,022	(20,427)	—	—	—

Total current assets	114,036	45,928	1,991	161,955	(4,166)	157,789
Property, plant and equipment, net	42,212	20,061	11,629	73,902	—	73,902
Investment in affiliates	70,698	1,958	—	72,656	(72,656)	—
Debt issuance costs and other assets, net	12,288	13,415	1,477	27,180	—	27,180

Total assets	$239,234	$81,362	$15,097	$335,693	$(76,822)	$258,871

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,463	$2,862	$2,120	$26,445	$631	$27,076
Current maturity of related party note payable	675	—	—	675	—	675
Current maturities of long-term debt and capital lease obligations	11,331	171	122	11,624	—	11,624
Other current liabilities	47,062	9,625	5,322	62,009	—	62,009

Total current liabilities	80,531	12,658	7,564	100,753	631	101,384
Long-term related party note payable, net of current maturity	687	—	—	687	—	687
Long-term debt and capital lease obligations, net of current maturities	462,073	311	317	462,701	—	462,701
Other liabilities	19,169	2,638	1,056	22,863	—	22,863

Total liabilities	562,460	15,607	8,937	587,004	631	587,635

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	140,922	3,031	12,331	156,284	(15,362)	140,922
Retained earnings (accumulated deficit)	(465,675)	61,723	(5,459)	(409,411)	(61,061)	(470,472)
Accumulated other comprehensive income (loss)	3	—	(741)	(738)	—	(738)

Total shareholders’ equity (deficit)	(323,226)	65,755	6,160	(251,311)	(77,453)	(328,764)

Total liabilities and shareholders’ equity (deficit)	$239,234	$81,362	$15,097	$335,693	$(76,822)	$258,871

Condensed Consolidating Cash Flow Statement
For the Three Months Ended March 31, 2003

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(23,666)	$11,484	$3,239	$—	$(8,943)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,017)	(885)	(690)	—	(4,592)
Payment for acquisition, net of cash acquired	(1,799)	(10,631)	—	—	(12,430)
Proceeds from the sale of property, plant and equipment	23	(1)	—	—	22

Net cash used in investing activities	(4,793)	(11,517)	(690)	—	(17,000)

Cash flows from financing activities:
Book overdraft	2,453	694	—	—	3,147
Payments of principal under capital lease obligations	(237)	—	(554)	—	(791)
Payment of principal of other bank debt	—	(750)	—	—	(750)

Net cash provided by (used in) financing activities	2,216	(56)	(554)	—	1,606

Effect of cumulative translation adjustment	(3)	—	1	—	(2)

Net increase (decrease) in cash	(26,246)	(89)	1,996	—	(24,339)
Cash at beginning of year	66,775	317	1,019	—	68,111

Cash at end of period	$40,529	$228	$3,015	$—	$43,772

Condensed Consolidating Cash Flow Statement
For the Three Months Ended March 31, 2004

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cast provided by (used in) operating activities	$(5,455)	$1,081	$(779)	$—	$(5,153)
Cash flows from investing activities:
Purchases of property, plant and equipment	(473)	(466)	(369)	—	(1,308)
Increase in restricted cash	—	—	424	—	424

Net cash provided by (used in) investing activities	(473)	(466)	55	—	(884)

Cash flows from financing activities:
Book overdraft	2,831	(411)	—	—	2,420
Payments of principal under capital lease obligations	(329)	(59)	—	—	(388)
Payments of principal under Senior Credit Facility	(168,682)	—	—	—	(168,682)
Proceeds from borrowings under New Senior Credit Facility	320,000	—	—	—	320,000
Debt issuance costs	(9,125)	—	—	—	(9,125)
Payment of preferred stock repurchase	(109,459)	—	—	—	(109,459)
Payments of preferred stock dividends	(29,541)	—	—	—	(29,541)
Preferred stock repurchase costs	(299)	—	—	—	(299)

Net cash provided by (used in) financing activities	5,396	(470)	—	—	4,926

Effect of cumulative translation adjustment	6	—	24	—	30

Net increase (decrease) in cash	(526)	145	(700)	—	(1,081)
Cash at beginning of year	34,222	176	2,238	—	36,636

Cash at end of period	$33,696	$321	$1,538	$—	$35,555

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes thereto, which are included elsewhere herein. Unless otherwise mentioned, all references to the number of Decorating Consultants, number of orders shipped and average order size relate to domestic direct sales activity only.

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

     In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.

     All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) Decorating Consultant recruiting and activity levels; (ii) loss or retirement of key members of management; (iii) imposition of foreign, federal or state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of new products and promotion programs; (vii) general economic conditions and (viii) the success of integrating acquired businesses. Many of these factors will be beyond the control of the Company.

     Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

Company Background

     The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of March 31, 2004, the Company has approximately 94,200 active Decorating Consultants located in the United States, Mexico, Canada and Puerto Rico. The Company’s direct sales are dependent upon the number of Decorating Consultants selling the Company’s products and their resulting productivity. Decorating Consultant productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Decorating Consultants new incentives and discounts timed to generate additional sales. The Company also sells products to customers outside of its direct selling channel.

     To stimulate sales within the direct selling channel, the Company offers a variety of discounts and incentives to Decorating Consultants. The amount and timing of discounts and incentives vary from year to year. The cost of discounts is reflected in the Company’s net sales while the cost of incentives is reflected in selling expense.

Company Direct Selling Strategy

     The Company has evolved its strategy to put greater focus on what management believes to be the key drivers of the direct selling business - recruiting, retention and productivity of the Decorating Consultant base.

     The Company recognizes the need to continue to attract and retain new Decorating Consultants. As of March 31, 2004, the Company’s active Decorating Consultant base in the United States increased 13.9% to approximately 72,200 active Decorating Consultants from approximately 63,400 as of March 31, 2003. This increase was a result of the Company’s continued focus on key areas such as Decorating Consultant understanding and awareness of the Hostess program, improved training and business guides, and a more clearly defined and communicated career path as reflected in the new recruit program.

     The retention of experienced Decorating Consultants requires operational focus on several areas: product distribution fulfillment rates, product selection and sales training and motivation. Fulfillment rates for product distribution remained strong at approximately

99% as of March 31, 2004. The Company is continuing to introduce new products during 2004, which complement the current line of products, in an attempt to give the product line a fresh and more innovative look. The Company’s “Recertification” program educates Decorating Consultants on how to become more effective Directors and Trainers by helping them develop and enhance their leadership skills.

     Decorating Consultant training and motivation requires the introduction of sales promotion and development activities directed at helping Decorating Consultants increase their productivity. Sales tools such as “Power Paks” and the Company’s “HIG Creative Concepts” DVD/video series have helped the field leadership plan and present more effective sales meetings and training sessions for the Decorating Consultants.

Company Manufacturing and Wholesale Strategy

     The Company refers to its manufacturing or wholesale supply operations as “Domistyle”, a uniquely positioned home décor manufacturing and design operation that not only sells to the Company’s core direct selling business, but also sells to the Company’s wholesale supply channel.

     The Company continues to emphasize products from its wholesale supply operation in the direct selling channel, which the Company believes provides opportunities for gross margin improvements and leverages the fixed expense component of its cost structure. During the three months ended March 31, 2004, approximately 55.6% of the dollar volume of products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company’s subsidiaries. The Company believes that this increased focus of the Company’s manufacturing strategy has supported Decorating Consultant productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.

     The Company’s Domistyle operation increased sales to customers outside of the direct selling channel by $2.4 million or 39.3%. Wholesale supply sales by the Company were $8.5 million for the three months ended March 31, 2004, as compared to $6.1 million for the three months ended March 31, 2003. The Company is currently evaluating its manufacturing operations in Mexico.

Recent Developments

Refinancing of Senior Credit Facility

     On March 31, 2004, the Company entered into a senior credit facility, “New Senior Credit Facility”, with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, as administrative agent, and the several lenders from time to time parties thereto, pursuant to which the Company, among other things, refinanced loans outstanding under the Company’s existing credit facility. The New Senior Credit Facility provides for a seven-year term loan facility of up to $320.0 million, “Term Loans”, and a $50.0 million five-year revolving credit facility, “Revolving Loans”.

     On March 31, 2004, $320.0 million in proceeds received from the Term Loans were used to complete the following transactions:

•	For an aggregate purchase price of $139.0 million, the Company repurchased all of the Company’s outstanding shares of its 12.5% Senior Convertible Preferred Stock, pursuant to a Stock Purchase Agreement, dated March 31, 2004, among the Company and certain affiliates of the Company’s controlling stockholders.

•	$169.1 million of the proceeds were used to pay off the existing credit facility which included an outstanding debt balance, related partial year interest, commitment fees, and outstanding letter of credit fees.

•	$9.4 million of the proceeds were used to pay legal and advisory fees associated with the Preferred Stock Repurchase and pay off of the existing credit facility, and New Senior Credit Facility debt issuance costs.

     There were no amounts drawn under the Revolving Loans and the remaining net Term Loan proceeds of approximately $2.5 million were used for general working capital purposes.

     Borrowings under the New Senior Credit Facility require quarterly principal and interest payments. The term loan facility matures on March 31, 2011. The revolving loan facility matures on March 31, 2009. The Company may, at its option, prepay the Term Loans and Revolving Loans without premium or penalty. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The Company is subject to accelerated payments in the event that the Senior Subordinated Notes are not refinanced in whole through issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering by December 1, 2007. If the Senior Subordinated notes are not refinanced by December 1, 2007, all term loans outstanding will be due and payable on that date. Accordingly, the Company is amortizing its debt issue costs over the period from March 31, 2004 through December 1, 2007. The New Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company’s wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly owned subsidiaries. There are no material restrictions on the Company’s ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

     The Term Loans under the New Senior Credit Facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the Base Rate Basis plus an applicable margin. The Base Rate Basis is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. For the revolving loans the applicable LIBOR margin and Base Rate margin are subject to adjustments, upwards or downwards after December 31, 2004, based upon the leverage ratio as defined by the New Senior Credit Agreement. The interest rates on all borrowings outstanding under the New Senior Credit Facility were based on LIBOR as of March 31, 2004. The weighted-average interest rate on the Term borrowings outstanding at March 31, 2004 was 5.41%.

     The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of March 31, 2004. Outstanding letters of credit totaled $4.2 million as of March 31, 2004.

     The terms of the Notes and New Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers, acquisitions or consolidations, make investments and pay dividends. In addition, under the New Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including fixed charge coverage ratios, maximum leverage ratios, capital expenditure measurements, and Adjusted EBITDA measurements.

Results of Operations

The three months ended March 31, 2004 compared to the three months ended March 31, 2003

			Amount	Percentage
	2003	2004	Variance	Variance
Net Sales
Domestic direct net sales to non-affiliates	$109,918	$108,529	$(1,389)	(1.3)%
International direct net sales to non-affiliates	10,093	14,260	4,167	41.3%
Domistyle net sales to non-affiliates	6,110	8,502	2,392	39.1%

Net sales	$126,121	$131,291	$5,170	4.1%

Other Key Domestic Data
Number of average active Decorating Consultants	63,700	71,500	7,800	12.2%
Number of average active international Decorating Consultants	17,000	24,700	7,700	45.3%
Number of orders shipped	214,266	243,732	29,466	13.8%
Number of orders per Decorating Consultant	3.4	3.4	0	0.0%
Average order size	$513	$445	$(68)	(13.3)%

     Net sales increased $5.2 million, or 4.1%, to $131.3 million in the three months ended March 31, 2004 from $126.1 million in the comparable period in 2003. Domestic direct net sales to non-affiliates decreased $1.4 million or 1.3% in the three-month period ended March 31, 2004 as compared to the three months ended March 31, 2003. The primary variables that impact domestic direct net sales include the number of Decorating Consultants, the number of orders shipped, the number of orders per Decorating Consultant and average order size. The average order size decreased 13.3% to $445 in the three months ended March 31, 2004 as compared to $513 for the comparable period in 2003. The Company believes the decrease in average order size is due to the increase of new Decorating Consultants, who are historically less productive, an increase in individual customer brochure product sales, and the timing of incentive promotions. International direct sales to non-affiliates increased $4.2 million or 41.3% in the comparable three-month periods primarily related to the increase in Decorating Consultant to non-affiliates in Mexico, Canada and Puerto Rico. The average number of international active Decorating Consultant increased 45.3 % to 24,700 for the three month period ending March 31, 2004 from 17,000 in 2003. Domistyle sales to non-affiliates increased 39.1% or $2.4 million over the comparable quarters as the Company continues to expand the wholesale supply channel.

     Gross profit increased $0.9 million, or 1.3%, to $72.1 million in the three months ended March 31, 2004 from $71.2 million in the three months ended March 31, 2003. As a percentage of net sales, gross profit decreased to 54.9% in the first quarter of 2004 from 56.5% in the first quarter of 2003. The decrease in gross profit as a percentage of net sales is primarily due to an inventory reserve adjustment in the first quarter of 2003 that increased gross margin by $0.8 million related to recalled product. In addition, as the International Decorating Consultant and Domistyle sales increase, gross profit as a percentage of total sales declines slightly, since the International sales generally have a lower margin than domestic Decorating Consultant sales.

     Selling expense increased $6.3 million or 30.7% to $26.8 million in the three months ended March 31, 2004 from $20.5 million in the comparable period of 2003. As a percentage of net sales, selling expense increased to 20.4% as of the quarter ended March 31, 2004 from 16.3% in the comparable period of 2003. The increase as a percentage of sales is primarily due to new royalty agreements on product sales in 2004 with Better Homes and Gardens and The Thomas Kinkade Company, and the cost and timing of accruals for sales events and incentive trips. Royalties paid on product sales related to the new royalty agreements was $0.8 million in 2004. There was a sales event, “Celebrate”, held in the first quarter of 2004 which replaced the “Rally” sales event that was held during the third quarter of previous years and a new incentive trip accrued in the first quarter of 2004 with costs of $1.3 million and $1.1, million respectively. In addition, in 2003 there was a one-time benefit related to expired sales incentive certificates of $1.4 million.

     Freight, warehouse and distribution expense increased $1.4 million, or 9.0%, to $17.0 million in the three months ended March 31, 2004 from $15.6 million in the three months ended March 31, 2003. These costs were 13.0% of net sales in the 2004 period, as compared to 12.4% in the comparable 2003 period. This increase in freight, warehouse and distribution expense as a percentage of sales was primarily due to the increase in freight, labor and packaging supplies costs as a result of the 13.8% increase in the number of domestic orders shipped in 2004 over the comparable period of 2003 and the 13.3% decrease in the average order size.

     General and administrative expense increased $2.3 million, or 14.7%, to $17.9 million in the three months ended March 31, 2004, from $15.6 million in the three months ended March 31, 2003. The increase consists primarily of a $0.7 million increase in corporate reorganization costs, a $1.7 million increase in additional subsidiary expenses primarily as a result of the timing of acquisitions occurring during the first quarter of 2003, and increased overhead costs due to higher sales in 2004 in the international direct sales and Domistyle channels. Included in general and administrative expense are certain additional non-recurring costs related to excess facilities, corporate organizational realignment expenses, and strategic planning consulting expenses. These costs were approximately $1.5 million and $0.8 million for the quarters ended March 31, 2004 and 2003, respectively.

     Loss on debt refinancing of $1.1 million in the first quarter of 2004 was a result of the write-off of $0.4 million of unamortized debt issuance costs and $0.7 million of legal and advisory fees related to the debt restructure in March, 2004.

     Stock option expense of approximately $1.0 million was recorded in the three months ended March 31, 2004, as compared to $0.9 million in the comparable 2003 period related to compensation expense on options issued under the 1998 and 2002 Key Employee Stock Option Plans.

     Income taxes decreased $3.8 million to $0.5 million in the three months ended March 31, 2004 from $4.3 million in the comparable period of 2003 as a result of a decrease in income before taxes for the comparable periods. The effective tax rate is 37.7% as of the first quarter of 2004 versus 37.5% as of the first quarter of 2003.

Segment Profitability

     The Company’s reportable segments include its domestic and international direct sales operations and Domistyle. The Company’s manufacturing operations are part of the Domistyle segment, which sells the majority of its products to the Company. As a result, Domistyle sales generally follow the Company’s domestic sales trend. International operations include direct sales by Decorating Consultants in Mexico, Canada and Puerto Rico. International direct sales are directly attributable to the number of international Decorating Consultants the Company has selling its products. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, reorganization costs, non-cash expense for stock options, loss on debt restructure, Hicks Muse management fees, and loss on disposition of assets, (defined as “Adjusted EBITDA”). The Company also uses Adjusted EBITDA as a performance measure due to the Company’s required compliance thresholds for Adjusted EBITDA covenants under the New Senior Credit Facility. See Note 7 to the Company’s

Unaudited Consolidated Financial Statements included herein for a reconciliation of net income to Adjusted EBITDA.

The three months ended March 31, 2004 compared to the three months ended March 31, 2003

     Consolidated net sales increased $5.2 million, or 4.1%, to $131.3 million in the three months ended March 31, 2004, from $126.1 million in the comparable 2003 period. Consolidated Adjusted EBITDA decreased $8.5 million, or 30.7%, to $19.2 million in the quarter ended March 31, 2004 from $27.7 million in the quarter ended March 31, 2003. See discussion in “Results of Operations.”

Direct Selling

     Domestic

     Domestic net sales to non-affiliates and affiliates increased $0.6 million, or 0.5% to $115.2 million in the three months ended March 31, 2004 from $114.6 million in the same period of 2003. Of this increase, domestic net sales to affiliates increased by $2.1 million or 45.7% to $6.7 million in 2004 from $4.6 million in 2003. The increase in net sales to affiliates is directly attributable to the net sales increase in the international direct selling segment. Domestic net sales to non-affiliates decreased $1.4 million or 1.3% to $108.5 million for the first quarter 2004 from $109.9 million for the first quarter 2003. The primary sales drivers for non-affiliate sales are average order size, Decorating Consultant productivity, and number of active Decorating Consultants. Average order size decreased 13.3% to $445 in the first quarter of 2004 from $513 in the first quarter of 2003. Domestic Adjusted EBITDA decreased $5.9 million or 37.1% to $10.0 million in the quarter ended March 31, 2004 as compared to $15.9 million in the comparable 2003 period. The primary reasons for the decrease are discussed in the “Results of Operations.”

     International

     International direct sales include sales in Mexico, Canada and Puerto Rico. These sales increased $4.2 million, or 41.6%, to $14.3 million in the three months ended March 31, 2004, from $10.1 million in the three months ended March 31, 2003. This increase is primarily due to the increase in the Decorating Consultant base in Mexico, Canada, and Puerto Rico. As of March 31, 2004, the Decorating Consultant base was approximately 19,700, 1,300 and 900 in Mexico, Canada and Puerto Rico, respectively, as compared to 14,600, 800 and 600 in the comparable period of 2003. Adjusted EBITDA increased $0.7 million, or 140.0%, to $1.2 million in the quarter ended March 31, 2004 as compared to $0.5 million in the quarter ended March 31, 2003.

Domistyle

     The Company is in the process of trying to expand its wholesale supply sales to non-affiliate resellers through its Domistyle segment. Sales to non-affiliate resellers for the three-month period increased $2.4 million or 39.3% to $8.5 million in 2004 as compared to $6.1 million in the comparable period of 2003. The increased sales to non-affiliate resellers accounted for 19.5% of Domistyle net sales in the three months ended March 31, 2004 as compared to 15.5% in the three months ended March 31, 2003. Adjusted EBITDA generated through Domistyle decreased $2.7 million or 23.1% to $9.0 million in the quarter ended March 31, 2004 from $11.7 million in the comparable period of 2003. The decrease is mainly attributable to lower margins in the Company’s manufacturing subsidiaries in Mexico.

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

Liquidity and Capital Resources

     The Company’s cash decreased $1.0 million from $36.6 million as of December 31, 2003, to $35.6 million at March 31, 2004. The decrease resulted primarily from $5.2 million and $0.9 million of net cash used by operating and investing activities, respectively, which was offset in part by $4.9 million of net cash provided by financing activities.

     Net cash of $5.2 million used by operating activities consisted primarily of $7.7 million provided by net income, as adjusted for non-cash items, and $12.9 million used by working capital. Working capital usage consisted primarily of a $9.2 million increase in inventory balances, a $4.2 million increase in accounts receivable, a $3.3 million increase in prepaid expenses and a decrease of $3.9 in accounts payable, which was offset by a $7.8 million increase in deferred revenue.

     Net cash of $0.9 million used in investing activities was a result of approximately $1.3 million of cash used for purchases of property, plant and equipment, which was offset by a $0.4 million increase in restricted cash.

     Net cash of $4.9 million provided by financing activities was primarily a result of the Company’s refinancing of its existing credit facility plus a $2.4 million increase in the book overdraft. The New Senior Credit Facility provided $320.0 million in cash. From those proceeds the Company paid $168.7 million to pay off the existing credit facility, $109.5 million to redeem the Company’s preferred stock, plus $29.5 million of accumulated preferred stock dividends, and paid approximately $9.4 million for debt issuance costs and preferred stock repurchase costs. There were no amounts drawn or paid under the revolving credit facilities during the first quarter of 2004.

     Payments on the Notes and the New Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and continue semi-annually until the Notes mature in 2008. The Company has the option to redeem the Notes in whole or in part at any time. The Term Loans under New Senior Credit Facility which have a maturity date of March 31, 2011, require quarterly interest and principal payments starting on June 30, 2004. In addition, the New Senior Credit Facility includes a $50.0 million five-year revolving credit facility which matures on March 31, 2009. As of March 31, 2004, there were no outstanding Revolving Loans.

     During the first quarter of 2004, the Company paid a total of $171.2 million in debt service, consisting of principal payments under the existing credit facility of $168.7 million, interest and commitment fees under the existing credit facility of approximately $2.5 million, and zero interest on the Notes.

     The terms of the Notes and New Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments, and pay dividends. In addition, under the New Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, including consolidated Adjusted EBITDA measurements, as defined per the New Senior Credit Facility agreement, minimum fixed charge coverage ratios, consolidated leverage ratios, capital expenditure measurements, and consolidated interest coverage ratios.

     As of March 31, 2004, the Company was in compliance with all covenants or other requirements set forth in the credit agreement under the New Credit Facility and indenture with respect to the Notes. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

Contractual Obligations

     The following table summarizes the Company’s contractual obligations at March 31, 2004 and the effects such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$469,100	$10,000	$310,000	$149,100	$—
Capital lease obligations	5,225	1,636	3,589	—	—
Related party note payable	1,362	675	687	—	—
Guaranteed minimum royalty obligation	6,575	3,050	3,525	—	—
Non-cancelable operating lease obligations (net of subleases)	13,140	2,849	7,364	2,927	—
Letters of credit	4,241	4,241	—	—	—

Total contractual obligations	$499,643	$22,451	$325,165	$152,027	$—

     Long-term debt consists of borrowings under the New Senior Credit Facility and Notes. The New Senior Credit Facility borrowings require quarterly principal payments and the Notes require semi-annual interest payments. The Company may, at its option, prepay the term loans without premium or penalty.

     The Company has entered into several capital leases for warehouse equipment, manufacturing equipment and office furniture and fixtures. The initial term of the leases range from three years to seven years. Interest is imputed at a weighted average rate of 6.35% per annum.

     In June of 2003, the Company entered into a twelve-year license agreement (the “License Agreement”) with Meredith Corporation, of which, the first two years are non-cancelable by either party. The agreement provides for earned royalty payments to Meredith Corporation determined by a percentage of net sales and guaranteed annual minimum royalty payments that escalate through the term of the license agreement. In addition to this License Agreement, in February 2004, the Company entered into a two-year license agreement with The Thomas Kinkade Company (the “Licensor”) that provides for earned royalty payments to the Licensor determined by a percentage of net sales and guaranteed minimum royalty payments.

     The Company has several outstanding operating leases related to the Granite facility and additional warehousing space. The majority of the Granite facility has been subleased.

     As of March 31, 2004, the Company had $4.2 million letters of credit outstanding related to insurance policies.

     At March 31 2004 the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity or market or credit risk that could arise if the Company had engaged in such relationships.

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

     As a result of the interest pricing mechanism associated with the New Senior Credit Facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company’s desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. The Company is in the process of finalizing an interest rate swap agreement with a start date of September 28, 2004, to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under the agreement, the Company pays, on a quarterly basis, interest at a fixed rate of 3.82%. The agreement has a $100.0 million notional amount of indebtedness. The Company receives a variable rate of interest under the swaps based on the three-month London Inter-Bank Offer Rate (“LIBOR”) excluding the margin paid under the credit facility on a quarterly basis. The swap expires on September 28, 2007. In addition, the Company does not use derivative instruments for trading or speculative purposes.

     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates based upon existing terms and does not take into account the impact of the interest rate swap agreement mentioned above. The interest rates are estimated based on actual and implied forward rates using a yield as of April 28, 2004. The Notes are at a fixed rate of 10.125% and will mature in 2008.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Total	Fair Value
Variable rate debt	$7,500	$13,750	$15,000	$283,750	—	$320,000	$—
Average interest rate	4.23%	7.14%	8.39%	9.06%	—	—	—
Fixed-rate debt	—	—	—	—	$149,100	$149,100	$150,964
Interest rate	—	—	—	—	10.125%	—	—

Inflation

     Although the Company’s operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company’s operations during the first quarter of 2003 and 2004.

Adoption of Accounting Standards

     In April of 2004, the Financial Accounting Standards Board, (“FASB”), issued Staff Position Statement of Financial Accounting Standards No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS 129-1”). FSP FAS 129-1 provides interpretation guidance regarding the disclosure provisions of FASB Statement No. 129 as it applies to contingently convertible securities and the potential dilutive effects on earnings per share. FSP FAS 129-1 is effective as of April 9, 2004 and applies to all existing and newly created securities. The Company has adopted FSP FAS 129-1 on April 9, 2004 and there was not a financial accounting nor disclosure impact associated with its adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange on their financial statements. Refer to the information appearing under the subheading “Market-Sensitive Instruments and Risk Management” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which information is hereby incorporated by reference into this Item 3. All statements other than historical information incorporated into this Item 3 are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, the factors discussed in this report.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
10.1	Credit Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., the several banks and other financial institutions or entities parties thereto, Bear Sterns Corporate Lending Inc. and JPMorgan Chase Bank (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).

10.2	Stock Purchase Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., HI Cayman, L.P. and HI Senior Debt Partners L.P. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).

10.3	Termination and Mutual Release, dated as of March 31, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation, on the one hand, and HI Cayman, L.P., a Cayman Islands exempted limited partnership, and HI Senior Debt Partners, L.P., a Texas limited partnership (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(b)	REPORTS ON FORM 8-K

     On January 12, 2004, the Company filed a current report on Form 8-K with respect to an issued press release announcing that the Company had appointed Mike Lohner as CEO, effective January 1, 2004.

     On February 27, 2004 the Company filed a current report on Form 8-K with respect to entering into a commitment letter with two financial institutions pursuant to which the Company intends to refinance loans outstanding under its existing senior credit facility.

     On April 2, 2004 the Company filed a current report on Form 8-K with respect to entering into the following agreements:

•	Credit Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., the several banks and other financial institutions or entities parties thereto, Bear Sterns Corporate Lending Inc. and JPMorgan Chase Bank.

•	Stock Purchase Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., HI Cayman, L.P. and HI Senior Debt Partners, L.P.

•	Termination and Mutual Release, dated as of March 31, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation, on the one hand, and HI Cayman, L.P., a Cayman Islands exempted limited partnership, and HI Senior Debt Partners, L.P., a Texas limited partnership.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.

	By:	/s/ KENNETH J. CICHOCKI

Kenneth J. Cichocki Sr.
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)
Date: May 13, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1	Credit Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., the several banks and other financial institutions or entities parties thereto, Bear Sterns Corporate Lending Inc. and JPMorgan Chase Bank (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).

10.2	Stock Purchase Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., HI Cayman, L.P. and HI Senior Debt Partners L.P. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).

10.3	Termination and Mutual Release, dated as of March 31, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation, on the one hand, and HI Cayman, L.P., a Cayman Islands exempted limited partnership, and HI Senior Debt Partners, L.P., a Texas limited partnership (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.