Form 10-Q
period 2004-06-30
HOME INTERIORS & GIFTS INC
filed 2004-08-12
CIK 1067541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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
Yes [   ] No [X]

As of August 12, 2004, 15,240,218 shares of the Company’s common stock, par value $0.10 per share, were outstanding.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION
Item 1. Unaudited Interim Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004	3
Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2003 and 2004	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2004	5
Notes to Unaudited Interim Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risk	30
Item 4. Controls and Procedures	30
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 5. Other Information	31
Item 6. Exhibits and Reports on Form 8-K	32
Employment & Non-Compete Agreement
Executive Employment Agreement
Letter of Agreement
Confidential Separation Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and June 30, 2004

		(Unaudited)
	December 31,	June 30,
	2003	2004
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash	$36,636	$20,419
Accounts receivable, net	22,027	27,053
Inventories, net	73,135	83,181
Deferred income tax asset	6,006	9,837
Assets held for sale	—	178
Other current assets	3,444	8,083

Total current assets	141,248	148,751
Property, plant and equipment, net	75,191	68,969
Debt issuance costs, net	3,956	10,960
Goodwill	14,519	13,570
Assets held for sale	—	488
Other assets, net	1,009	891

Total assets	$235,923	$243,629

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Book overdraft	$4,913	$4,953
Accounts payable	30,757	24,042
Accrued seminars and incentive awards	15,592	18,390
Royalties payable to decorating consultants	8,109	4,871
Accrued compensation	4,796	4,528
Current maturity of related party note payable	675	675
Current maturities of long-term debt and capital lease obligations	10,099	12,974
Other current liabilities	18,234	22,515

Total current liabilities	93,175	92,948
Long-term related party note payable, net of current maturity	687	687
Long-term debt and capital lease obligations, net of current maturities	311,777	458,736
Deferred income tax liability	2,586	3,782
Other liabilities	19,080	19,105

Total liabilities	427,305	575,258

Commitments and contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share 10,000,000 shares authorized 96,058.98 shares designated as cumulative 12.5% Senior Convertible Preferred Stock at a liquidation value of $1,000 per share, 96,058.98 shares issued and repurchased	94,196	—
Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and outstanding	1,524	1,524
Additional paid-in capital	185,036	141,865
Accumulated deficit	(471,370)	(474,253)
Accumulated other comprehensive loss	(768)	(765)

Total shareholders’ deficit	(191,382)	(331,629)

Total liabilities and shareholders’ deficit	$235,923	$243,629

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2003 and 2004
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net sales	$150,818	$132,875	$276,784	$263,791
Cost of goods sold	65,885	61,235	120,267	119,804

Gross profit	84,933	71,640	156,517	143,987

Selling, general and administrative:
Selling	26,270	27,023	46,771	53,864
Freight, warehouse and distribution	18,269	17,387	33,891	34,408
General and administrative	16,071	17,998	31,582	35,678
Loss on the disposition of assets	289	1,517	293	1,517
Stock option expense	1,291	943	2,215	1,932
Loss on debt refinancing	—	—	—	1,071

Total selling, general and administrative	62,190	64,868	114,752	128,470

Operating income	22,743	6,772	41,765	15,517

Other income (expense):
Interest income	69	89	225	159
Interest expense	(6,800)	(9,183)	(13,862)	(16,187)
Other income (expense), net	396	(457)	303	(380)

Other income (expense), net	(6,335)	(9,551)	(13,334)	(16,408)

Income loss from continuing operations before income taxes	16,408	(2,779)	28,431	(891)
Income tax provision (benefit)	5,978	(2,259)	10,451	(1,716)

Income (loss) from continuing operations	10,430	(520)	17,980	825

Discontinued operations (Note 6):
Loss from operations of discontinued ceramics manufacturing	635	3,261	1,080	3,708
Income tax benefit	58	—	186	—

Discontinued operations loss, net of tax	577	3,261	894	3,708

Net income (loss)	9,853	(3,781)	17,086	(2,883)

Other comprehensive income (loss):
Cumulative translation adjustment	345	(27)	343	3

Other comprehensive income (loss)	345	(27)	343	3

Comprehensive income (loss)	$10,198	$(3,808)	$17,429	$(2,880)

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2004
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$17,086	$(2,883)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,662	7,502
Impairment of goodwill	—	1,060
Impairment of property, plant, and equipment	—	1,409
Amortization of debt issuance costs	555	1,051
Provision for doubtful accounts	1,427	1,625
Provision for losses on inventories	(2,723)	841
Loss on debt refinancing	—	1,071
Loss on disposition of assets	293	1,517
Stock option expense	2,215	1,932
Deferred tax benefit	(1,963)	(714)
Changes in assets and liabilities:
Accounts receivable	(13,805)	(6,651)
Inventories	(29,239)	(11,110)
Other current assets	(1,507)	(6,561)
Other assets	(137)	150
Accounts payable	12,249	(6,562)
Related party payable	—	(661)
Income taxes payable	6,328	(2,934)
Other current liabilities	(10,146)	7,095

Total adjustments	(28,791)	(9,940)

Net cash used in operating activities	(11,705)	(12,823)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,546)	(3,036)
Business acquisitions, net of cash acquired	(12,430)	—
Proceeds from the sale of property, plant and equipment	23	4

Net cash used in investing activities	(20,953)	(3,032)

Cash flows from financing activities:
Book overdraft	(804)	40
Payments of principal under capital lease obligations	(1,165)	(799)
Proceeds from borrowings under New Senior Credit Facility	—	320,000
Payments of principal under Senior Credit Facility	(14,187)	(168,682)
Payments of principal under New Senior Credit Facility	—	(2,500)
Debt issuance costs	—	(9,125)
Payment of principal of other bank debt	(750)	—
Preferred stock repurchase costs	—	(299)
Payment of preferred stock repurchase	—	(109,459)
Payment of preferred stock dividends	—	(29,541)

Net cash used in financing activities	(16,906)	(365)

Effect of cumulative translation adjustment	343	3

Net decrease in cash	(49,221)	(16,217)
Cash at beginning of year	68,111	36,636

Cash at end of period	$18,890	$20,419

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Background

     Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by net sales. The Company’s products include, but are not limited to, framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, and tableware (the “Products”). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives (“Decorating Consultants”) who resell the Products primarily through one-on-one sales, brochure sales and through the “party-plan” method of conducting in-home presentations to potential customers. The Company has approximately 95,600 active Decorating Consultants located in the United States, Mexico, Canada and Puerto Rico.

     The Company has been located in Dallas, Texas since its inception in 1957. Currently the majority of the Company’s outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).

     The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. During the first six months of 2004, approximately 53% of the dollar volume of Products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company’s subsidiaries. In addition to the Products sold to the Company for the direct selling channel, certain subsidiaries have a growing presence in the wholesale supply market.

2. Significant Accounting Policies

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The final day of the quarters ended June 30, 2003 and 2004 included in the accompanying unaudited consolidated financial information was June 28, 2003 and July 3, 2004, respectively.

     The consolidated financial information as of June 30, 2004 and for the three months and six months ended June 30, 2003 and 2004 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2004 and December 31, 2003, its operating results and comprehensive income for the three months and six months ended June 30, 2003 and 2004, and its cash flows for the six months ended June 30, 2003 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 as filed with the SEC.

Reclassifications

     Certain reclassifications have been made to prior period balances to conform with the current year presentation.

     The Company has reclassified the operating losses attributed to the discontinued operations of the ceramics manufacturing plant to losses from discontinued operations in the statement of consolidated operations and comprehensive income for the three and six months ended June 30, 2003 and 2004. The effect of this reclassification increased operating income $.6 million and $1.1 million for the three months and six months ended June 30, 2003. This reclassification had no impact on net income for the three months and six months ended June 30, 2003.

Stock-based Compensations Plans

     The Company has adopted three stock option plans. For Decorating Consultants and independent contractors, the Company has adopted the “Independent Contractor Stock Option Plan” and accounts for options issued under the Independent Contractor Stock Option Plan in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). For key employees, the Company has adopted the “1998 Key Employee Stock Option Plan” and the “2002 Key Employee Stock Option Plan”. The Company accounts for the options issued under the 1998 Key Employee Stock Option Plan and the 2002 Key Employee Stock Option Plan in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed by FAS 123.

Compensation Charge

     SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company’s 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistent with SFAS No. 123, the Company’s compensation cost and net income for the three months and six months ended June 30, 2003 and 2004 would approximate (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss), as reported	$9,853	$(3,781)	$17,086	$(2,883)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	495	446	991	937
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(682)	(507)	(1,263)	(1,027)

Pro forma net income (loss)	$9,666	$(3,842)	$16,814	$(2,973)

3. Inventories, Net

     Inventories, net, consisted of the following as of December 31, 2003 and June 30, 2004 (in thousands):

	December 31,	June 30,
	2003	2004
Raw materials	$9,364	$11,268
Work in process	2,458	2,570
Finished goods	66,212	74,335

	78,034	88,173
Inventory allowance	(4,899)	(4,992)

	$73,135	$83,181

4. Other Current Liabilities

     Other current liabilities consisted of the following as of December 31, 2003 and June 30, 2004 (in thousands):

	December 31,	June 30,
	2003	2004
Interest	$1,258	$1,414
Accrued employee benefits	4,443	3,817
Income taxes payable	2,934	—
Sales taxes	3,498	4,779
Other taxes	1,535	1,343
Deferred revenue	2,033	7,989
Related parties	600	83
Other	1,933	3,090

	$18,234	$22,515

5. Adoption of New Accounting Standards

     In April 2004, the Financial Accounting Standards Board (“FASB”), issued Staff Position Statement of Financial Accounting Standards No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS 129-1”). FSP FAS 129-1 provides interpretation guidance regarding the disclosure provisions of FASB Statement No. 129 as it applies to contingently convertible securities and the potential dilutive effects on earnings per share. FSP FAS 129-1 is effective as of April 9, 2004 and applies to all existing and newly created securities. The Company adopted FSP FAS 129-1 on April 9, 2004 and there was no financial accounting impact associated with its adoption.

6. Discontinued Operations

     In the first quarter of 2003 the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively “Produr”). Produr manufactured glass, ceramics, and metal products and is located in Monterrey, Mexico. In the second quarter of 2004 the Company made the decision to discontinue the manufacture of ceramics products and, also, to close the glass manufacturing plant. The Company has accounted for the shutdown of the manufacturing efforts of ceramics products as discontinued operations in the consolidated statement of operations and comprehensive income for the period ended June 30, 2004, as discussed below. The costs incurred related to the shutdown of the glass manufacturing facility are reflected in continuing operations in the consolidated statement of operations and comprehensive income for the period ended June 30, 2004, since the Company will continue to source glass products from non-affiliated vendors and distribute glass products to non-affiliated retailers, (Note 7 Assets Held for Sale).

     On April 28, 2004, the Company discontinued the manufacture of ceramics products that were produced in its Mexico manufacturing facility due to the loss of a major retail customer to an overseas manufacturer. The Company has no plans to manufacture ceramics products in the future. The Company has incurred approximately $0.6 million in severance costs, $0.1 million in contract termination costs, $1.3 million in impairment of property plant and equipment, and $1.1 million in impairment of goodwill related to the shut-down and disposal activity. The remaining assets related to the manufacture of ceramics products have been classified as assets held for sale and the Company anticipates disposing of all assets within one year.

     The operations and cash flows of the ceramics manufacturing operation have been eliminated from the Company’s ongoing operations as a result of the shut-down, and the Company does not have any continued involvement in the manufacture of ceramics products. The results of operations of ceramics manufacturing have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of ceramics manufacturing were previously reported in the Company’s Domistyle operating segment. Components of amounts reflected as loss on discontinued operations in the Company’s consolidated statements of operations and comprehensive income and statement of financial position are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net sales	$431	$392	$600	$828
Cost of goods sold	742	1,076	1,251	1,776

Gross profit	(311)	(684)	(651)	(948)

Selling, general and administrative:
General and administrative	330	2,454	459	2,632

Total selling, general and administrative	330	2,454	459	2,632

Operating loss	(641)	(3,138)	(1,110)	(3,580)
Other income (expense):
Interest expense	—	—	—	(2)
Other income (expense), net	6	(123)	30	(126)

Other income (expense), net	6	(123)	30	(128)

Loss before income taxes	(635)	(3,261)	(1,080)	(3,708)
Income tax benefit	58	—	186	—

Loss on discontinued operations, net of tax	$(577)	$(3,261)	$(894)	$(3,708)

(Unaudited)
June 30, 2004
Balance sheet data:
Current assets held for sale	$3
Long term assets held for sale	$206

7. Assets Held for Sale

     Assets classified as held for sale include the remaining assets related to the discontinuation of manufacture of ceramics products (Note 6 Discontinued Operations) and the remaining assets related to the manufacture of glass products.

     In May 2004, the Company made the decision to cease the manufacture of glass products, and in June 2004 the glass manufacturing plant was shut down. The Company has incurred approximately $0.9 million in impairment of property, plant and equipment related to the glass plant closure. The remaining assets of the glass manufacturing plant have been classified as assets held for sale in the consolidated statement of financial position, $0.2 million current assets held for sale and $0.2 million long term assets held for sale. The Company anticipates disposing of all assets within one year.

8. Refinancing of Senior Credit Facility

     On March 31, 2004, the Company entered into a senior credit facility, “New Senior Credit Facility”, with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, as administrative agent, and the several lenders from time to time parties thereto, pursuant to which the Company, among other things, refinanced loans outstanding under the Company’s existing credit facility. The New Senior Credit Facility provides a seven-year term loan facility of up to $320.0 million, “Term Loans”, and a $50.0 million five-year revolving credit facility, “Revolving Loans”.

     On March 31, 2004, $320.0 million in proceeds received from the Term Loans were used to complete the following transactions:

•	For an aggregate purchase price of $139.0 million, the Company repurchased all of the Company’s outstanding shares of its 12.5% Senior Convertible Preferred Stock, pursuant to a Stock Purchase Agreement, dated March 31, 2004, among the Company and certain affiliates of the Company’s controlling stockholders the “Preferred Stock Repurchase”.

•	$169.1 million of the proceeds were used to pay off the existing credit facility which included an outstanding debt balance, related partial year interest, commitment fees, and outstanding letter of credit fees.

•	$9.4 million of the proceeds were used to pay legal and advisory fees associated with the Preferred Stock Repurchase and to pay off of the existing credit facility, and New Senior Credit Facility debt issuance costs.

     There were no amounts drawn under the Revolving Loans and the remaining Term Loan proceeds of approximately $2.5 million were used for general working capital purposes.

     As a result of the existing credit facility refinancing, the Company recognized a $1.1 million loss related to a $0.4 million write-off of unamortized debt issuance costs and $0.7 million of legal and advisory costs for the six month period ended June 30, 2004. The Company also incurred debt issuance costs related to the New Senior Credit Facility of $8.4 million that were deferred. As a result of the Preferred Stock Repurchase, the Company recognized a $45.1 million reduction in additional paid-in-capital related to $29.5 million preferred stock dividends paid, $15.3 million premium paid in excess of the liquidation value of the preferred stock, and $0.3 million of legal and advisory fees.

     Borrowings under the New Senior Credit Facility require quarterly principal and interest payments. The term loan facility matures on March 31, 2011 and the revolving loan facility matures on March 31, 2009 provided that in the event that the senior subordinated notes (“Notes”) are not refinanced in whole on or prior to December 1, 2007 through the issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering, then all Term Loans outstanding will be due and payable and the revolving credit facility will terminate on that date. Accordingly, the Company is amortizing its debt issuance costs over the period from March 31, 2004 through December 1, 2007. The Company may, at its option, prepay the Term Loans and Revolving Loans without premium or penalty provided that in certain circumstances prepayment of the Term Loans on or prior to the first anniversary of the closing date of the New Senior Credit Facility must be accompanied by a 1% prepayment premium. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The New Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company’s wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly owned domestic subsidiaries. There are no material restrictions on the Company’s ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

     The Term Loans under the New Senior Credit Facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. For the Revolving Loans the applicable LIBOR margin and Alternate Base Rate margin are subject to adjustments, upwards or downwards after December 31, 2004, based upon the leverage ratio as defined by the New Senior Credit Agreement. The interest rates on all borrowings outstanding under the New Senior Credit Facility were based on LIBOR as of June 30, 2004. As of June 30, 2004, term borrowings outstanding totaled $317.5 million. The weighted-average interest rate on the Term Loan borrowings outstanding at June 30, 2004 was 5.41%.

     The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of June 30, 2004. Outstanding letters of credit totaled $4.2 million as of June 30, 2004.

     The terms of the Notes and New Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers, acquisitions or consolidations, make investments and pay dividends. In addition, under the New Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, an interest coverage ratio, maximum leverage ratio, and maximum capital expenditures as defined per the New Senior Credit Facility agreement.

     A summary of long-term debt obligations under the New Senior Credit Facility as of June 30, 2004 is as follows (in thousands):

Term Loans, interest at LIBOR plus an applicable margin (5.41%)	$317,500
Less current maturities	(11,250)

$306,250

The following table represents a summary of the maturities of Term Loans under the New Senior Credit Facility as of June 30, 2004 (in thousands):

2004	$5,000
2005	13,750
2006	15,000
2007	283,750

$317,500

9. Income Tax Benefit

     The income tax benefit for the three and six month periods ended June 30, 2004 includes a $1.6 million benefit associated with a deduction the Company will take in its 2004 U.S. tax return for the closure of a subsidiary in Mexico.

10. Segment Reporting

     The Company’s reportable segments are based upon functional lines of business as follows:

•	Direct Selling Domestic — direct seller of home decorative accessories in the United States;

•	Direct Selling International — direct seller of home decorative accessories in Mexico, Canada and Puerto Rico; and

•	Domistyle — wholesale supply operation that manufactures, imports, and distributes candles, framed artwork, mirrors, various types of molded plastic and metal products for affiliates and other non-affiliated resellers.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, unrealized gain on derivatives, taxes, the effects of SAB 101, discontinued operations, depreciation and amortization, reorganization costs, non-cash expense for stock options, losses on debt refinancing, impairment of goodwill, and losses on disposition of assets (defined as “Modified EBITDA”). Prior year’s Modified EBITDA has been recalculated for comparative purposes. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between the Domistyle segment and the direct selling segments, as well as the elimination of the investment in each subsidiary for consolidation purposes. The table below presents information about reportable segments used by the Company’s chief operating decision makers as of and for the three months and six months ended June 30, 2003 and 2004 (in thousands):

	Direct	Direct
	Selling	Selling
Three months ended June 30,	Domestic	International	Domistyle	Eliminations	Consolidated
2003
Net sales to non-affiliates	$131,535	$14,351	$4,932	$—	$150,818
Net sales to affiliates	13,581	—	36,923	(50,504)	—
Modified EBITDA	16,996	2,222	11,229	(1,857)	28,590
2004
Net sales to non-affiliates	$110,751	$16,122	$6,002	$—	$132,875
Net sales to affiliates	8,518	—	33,272	(41,790)	—
Modified EBITDA	6,863	2,112	10,566	(514)	19,027

	Direct	Direct
	Selling	Selling
Six months ended June 30,	Domestic	International	Domistyle	Eliminations	Consolidated
2003
Net sales to non-affiliates	$241,453	$24,444	$10,887	$—	$276,784
Net sales to affiliates	18,222	—	70,158	(88,380)	—
Modified EBITDA	32,637	2,685	23,105	(2,230)	56,197
Total assets	225,119	8,001	85,812	(74,340)	244,592
Goodwill	—	—	12,695	—	12,695
Capital expenditures	4,890	75	3,581	—	8,546
2004
Net sales to non-affiliates	$219,280	$30,382	$14,129	$—	$263,791
Net sales to affiliates	15,216	—	68,459	(83,675)	—
Modified EBITDA	16,598	3,301	19,890	(1,549)	38,240
Total assets	219,077	16,119	82,588	(74,155)	243,629
Goodwill	—	—	13,570	—	13,570
Capital expenditures	1,343	537	1,156	—	3,036

     The following table represents a reconciliation of net income to consolidated Modified EBITDA for the three months and six months ended June 30, 2003 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss)	$9,853	$(3,781)	$17,086	$(2,883)
Effect of SAB 101	(708)	(602)	2,862	2,267
Discontinued operations, net of tax	577	3,261	894	3,708
Interest income	(69)	(89)	(225)	(159)
Interest expense	6,800	9,183	13,862	16,187
Unrealized gain on derivatives	—	(89)	—	(89)
Income tax provision (benefit)	5,978	(2,259)	10,451	(1,716)
Depreciation and amortization	3,960	3,566	7,602	7,421
Stock option expense	1,291	943	2,215	1,932
Loss on debt refinancing	—	—	—	1,071
Reorganization costs	619	7,377	1,157	8,984
Loss on disposition of assets	289	1,517	293	1,517

Modified EBITDA	$28,590	$19,027	$56,197	$38,240

11. Guarantor Financial Data

     Dallas Woodcraft Company, LP, DWC GP, Inc., GIA, Inc., Homco, Inc., Spring Valley Scents, Inc., Laredo Candle Company, L.P., Domistyle, Inc., EM Boehm, Inc., Home Interiors de Puerto Rico, Inc. and HIG Investments, Inc. (collectively, the “Guarantors”) unconditionally, on a joint and several basis, guarantee the Company’s (“Borrower”) payment and performance of its obligation under the New Senior Credit Facility agreement and the Borrower’s 10 1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the “Notes”). The Company’s other subsidiaries, Home Interiors de Mexico, S. de R.L. de C.V., Home Interiors Services de Mexico, S.A. de C.V., HI Ceramics, S.A. de C.V., HI Metals, S.A. de C.V., HI Glass, S.A. de C.V., HI Trading Mexicana, S.A. de C.V., and Home Interiors & Gifts of Canada, Inc. (collectively, the “Non-Guarantors”) have not guaranteed the New Senior Credit Facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2003

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$147,196	$40,394	$14,525	$(51,297)	$150,818
Cost of goods sold	78,682	26,483	10,228	(49,508)	65,885

Gross profit	68,514	13,911	4,297	(1,789)	84,933
Total selling, general and administrative	54,889	2,997	4,304	—	62,190

Operating income (loss)	13,625	10,914	(7)	(1,789)	22,743
Other income (expense), net	(6,359)	105	(92)	11	(6,335)

Income (loss) before income taxes	7,266	11,019	(99)	(1,778)	16,408
Income tax benefit (provision)	(2,055)	(4,043)	120	—	(5,978)
Equity in income (loss) of affiliated companies, net of tax	6,500	(1,345)	—	(5,155)	—

Net income (loss) from continuing operations	11,711	5,631	21	(6,933)	10,430
Discontinued operations loss, net of tax (Note 6)	—	—	577	—	577

Net income (loss)	11,711	5,631	(556)	(6,933)	9,853
Other comprehensive income (loss)	(7)	—	352	—	345

Comprehensive income (loss)	$11,704	$5,631	$(204)	$(6,933)	$10,198

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2003

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$262,970	$78,968	$24,277	$(89,431)	$276,784
Cost of goods sold	139,366	51,484	16,681	(87,264)	120,267

Gross profit	123,604	27,484	7,596	(2,167)	156,517
Total selling, general and administrative	102,010	5,194	7,548	—	114,752

Operating income (loss)	21,594	22,290	48	(2,167)	41,765
Other income (expense), net	(13,314)	191	(232)	21	(13,334)

Income (loss) before income taxes	8,280	22,481	(184)	(2,146)	28,431
Income tax benefit (provision)	(2,620)	(8,006)	175	—	(10,451)
Equity in income (loss) of affiliated companies, net of tax	13,656	(1,754)	—	(11,902)	—

Net income (loss) from continuing operations	19,316	12,721	(9)	(14,048)	17,980
Discontinued operations loss, net of tax (Note 6)	—	—	894	—	894

Net income (loss)	19,316	12,721	(903)	(14,048)	17,086
Other comprehensive income (loss)	(10)	—	353	—	343

Comprehensive income (loss)	$19,306	$12,721	$(550)	$(14,048)	$17,429

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$121,352	$37,857	$16,351	$(42,685)	$132,875
Cost of goods sold	65,075	25,897	12,639	(42,376)	61,235

Gross profit	56,277	11,960	3,712	(309)	71,640
Total selling, general and administrative	53,711	3,072	8,085	—	64,868

Operating income (loss)	2,566	8,888	(4,373)	(309)	6,772
Other income (expense), net	(8,928)	257	(675)	(205)	(9,551)

Income (loss) before income taxes	(6,362)	9,145	(5,048)	(514)	(2,779)
Income tax benefit (provision)	4,323	(1,674)	(394)	4	2,259
Equity in income (loss) of affiliated companies, net of tax	(1,229)	(9,420)		10,649	—

Net income (loss) from continuing operations	(3,268)	(1,949)	(5,442)	10,139	(520)
Discontinued operations loss, net of tax (Note 6)	—	—	3,261		3,261

Net income (loss)	(3,268)	(1,949)	(8,703)	10,139	(3,781)
Other comprehensive income (loss)	1	—	(28)	—	(27)

Comprehensive income (loss)	$(3,267)	$(1,949)	$(8,731)	$10,139	$(3,808)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) For the Six Months Ended June 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$238,568	$79,353	$32,179	$(86,309)	$263,791
Cost of goods sold	126,969	53,812	24,076	(85,053)	119,804

Gross profit	111,599	25,541	8,103	(1,256)	143,987
Total selling, general and administrative	108,179	6,671	13,620	—	128,470

Operating income (loss)	3,420	18,870	(5,517)	(1,256)	15,517
Other income (expense), net	(15,712)	390	(793)	(293)	(16,408)

Income (loss) before income taxes	(12,292)	19,260	(6,310)	(1,549)	(891)
Income tax benefit (provision)	7,399	(5,317)	(586)	220	1,716
Equity in income (loss) of affiliated companies, net of tax	3,341	(11,670)	—	8,329	—

Net income (loss) from continuing operations	(1,552)	2,273	(6,896)	7,000	825
Discontinued operations loss, net of tax (Note 6)	—	—	3,708	—	3,708

Net income (loss)	(1,552)	2,273	(10,604)	7,000	(2,883)
Other comprehensive income (loss)	7	—	(4)	—	3

Comprehensive income (loss)	$(1,545)	$2,273	$(10,608)	$7,000	$(2,880)

Condensed Consolidating Balance Sheet
As of December 31, 2003

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$34,222	$176	$2,238	$36,636	$—	$36,636
Accounts receivable, net	10,487	5,116	6,424	22,027	—	22,027
Inventories, net	55,935	13,174	8,818	77,927	(4,792)	73,135
Other current assets	5,844	1,447	713	8,004	1,446	9,450
Due from (due to) affiliated companies	508	15,782	(16,290)	—	—	—

Total current assets	106,996	35,695	1,903	144,594	(3,346)	141,248
Property, plant and equipment, net	43,774	19,791	11,626	75,191	—	75,191
Investment in subsidiaries	66,128	4,208	—	70,336	(70,336)	—
Debt issuance costs and other assets, net	4,544	13,475	1,465	19,484	—	19,484

Total assets	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,135	$2,258	$1,732	$30,125	$632	$30,757
Current maturity of related party note payable	675	—	—	675	—	675
Current maturities of long-term debt and capital lease obligations	10,096	3	—	10,099	—	10,099
Other current liabilities	40,485	6,826	4,333	51,644	—	51,644

Total current liabilities	77,391	9,087	6,065	92,543	632	93,175
Long-term related party note payable, net of current maturity	687	—	—	687	—	687
Long-term debt and capital lease obligations, net of current maturities	311,777	—	—	311,777	—	311,777
Other liabilities	18,225	2,549	892	21,666	—	21,666

Total liabilities	408,080	11,636	6,957	426,673	632	427,305

Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Preferred stock	94,196	—	—	94,196	—	94,196
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	185,036	3,031	12,331	200,398	(15,362)	185,036
Retained earnings (accumulated deficit)	(467,391)	57,501	(3,558)	(413,448)	(57,922)	(471,370)
Accumulated comprehensive loss	(3)	—	(765)	(768)	—	(768)

Total shareholders’ equity (deficit)	(186,638)	61,533	8,037	(117,068)	(74,314)	(191,382)

Total liabilities and shareholders’ equity (deficit)	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

Condensed Consolidating Balance Sheet
As of June 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$17,800	$287	$2,332	$20,419	$—	$20,419
Accounts receivable, net	14,476	4,533	8,044	27,053	—	27,053
Inventories, net	59,197	17,609	12,716	89,522	(6,341)	83,181
Other current assets	10,555	2,305	3,572	16,432	1,666	18,098
Due from (due to) affiliated companies	(881)	29,347	(28,466)	—	—	—

Total current assets	101,147	54,081	(1,802)	153,426	(4,675)	148,751
Property, plant and equipment, net	40,418	19,926	8,625	68,969	—	68,969
Investment in affiliates	69,469	(7,462)	—	62,007	(62,007)	—
Debt issuance costs and other assets, net	11,534	13,504	871	25,909	—	25,909

Total assets	$222,568	$80,049	$7,694	$310,311	$(66,682)	$243,629

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,447	$2,177	$1,786	$23,410	$632	$24,042
Current maturity of related party note payable	675	—	—	675	—	675
Current maturities of long-term debt and capital lease obligations	12,597	224	153	12,974	—	12,974
Other current liabilities	37,869	10,753	6,635	55,257	—	55,257

Total current liabilities	70,588	13,154	8,574	92,316	632	92,948
Long-term related party note payable, net of current maturity	687	—	—	687	—	687
Long-term debt and capital lease obligations, net of current maturities	457,979	366	391	458,736	—	458,736
Other liabilities	18,864	2,723	1,300	22,887	—	22,887

Total liabilities	548,118	16,243	10,265	574,626	632	575,258

Commitments and contingencies (Note 12)
Shareholders’ equity (deficit)
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	141,865	3,031	12,331	157,227	(15,362)	141,865
Retained earnings (accumulated deficit)	(468,943)	59,774	(14,162)	(423,331)	(50,922)	(474,253)
Accumulated other comprehensive income (loss)	4	—	(769)	(765)	—	(765)

Total shareholders’ equity (deficit)	(325,550)	63,806	(2,571)	(264,315)	(67,314)	(331,629)

Total liabilities and shareholders’ equity (deficit)	$222,568	$80,049	$7,694	$310,311	$(66,682)	$243,629

Condensed Consolidating Cash Flow Statement
For the Six Months Ended June 30, 2003

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(27,284)	$12,234	$3,345	$—	$(11,705)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,610)	(1,506)	(2,430)	—	(8,546)
Payment for acquisition, net of cash acquired	(1,799)	(10,631)	—	—	(12,430)
Proceeds from the sale of property, plant and equipment	23	—	—	—	23

Net cash used in investing activities	(6,386)	(12,137)	(2,430)	—	(20,953)

Cash flows from financing activities:
Payments under Senior Credit Facility	(14,187)	—	—	—	(14,187)
Book overdraft	(1,318)	514	—	—	(804)
Payments of principal under capital lease obligations	(611)	—	(554)	—	(1,165)
Payment of principal of other bank debt	—	(750)	—	—	(750)

Net cash used in financing activities	(16,116)	(236)	(554)	—	(16,906)

Effect of cumulative translation adjustment	(10)	—	353	—	343

Net increase (decrease) in cash	(49,796)	(139)	714	—	(49,221)
Cash at beginning of year	66,775	317	1,019	—	68,111

Cash at end of period	$16,979	$178	$1,733	$—	$18,890

Condensed Consolidating Cash Flow Statement
For the Six Months Ended June 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15,789)	$2,088	$878	$—	$(12,823)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,343)	(940)	(753)	—	(3,036)
Proceeds from the sale of property, plant and equipment	—	4		—	4

Net cash used in investing activities	(1,343)	(936)	(753)	—	(3,032)

Cash flows from financing activities:
Book overdraft	966	(926)	—	—	40
Payments of principal under capital lease obligations	(657)	(115)	(27)	—	(799)
Payments of principal under Senior Credit Facility	(168,682)	—	—	—	(168,682)
Payments of principal under New Senior Credit Facility	(2,500)	—	—	—	(2,500)
Proceeds from borrowings under New Senior Credit Facility	320,000	—	—	—	320,000
Debt issuance costs	(9,125)	—	—	—	(9,125)
Payment of preferred stock repurchase	(109,459)	—	—	—	(109,459)
Payments of preferred stock dividends	(29,541)	—	—	—	(29,541)
Preferred stock repurchase costs	(299)	—	—	—	(299)

Net cash provided by (used in) financing activities	703	(1,041)	(27)	—	(365)

Effect of cumulative translation adjustment	7	—	(4)	—	3

Net increase (decrease) in cash	(16,422)	111	94	—	(16,217)
Cash at beginning of year	34,222	176	2,238	—	36,636

Cash at end of period	$17,800	$287	$2,332	$—	$20,419

12. Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes thereto, which are included elsewhere herein. Unless otherwise mentioned, all references to the number of Decorating Consultants, number of orders shipped, average order size, and fulfillment rate relate to domestic direct sales activity only.

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

Company Background

     The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of June 30, 2004, the Company has approximately 95,600 active Decorating Consultants located in the United States, Mexico, Canada and Puerto Rico. The Company’s direct sales are dependent upon the number of Decorating Consultants selling the Company’s products and their resulting productivity. Decorating Consultant productivity fluctuates from time to time based on seasonality and special marketing programs, which offer Decorating Consultants new incentives and discounts timed to generate additional sales. The Company also sells products to customers outside of its direct selling channel.

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

     The Company recognizes the need to continue to attract and retain new Decorating Consultants. As of June 30, 2004, the Company’s active Decorating Consultant base in the United States increased 4.6% to approximately 71,200 active Decorating Consultants from approximately 68,100 as of June 30, 2003. This increase was a result of the Company’s continued focus on key areas such as Decorating Consultant understanding and awareness of the

Hostess program, improved training and business guides, and a more clearly defined and communicated career path as reflected in the new recruit program.

     The retention of experienced Decorating Consultants requires operational focus on several areas: product distribution fulfillment rates, product selection and sales training and motivation. Fulfillment rates for product distribution remained strong at approximately 99% as of June 30, 2004. The Company is continuing to introduce new products during 2004, which complement the current line of products, in an attempt to give the product line a fresh and more innovative look. The Company’s “Recertification” program educates Decorating Consultants on how to become more effective directors and trainers by helping them develop and enhance their leadership skills. Decorating Consultant training and motivation requires the introduction of sales promotion and development activities directed at helping Decorating Consultants increase their productivity. Sales tools such as “Power Paks” and the Company’s “HIG Creative Concepts” DVD/video series have helped the field leadership plan and present more effective sales meetings and training sessions for the Decorating Consultants.

Company Manufacturing and Wholesale Strategy

     The Company refers to its manufacturing or wholesale supply operations as “Domistyle”, a uniquely positioned home décor manufacturing and design operation that not only sells to the Company’s core direct selling business, but also sells to non-affiliated retailers.

     The Company continues to emphasize products from its wholesale supply operation in the direct selling channel, which the Company believes provides opportunities for gross margin improvements and leverages the fixed expense component of its cost structure. During the six months ended June 30, 2004, approximately 53% of the dollar volume of products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company’s subsidiaries. The Company believes that this increased focus of the Company’s manufacturing strategy has supported Decorating Consultant productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.

     The Company’s Domistyle operation increased net sales to non-affiliated retailers by $3.2 million or 29.8% for the six months ended June 30, 2004. Wholesale supply net sales by the Company were $14.1 million for the six months ended June 30, 2004, as compared to $10.9 million for the six months ended June 30, 2003.

Recent Developments

Three Month Period Ended June 30, 2004 – Discontinued Operations

     In April 2004, the Company made the decision to discontinue the manufacture and distribution of ceramics products due to the loss of a major retail customer to an overseas manufacturer. On April 28, 2004, ceramics manufacturing was shut down. The Company has incurred approximately $0.6 million in severance costs, $0.1 million in contract termination costs, $1.3 million in impairment of property, plant and equipment, and $1.1 million in impairment of goodwill related to the shut down and disposal activity. The remaining assets related to the manufacture of ceramic products have been classified as assets held for sale in the consolidated statement of financial position, and the Company anticipates disposing of all assets within one year.

     The Company has accounted for the shutdown of the manufacturing efforts of ceramic products as discontinued operations in the consolidated statements of operations and comprehensive income as of June 30, 2004. The operations and cash flows of the ceramics manufacturing operation have been eliminated from the Company’s ongoing operations and information presented for all periods reflects the new classification. The operations of the ceramics manufacturing were previously reported in the Company’s Domistyle operating segment. The loss on discontinued operations of ceramics manufacturing was $3.7 million for the six months ended June 30, 2004 and $0.9 million for the six months ended June 30, 2003.

     In May, 2004 the Company made the decision to discontinue the manufacture of glass products due to issues with the quality and color of the glass products produced and ongoing operating losses. On June 28, 2004 the glass manufacturing plant was shut down. The Company has incurred approximately $0.8 million in severance costs, $0.1 million in contract termination costs, and $0.9 million in impairment of property, plant and equipment related to the glass plant closure. The remaining assets of the glass manufacturing plant have been classified as assets held for sale in the consolidated statement of financial position, and the Company anticipates disposing of all assets within one year. Total costs incurred related to this shutdown are reflected in continuing operations in the consolidated statement of operations and comprehensive income for the period ended June 30, 2004, since the Company will continue to source glass products from non-affiliated vendors and distribute glass products to non-affiliated retailers.

Results of Operations

The three months ended June 30, 2004 compared to the three months ended June 30, 2003

			Amount	Percentage
	2003	2004	Variance	Variance
Net Sales
Domestic direct net sales to non-affiliates	$131,535	$110,751	$(20,784)	(15.8)%
International direct net sales to non-affiliates	14,351	16,122	1,771	12.3%
Domistyle net sales to non-affiliates	4,932	6,002	1,070	21.7%

Net sales	$150,818	$132,875	$(17,943)	(11.9)%

Other Key Domestic Data
Number of average active Decorating Consultants	65,800	71,700	5,900	9.0%
Number of average active international Decorating Consultants	17,600	23,200	5,600	31.8%
Number of orders shipped	248,477	222,742	(25,735)	(10.4)%
Number of orders per Decorating Consultant	3.8	3.1	(0.7)	(18.4)%
Average order size (actual dollars)	$529	$497	$(32)	(6.0)%

     Net sales decreased $17.9 million, or 11.9%, to $132.9 million in the three months ended June 30, 2004 from $150.8 million in the comparable period in 2003. Domestic direct net sales to non-affiliates decreased $20.8 million, or 15.8%, in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The Company believes that several contributing factors impacted the results of the domestic direct net sales in the first half of 2004 including the management transition from a family member CEO to an independent CEO, effective January 2004, the number of Decorating Consultants, the number of orders shipped, the number of orders per Decorating Consultant and average order size. The average order size decreased 6.0% to $497 in the three months ended June 30, 2004 as compared to $529 for the comparable period in 2003. The Company believes the decrease in average order size is due to the increase of new Decorating Consultants, who are historically less productive, an increase in individual customer brochure product sales, the timing of incentive promotions, and cautious consumer spending resulting from economic concerns. International direct net sales to non-affiliates increased $1.8 million, or 12.3%, in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase in net sales was primarily related to the increase in the number of Decorating Consultants in Mexico, Canada and Puerto Rico. The average number of international active Decorating Consultants increased 31.8% to 23,200 for the three-month period ending June 30, 2004 from 17,600 in the comparable period in 2003. Domistyle net sales to non-affiliates increased 21.7%, or $1.1 million, over the comparable periods as the Company continues to expand the wholesale supply channel.

     Gross profit decreased $13.3 million, or 15.7%, to $71.6 million in the three months ended June 30, 2004 from $84.9 million in the three months ended June 30, 2003. As a percentage of net sales, gross profit decreased to 53.9% in 2004 from 56.3% in 2003. As the international direct net sales and Domistyle net sales increased, gross profit as a percentage of total net sales declined slightly, since the international direct net sales and Domistyle net sales generally have a lower margin than domestic direct net sales. In addition, metal and glass product manufacturing was operating at negative gross margins due to operating inefficiencies, inventory write offs, and redundant facilities. The impact to gross profit was a $2.2 million decrease for the three months ended June 30, 2004, compared to a $1.0 million decrease for the same period in 2003. In June 2004 glass product manufacturing operations were shut down, and metal product manufacturing operations were consolidated into one Company owned facility.

     Selling expense increased $0.7 million, or 2.9%, to $27.0 million in the three months ended June 30, 2004 from $26.3 million in the comparable period of 2003. As a percentage of net sales, selling expense increased to 20.3% for the three-month period ended June 30, 2004 from 17.4% in the comparable period of 2003. The increase as a percentage of net sales is primarily due to new royalty agreements on net product sales in 2004, and the cost and timing of accruals for sales events and incentive trips. Royalty expense on product net sales related to the new royalty agreements was $0.9 million in the three-month period ended June 30, 2004.

     Freight, warehouse and distribution expense decreased $0.9 million, or 4.8%, to $17.4 million in the three months ended June 30, 2004 from $18.3 million in the three months ended June 30, 2003. These costs were 13.1% of net sales in the 2004 period, as compared to 12.1% in the comparable 2003 period.

     General and administrative expense increased $1.2 million, or 7.8%, to $17.3 million in the three months ended June 30, 2004, from $16.1 million in the three months ended June 30, 2003. The increase was related to fees incurred for strategic consulting services provided to the Company.

     Stock option expense related to the options issued under the 1998 and 2002 Key Employee Stock Option Plans and the 1998 Independent Contractor Stock Option Plan of approximately $0.9 million was recorded in the three months ended June 30, 2004, as compared to $1.3 million in the comparable 2003 period.

The six months ended June 30, 2004 compared to the six months ended June 30, 2003

			Amount	Percentage
	2003	2004	Variance	Variance
Net Sales
Domestic direct net sales to non-affiliates	$241,453	$219,280	$(22,173)	(9.2)%
International direct net sales to non-affiliates	24,444	30,382	5,938	24.3%
Domistyle net sales to non-affiliates	10,887	14,129	3,242	29.8%

Net sales	$276,784	$263,791	$(12,993)	(4.7)%

Other Key Domestic Data
Number of average active Decorating Consultants	65,200	71,400	6,200	9.5%
Number of average active international Decorating Consultants	17,800	24,600	6,800	38.2%
Number of orders shipped	462,743	466,474	3,731	0.8%
Number of orders per Decorating Consultant	7.1	6.5	(0.6)	(8.5)%
Average order size (actual dollars)	$522	$470	$(52)	(10.0)%

     Net sales decreased $13.0 million, or 4.7%, to $263.8 million in the six months ended June 30, 2004 from $276.8 million in the comparable period in 2003. Domestic direct net sales to non-affiliates decreased $22.2 million, or 9.2%, in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The Company believes that several contributing factors impacted the results of the domestic direct net sales in the first half of 2004 including the management transition from a family member CEO to an independent CEO, effective January 2004, the number of Decorating Consultants, the number of orders shipped, the number of orders per Decorating Consultant and average order size. The average order size decreased 10.0% to $470 in the six months ended June 30, 2004 as compared to $522 for the comparable period in 2003. The Company believes the decrease in average order size is due to the increase of new Decorating Consultants, who are historically less productive, an increase in individual customer brochure product sales, the timing of incentive promotions, and cautious consumer spending resulting from economic concerns. International direct net sales to non-affiliates increased $5.9 million, or 24.3%, in the comparable six-month periods primarily related to the increase in the number of Decorating Consultants in Mexico, Canada and Puerto Rico. The average number of international active Decorating Consultants increased 38.2% to 24,600 for the six-month period ending June 30, 2004 from 17,800 in the comparable period in 2003. Domistyle net sales to non-affiliates increased 29.8% or $3.2 million over the comparable periods as the Company continues to expand the wholesale supply channel.

     Gross profit decreased $12.5 million, or 8.0%, to $144.0 million in the six months ended June 30, 2004 from $156.5 million in the six months ended June 30, 2003. As a percentage of net sales, gross profit decreased to 54.6% in 2004 from 56.5% in 2003. As the international direct net sales and Domistyle net sales increased, gross profit as a percentage of total net sales declined slightly, since the international direct net sales and Domistyle net sales generally have a lower margin than domestic Decorating Consultant net sales. In addition, metals and glass manufacturing was operating at negative gross margins due to operating inefficiencies, inventory write offs, and redundant facilities. The impact to gross profit was a $2.2 million decrease for the three months ended June 30, 2004 compared to a $1.0 million decrease for the same period in 2003. In June 2004 glass manufacturing operations were shut down, and metals manufacturing operations were consolidated in one Company owned facility.

     Selling expense increased $7.1 million, or 15.2%, to $53.9 million in the six months ended June 30, 2004 from $46.8 million in the comparable period of 2003. As a percentage of net sales, selling expense increased to 20.4% for the six-month period ended June 30, 2004 from 16.9% in the comparable period of 2003. The increase as a percentage of net sales is primarily due to new royalty agreements on product sales in 2004, and the cost and timing of accruals for sales events and incentive trips. Royalty expense on product net sales related to the new royalty agreements was $1.7 million in 2004. The cost and timing of accruals for sales events and incentive trips was $4.6 million during the six months ended June 30, 2004, as compared to $1.5 million for the comparable period in 2004. In addition, in 2003 there was a one-time benefit related to expired sales incentive certificates of $1.6 million.

     Freight, warehouse and distribution expense increased $0.5 million, or 1.5%, to $34.4 million in the six months ended June 30, 2004 from $33.9 million in the six months ended June 30, 2003. These costs were 13.0% of net sales in the 2004 period, as compared to 12.2% in the comparable 2003 period. This increase in freight, warehouse and distribution expense as a percentage of sales was primarily due to the increase in freight, labor and packaging supplies costs as a result of the 0.8% increase in the number of domestic orders shipped in 2004 over the comparable period of 2003 and the 10.0% decrease in the average order size.

     General and administrative expense increased $3.4 million, or 10.8%, to $35.0 million in the six months ended June 30, 2004, from $31.6 million in the six months ended June 30, 2003. The increase consists primarily of $2.1 million in fees incurred for strategic consulting services provided to the Company during 2004. Included in general and administrative expense are certain additional non-recurring costs related to excess facilities, corporate organizational realignment expenses, and strategic planning consulting expenses. These costs were approximately $3.8 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively.

     Loss on debt refinancing of $1.1 million in 2004 was a result of the write-off of $0.4 million of unamortized debt issuance costs and $0.7 million of legal and advisory fees related to the debt restructure in March, 2004.

     Stock option expense related to the options issued under the 1998 and 2002 Key Employee Stock Option Plans and the 1998 Independent Contractor Stock Option Plan of approximately $1.9 million was recorded in the six months ended June 30, 2004, as compared to $2.2 million in the comparable 2003 period.

Segment Analysis

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

The three months ended June 30, 2004 compared to the three months ended June 30, 2003

     Consolidated net sales decreased $17.9 million, or 11.9%, to $132.9 million in the three months ended June 30, 2004, from $150.8 million in the comparable 2003 period. See discussion in “Results of Operations.”

Direct Selling

     Domestic

     Domestic net sales to non-affiliates and affiliates decreased $25.8 million, or 17.8% to $119.3 million in the three months ended June 30, 2004 from $145.1 million in the same period of 2003. Domestic net sales to non-affiliates decreased $20.8 million, or 15.8%, to $110.7 million for the second quarter 2004 from $131.5 million for the second quarter 2003. The primary sales drivers for non-affiliate sales are average order size, Decorating Consultant productivity, and number of active Decorating Consultants. Average order size decreased 6.0% to $497 in the second quarter of 2004 from $529 in the first quarter of 2003. Number of orders shipped decreased 10.4% to approximately 223,000 in the three months ended June 30, 2004 compared to approximately 248,000 in the same period in 2003. Net sales to affiliates decreased $5.1 million, or 37.5%, to $8.5 million in the three months ended June 30, 2004 from $13.6 million in the three months ended June 30, 2003.

     International

     International direct sales include sales in Mexico, Canada and Puerto Rico. These sales increased $1.8 million, or 12.3%, to $16.1 million in the three months ended June 30, 2004 from $14.3 million in the three months ended June 30, 2003. This increase is primarily due to the increase in the Decorating Consultant base in Mexico, Canada, and Puerto Rico. As of June 30, 2004, the Decorating Consultant base was approximately 22,100, 1,300 and 1,000 in Mexico, Canada and Puerto Rico, respectively, as compared to 17,700, 1,000 and 600 in the comparable period of 2003.

Domistyle

     The Company is in the process of expanding its wholesale supply sales to non-affiliate resellers through its Domistyle segment. Net sales to non-affiliate resellers for the three-month period increased $1.1 million, or 21.7%, to $6.0 million in 2004 as compared to $4.9 million in the comparable period of 2003. The increased net sales to non-affiliate resellers accounted for 15.3% of Domistyle net sales in the three months ended June 30, 2004 as compared to 11.7% in the three months ended June 30, 2003. Net sales to affiliates decreased $3.6 million, or 9.8%, to $33.3 million in the three-month period ended June 30, 2004 from $36.9 million in the same period of 2003. The decrease was a result of the decline in product demand from the Company’s non-affiliated direct selling domestic segment.

The six months ended June 30, 2004 compared to the six months ended June 30, 2003

     Consolidated net sales decreased $13.0 million, or 4.7%, to $263.8 million in the six months ended June 30, 2004, from $276.8 million in the six months ended June 30, 2003. See discussion in “Results of Operations.”

Direct Selling

     Domestic

     Domestic net sales to non-affiliates and affiliates decreased $25.2 million, or 9.7%, to $234.5 million in the six months ended June 30, 2004 from $259.7 million in the same period of 2003. Domestic net sales to non-affiliates decreased $22.2 million, or 9.2%, to $219.3 million in 2004 from $241.5 million in 2003. The primary sales drivers for non-affiliate sales are average order size, Decorating Consultant productivity, and number of active Decorating Consultants. Average order size decreased 10.0% to $470 in the six months ended June 30, 2004 from $522 in the same period of 2003. Number of orders shipped increased 0.8% to 466,474 in 2004 compared to 462,743 in 2003. The average number of active Decorating Consultants increased to 71,400 in 2004 from 65,200 in 2003. Net sales to affiliates decreased $3.0 million, or 16.5% to $15.2 million in the six months ended June 30, 2004 from $18.2 million in the six months ended June 30, 2003.

     International

     International direct net sales include sales in Mexico, Canada and Puerto Rico. Net sales increased $5.9 million, or 24.3%, to $30.3 million in the six months ended June 30, 2004 from $24.4 million in the six months ended June 30, 2003. This increase was primarily due to the increase in the Decorating Consultant base in Mexico, Canada, and Puerto Rico. As of June 30, 2004, the Decorating Consultant base was approximately 22,100, 1,300 and 1,000 in Mexico, Canada and Puerto Rico, respectively, as compared to 17,700, 1,000 and 600 in the comparable period of 2003.

Domistyle

     The Company is in the process of expanding its wholesale supply sales to non-affiliate resellers through its Domistyle segment. Net sales to non-affiliate resellers for the six-month period increased $3.2 million, or 29.8%, to $14.1 million in 2004 as compared to $10.9 million in the comparable period of 2003. The increase in net sales to non-affiliate resellers accounted for 17.1% of Domistyle net sales in the six months ended June 30, 2004 as compared to 13.4% in the six months ended June 30, 2003. Net sales to affiliates decreased $1.7 million, or 2.4%, to $68.5 million in the six months ended June 30, 2004 from $70.2 million in the same period of 2003. The decrease is a result of the decline in product demand from the Company’s non-affiliated direct selling domestic segment.

Seasonality

     The Company’s business is influenced by the Christmas holiday season and by promotional events. Historically, a higher portion of the Company’s net sales and net income have been realized during the fourth quarter. Net sales have generally been slightly lower during the first quarter as compared to the second and third quarters, and net income has generally been the lowest during the third quarter. Working capital requirements also fluctuate during the year. Working capital requirements are at the highest levels during the third and fourth quarters as the Company increases inventory for the peak season. In addition to the Company’s peak season fluctuations, quarterly results of operations may fluctuate depending on the timing of, and amount of sales from, discounts, incentive promotions and/or the introduction of new products. As a result, the Company’s business activities and results of operations in any quarter are not necessarily indicative of any future trends in the Company’s business.

Liquidity and Capital Resources

     At June 30, 2004, The Company had $20.4 million in cash and $45.8 million, net of outstanding letters of credit, available under the $50.0 million Revolving Loans.

     The Company believes that cash on hand, net cash flow from operations, and borrowings under the Revolving Loans will be sufficient to fund its cash requirements through the twelve months ended June 30, 2005. Cash requirements will consist primarily of payments of principal and interest on outstanding indebtedness, working capital requirements, and capital expenditures. The Company’s future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.

     The Company’s cash decreased $16.2 million from $36.6 million as of December 30, 2003, to $20.4 million at June 30, 2004. The decrease resulted primarily from $12.8 million, $3.0 million, and $0.4 million of net cash used by operating, investing, and financing activities, respectively.

     Net cash of $12.8 million used by operating activities consisted primarily of $14.4 million provided by net income, as adjusted for non-cash items, and $27.2 million used by working capital. Working capital usage consisted primarily of a $11.1 million increase in inventory balances, a $6.7 million increase in accounts receivable, a $3.8 million increase in prepaid expenses, a $2.8 million increase in the deferred income tax benefit, a $2.9 million decrease in income tax payable and a decrease of $6.6 in accounts payable, which was offset by a $6.0 million increase in deferred revenue.

     Net cash of $3.0 million used in investing activities was a result of approximately $3.0 million of cash used for the purchase of property, plant, and equipment.

     Net cash of $0.4 million used in financing activities was primarily a result of the Company’s refinancing of its existing credit facility plus a $2.5 million new senior credit facility principal payment made as of June 30, 2004.

     Refinancing of Senior Credit Facility

     On March 31, 2004, the Company entered into a senior credit facility, “New Senior Credit Facility”, with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, as administrative agent, and the several lenders from time to time parties thereto, pursuant to which the Company, among other things, refinanced loans outstanding under the Company’s existing credit facility. The New Senior Credit Facility provides a seven-year term loan facility of up to $320.0 million, “Term Loans”, and a $50.0 million five-year revolving credit facility, “Revolving Loans”.

     On March 31, 2004, $320.0 million in proceeds received from the Term Loans were used to complete the following transactions:

•	For an aggregate purchase price of $139.0 million, the Company repurchased all of the Company’s outstanding shares of its 12.5% Senior Convertible Preferred Stock, pursuant to a Stock Purchase Agreement, dated March 31, 2004, among the Company and certain affiliates of the Company’s controlling stockholders the “Preferred Stock Repurchase”.

•	$169.1 million of the proceeds were used to pay off the existing credit facility which included an outstanding debt balance, related partial year interest, commitment fees, and outstanding letter of credit fees.

•	$9.4 million of the proceeds were used to pay legal and advisory fees associated with the Preferred Stock Repurchase and to pay off of the existing credit facility, and New Senior Credit Facility debt issuance costs.

     There were no amounts drawn under the Revolving Loans and the remaining Term Loans proceeds of approximately $2.5 million were used for general working capital purposes.

     Borrowings under the New Senior Credit Facility require quarterly principal and interest payments. The term loan facility matures on March 31, 2011 and the revolving loan facility matures on March 31, 2009 provided that in the event that the senior subordinated notes (“Notes”) are not refinanced in whole on or prior to December 1, 2007 through the issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering then all Term Loans outstanding will be due and payable and the revolving credit facility will terminate on that date. Accordingly, the Company is amortizing its debt issuance costs over the period from March 31, 2004 through December 1, 2007. The Company may, at its option, prepay the Term Loans and Revolving Loans without premium or penalty provided that in certain circumstances prepayment of the Term Loans on or prior to the first anniversary of the closing date of the New Senior Credit Facility must be accompanied by a 1% prepayment premium. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The New Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company’s wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly owned domestic subsidiaries. There are no material restrictions on the Company’s ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

     The Term Loans under the New Senior Credit Facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. For the Revolving Loans the applicable LIBOR margin and Alternate Base Rate margin are subject to adjustments, upwards or downwards after December 31, 2004, based upon the leverage ratio as defined by the New Senior Credit Agreement. The interest rates on all borrowings outstanding under the New Senior Credit Facility were based on LIBOR as of June 30, 2004. As of June 30, 2004, term borrowings outstanding totaled $317.5 million. The weighted-average interest rate on the Term Loan borrowings outstanding at June 30, 2004 was 5.41%.

     The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of June 30, 2004. Outstanding letters of credit totaled $4.2 million as of June 30, 2004.

     Payments on the Notes and the New Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and continue semi-annually until the Notes mature in 2008. The Company has the option to redeem the Notes in whole or in part at any time. The Term Loans under the New Senior Credit Facility require quarterly interest and principal payments. In addition, the New Senior Credit Facility includes a $50.0 million five-year revolving credit facility, which matures on March 31, 2009. As of June 30, 2004, there were no outstanding Revolving Loans.

     During the six months ended June 30, 2004, the Company paid a total of $14.6 million in debt service, consisting of principal payments under the New Senior Credit Facility of $2.5 million, interest and commitment fees under the New Senior Credit Facility of approximately $4.6 million, and interest on the Notes of approximately $7.5 million.

     The terms of the Notes and New Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers, acquisitions or consolidations, make investments and pay dividends. In addition, under the New Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, an interest coverage ratio, maximum leverage ratio, and maximum capital expenditures as defined per the New Senior Credit Facility agreement.

     As of June 30, 2004, the Company was in compliance with all covenants and other requirements set forth in the credit agreement under the New Credit Facility and indenture with respect to the Notes. Further, the Company does not have any rating downgrade triggers that would accelerate maturity dates of its debt.

Contractual Obligations

     The following table summarizes the Company’s contractual obligations at June 30, 2004 and the effects such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	TOTAL	1 Year	Years	Years	Years
Long-term debt	$466,600	$11,250	$455,350	$—	$—
Capital lease obligations	5,110	1,745	3,365	—	—
Related-party note payable	1,362	675	687	—	—
Guaranteed minimum royalty obligation	6,150	3,400	2,750	—	—
Non-cancelable operating lease obligation (net of subleases)	11,921	3,245	6,623	2,053	—
Funding the purchase commitment to a materials supplier	4,056	2,883	1,173	—	—
Funding the purchase of warehouse Equipment	1,891	1,891	—	—	—
Letters of credit	4,241	4,241	—	—	—

Total contractual obligations	$501,331	$29,330	$469,948	$2,053	$—

     Long-term debt consists of borrowings under the New Senior Credit Facility and Notes. The New Senior Credit Facility borrowings require quarterly principal payments and the Notes require semi-annual interest payments. The Company may, at its option, prepay the term loans without premium or penalty.

     The Company entered into several capital leases for warehouse equipment, manufacturing equipment and office furniture and fixtures. The initial term of the leases range from three years to seven years. Interest is imputed at a weighted average rate of 6.47% per annum.

     In June of 2003, the Company entered into a twelve-year license agreement (the “License Agreement”) with Meredith Corporation, of which, the first two years are non-cancelable by either party. The agreement provides for earned royalty payments to Meredith Corporation determined by a percentage of net sales and guaranteed annual minimum royalty payments that escalate through the term of the license agreement. In addition, in February 2004, the Company entered into a two-year license agreement with The Thomas Kinkade Company (the “Licensor”) that provides for earned royalty payments to the Licensor determined by a percentage of net sales and guaranteed minimum royalty payments.

     The Company has several outstanding operating leases related to the former corporate headquarters facility and additional warehousing space. The majority of the former corporate headquarters facility has been subleased.

     The Company has entered into a two-year purchase agreement with a supplier of raw materials used in production at its Laredo, Texas, manufacturing plant.

     The Company entered into an agreement to purchase and install a new racking system used in order fulfillment located at the Carrollton, Texas, distribution center.

     As of June 30, 2004, the Company had $4.2 million letters of credit outstanding related to insurance policies.

     At June 30, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity or market or credit risk that could arise if the Company had engaged in such relationships.

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

     As a result of the interest pricing mechanism associated with the New Senior Credit Facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company’s desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. During the second quarter of 2004, the Company finalized a series of interest rate swap agreements with a trade date of May 5, 2004 and a start date of September 30, 2004, to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under the trade agreement the Company pays on a quarterly basis a fixed interest rate per quarter ranging from 1.91% to 5.18%. The agreement has a $100.0 million notional amount of indebtedness. The Company receives a variable rate of interest under the swaps based on the three-month London Inter-Bank Offer Rate (“LIBOR”), excluding the margin paid under the credit facility on a quarterly basis. The Company recognized an unrealized gain of approximately $0.09 million in the consolidated statement of operations and comprehensive income for the three months and six months ended June 30, 2004, related to the interest rate swap agreement. The swap expires on September 28, 2007. The Company does not use derivative instruments for trading or speculative purposes.

     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates, based upon existing terms and does not take into account the impact of the interest rate swap agreement mentioned above. The interest rates are estimated based on actual and implied forward rates using a yield as of July 29, 2004. The Notes are at a fixed rate of 10.125% and will mature in 2008.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Total	Fair Value
Variable Rate Debt	$5,000	$13,750	$15,000	$283,750	$—	$317,500	$—
Average Interest Rate	5.84%	7.32%	8.45%	9.02%	—	—	—
Fixed-Rate Debt	$—	$—	$—	$—	$149,100	$149,100	$146,864
Interest Rate Rate	—	—	—	—	10.125%	—	—

Inflation

     Although the Company’s operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company’s operations during the three months and six months ended June 30, 2003 and 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 29, 2004 pursuant to a written consent of a majority of the shareholders in lieu of a special meeting, Michael D. Kelly was elected as a member of the board of directors of the Company.

ITEM 5. OTHER INFORMATION

     On June 25, 2004, Joe Colonnetta was elected to serve as Chairman of the Board of Directors of the Company, a position previously held by Donald J. Carter, Jr. until May 31, 2004 when Mr. Carter resigned from this position. Mr. Colonnetta has been a Director of the Company since August 1999 and is a Partner of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks Muse, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks Muse from 1995 to 1998. Mr. Colonnetta has served in various Executive Positions of consumer and industrial companies owned by Bass Investment Partners and Oppenheimer & Company. Mr. Colonnetta is also a Director of Swift & Company, Viasystems Group, Inc., Grupo Minsa, S.A., and Zilog Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
10.1*	Employment and Non-Compete Agreement Credit Agreement, effective as of January 1, 2004, between Home Interiors & Gifts, Inc., a Texas corporation and Mary-Knight Tyler.

10.2*	Executive Employment Agreement, executed June 23, 2004, to be effective as of January 1, 2004, made and entered into by and between Home Interiors & Gifts, Inc., a Texas corporation and Michael D. Lohner.

10.3*	Letter of agreement referencing to Executive Employment Agreement, dated as of June 23, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation and Michael D. Lohner.

10.4*	Confidential Separation Agreement and Release between Charles L. Elsey and Domistyle, Inc. effective as of April 30, 2004.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 12, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1*	Employment and Non-Compete Agreement Credit Agreement, effective as of January 1, 2004, between Home Interiors & Gifts, Inc., a Texas corporation and Mary-Knight Tyler.

10.2*	Executive Employment Agreement, executed June 23, 2004, to be effective as of January 1, 2004, made and entered into by and between Home Interiors & Gifts, Inc., a Texas corporation and Michael D. Lohner.

10.3*	Letter of agreement referencing to Executive Employment Agreement, dated as of June 23, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation and Michael D. Lohner.

10.4*	Confidential Separation Agreement and Release between Charles L. Elsey and Domistyle, Inc. effective as of April 30, 2004.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.