Form 10-Q
period 2004-09-30
HOME INTERIORS & GIFTS INC
filed 2004-11-15
CIK 1067541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of November 15, 2004, 15,240,218 shares of the Company’s common stock, par value $0.10 per share, were outstanding.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and September 30, 2004

		(Unaudited)
	December 31,	September 30,
	2003	2004
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash	$36,636	$16,047
Accounts receivable, net	22,027	33,181
Inventories, net	73,135	94,788
Deferred income tax asset	6,006	9,092
Assets held for sale	—	26
Other current assets	3,444	7,456

Total current assets	141,248	160,590
Property, plant and equipment, net	75,191	68,217
Debt issuance costs, net	3,956	10,187
Goodwill	14,519	13,645
Assets held for sale	—	253
Other assets, net	1,009	819

Total assets	$235,923	$253,711

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Book overdraft	$4,913	$2,262
Accounts payable	30,757	43,070
Accrued seminars and incentive awards	15,592	9,730
Royalties payable to decorating consultants	8,109	5,364
Accrued compensation	4,796	2,826
Current maturity of related party note payable	675	675
Current maturities of long-term debt and capital lease obligations	10,099	14,274
Other current liabilities	18,234	28,688

Total current liabilities	93,175	106,889
Long-term related party note payable, net of current maturity	687	687
Long-term debt and capital lease obligations, net of current maturities	311,777	454,528
Deferred income tax liability	2,586	2,426
Other liabilities	19,080	20,779

Total liabilities	427,305	585,309

Commitments and contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share 10,000,000 shares authorized 96,058.98 shares designated as cumulative 12.5% Senior Convertible Preferred Stock at a liquidation value of $1,000 per share, 96,058.98 shares issued and repurchased	94,196	—
Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and outstanding	1,524	1,524
Additional paid-in capital	185,036	143,109
Accumulated deficit	(471,370)	(475,399)
Accumulated other comprehensive loss	(768)	(832)

Total shareholders’ deficit	(191,382)	(331,598)

Total liabilities and shareholders’ deficit	$235,923	$253,711

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months and nine months ended September 30, 2003 and 2004
(In thousands)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2004	2003	2004
Net sales	$146,629	$123,675	$423,413	$387,466
Cost of goods sold	75,924	60,738	196,191	180,542

Gross profit	70,705	62,937	227,222	206,924

Selling, general and administrative:
Selling	25,968	22,104	72,739	75,968
Freight, warehouse and distribution	20,483	17,649	54,374	52,057
General and administrative	17,720	13,805	49,302	49,483
Loss/(gain) on the disposition of assets	(439)	47	(146)	1,564
Stock option expense	1,001	1,244	3,216	3,176
Loss on debt refinancing	—	—	—	1,071

Total selling, general and administrative	64,733	54,849	179,485	183,319

Operating income	5,972	8,088	47,737	23,605
Other income (expense):
Interest income	37	51	262	210
Interest expense	(6,748)	(9,215)	(20,610)	(25,402)
Other expense, net	(506)	(1,720)	(203)	(2,100)

Other income (expense), net	(7,217)	(10,884)	(20,551)	(27,292)

Income (loss) from continuing operations before income taxes	(1,245)	(2,796)	27,186	(3,687)
Income tax provision (benefit)	(3,631)	(1,840)	6,820	(3,556)

Income (loss) from continuing operations	2,386	(956)	20,366	(131)

Discontinued operations (Note 6):
Loss from operations of discontinued ceramics manufacturing	536	190	1,616	3,898
Income tax benefit	(276)	—	(462)	—

Discontinued operations loss, net of tax	260	190	1,154	3,898

Net income (loss)	2,126	(1,146)	19,212	(4,029)
Other comprehensive loss:
Cumulative translation adjustment	362	67	19	64

Other comprehensive loss	362	67	19	64

Comprehensive income (loss)	$1,764	$(1,213)	$19,193	$(4,093)

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2004
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$19,212	$(4,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,767	11,775
Impairment of goodwill	—	1,060
Impairment of property, plant and equipment	—	1,325
Amortization of debt issuance costs	833	1,824
Provision for doubtful accounts	2,271	2,377
Provision for losses on inventories	(1,177)	519
Loss on debt refinancing	—	1,071
Loss (gain) on disposition of assets	(146)	1,564
Stock option expense	3,216	3,176
Deferred tax expense (benefit)	(2,304)	422
Changes in assets and liabilities:
Accounts receivable	(15,927)	(13,531)
Inventories	(27,794)	(22,395)
Other current assets	(364)	(7,294)
Other assets	(70)	221
Accounts payable	2,861	12,492
Related party payable	—	(709)
Income taxes payable	3,204	(2,934)
Other current liabilities	(3,798)	5,047

Total adjustments	(27,428)	(3,990)

Net cash used in operating activities	(8,216)	(8,019)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,865)	(6,539)
Business acquisitions, net of cash acquired	(13,474)	—
Proceeds from the sale of property, plant and equipment	630	6

Net cash used in investing activities	(23,709)	(6,533)

Cash flows from financing activities:
Book overdraft	265	(2,651)
Payments of principal under capital lease obligations	(1,443)	(1,216)
Proceeds from borrowings under New Senior Credit Facility	—	320,000
Payments of principal under Senior Credit Facility	(15,477)	(168,681)
Payments of principal under New Senior Credit Facility	—	(5,000)
Debt issuance costs	—	(9,126)
Payment of principal of other bank debt	(750)	—
Preferred stock repurchase costs	—	(299)
Payment of preferred stock repurchase	—	(109,459)
Payment of preferred stock dividends	—	(29,541)

Net cash used in financing activities	(17,405)	(5,973)

Effect of cumulative translation adjustment	(19)	(64)

Net decrease in cash	(49,349)	(20,589)
Cash at beginning of year	68,111	36,636

Cash at end of period	$18,762	$16,047

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Background

     Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company’s products include, but are not limited to, framed artwork and mirrors, candles and candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, and tableware (the “Products”). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives (“Decorating Consultants”) who resell the Products primarily through one-on-one sales, brochure sales and through the “party-plan” method of conducting in-home presentations for potential customers. The Company has approximately 98,900 active Decorating Consultants located in the United States, Mexico, Canada, and Puerto Rico.

     The Company has been located in Dallas, Texas since its inception in 1957. Currently the majority of the Company’s outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).

     The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. During the first nine months of 2004, approximately 49% of the dollar volume of Products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company’s subsidiaries. In addition to the Products sold to the Company for the direct selling channel, certain subsidiaries have a growing presence in the wholesale supply market.

2. Significant Accounting Policies

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The final day of the quarters ended September 30, 2003 and 2004 included in the accompanying unaudited consolidated financial information was September 27, 2003 and October 2, 2004, respectively.

     The consolidated financial information as of September 30, 2004 and for the three months and nine months ended September 30, 2003 and 2004 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2004 and December 31, 2003, its operating results and comprehensive income for the three months and nine months ended September 30, 2003 and 2004, and its cash flows for the nine months ended September 30, 2003 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

     The Company has reclassified the operating losses attributed to the discontinued operations of the ceramics manufacturing plant to losses from discontinued operations in the statement of consolidated operations and comprehensive income for the three and nine months ended September 30, 2003 and 2004. The effect of this reclassification increased operating income $0.5 million and $1.6 million for the three months and nine months ended September 30, 2003. This reclassification had no impact on net income for the three months and nine months ended September 30, 2004.

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

Compensation Charge

     SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company’s 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistent with SFAS No. 123, the Company’s compensation cost and net income for the three months and nine months ended September 30, 2003 and 2004 would approximate (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income (loss), as reported	$2,126	$(1,146)	$19,212	$(4,029)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	449	442	1,440	1,379
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(497)	(515)	(1,760)	(1,542)

Pro forma net income (loss)	$2,078	$(1,219)	$18,892	$(4,192)

3. Inventories, Net

     Inventories, net, consisted of the following as of December 31, 2003 and September 30, 2004 (in thousands):

	December 31,	September 30,
	2003	2004
Raw materials	$9,364	$9,259
Work in process	2,458	3,182
Finished goods	66,212	87,347

	78,034	99,788
Inventory allowance	(4,899)	(5,000)

	$73,135	$94,788

4. Other Current Liabilities

     Other current liabilities consisted of the following as of December 31, 2003 and September 30, 2004 (in thousands):

	December 31,	September 30,
	2003	2004
Interest	$1,258	$5,220
Accrued employee benefits	4,443	4,261
Income taxes payable	2,934	—
Sales taxes	3,498	4,688
Other taxes	1,535	1,497
Deferred revenue	2,033	9,880
Related parties	600	108
Other	1,933	3,034

	$18,234	$28,688

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

6. Discontinued Operations

     In the first quarter of 2003 the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively “Produr”). Produr manufactured glass, ceramics, and metal products and is located in Monterrey, Mexico. In the second quarter of 2004 the Company made the decision to discontinue the manufacture of ceramics products and, also, to close the glass manufacturing plant. The Company has accounted for the shutdown of the manufacturing efforts of ceramics products as discontinued operations in the consolidated statement of operations and comprehensive income for the period ended September 30, 2004, as discussed below. The costs incurred related to the shutdown of the glass manufacturing facility are reflected in continuing operations in the consolidated statement of operations and comprehensive income for the period ended September 30, 2004, since the Company will continue to source glass products from non-affiliated vendors and distribute glass products to non-affiliated retailers.

     On April 28, 2004, the Company discontinued the manufacturing of ceramics products that were produced in its Mexico manufacturing facility. The Company will not have any involvement in the manufacturing of these types of products in the future. The Company has incurred approximately $0.6 million in severance costs, $0.1 million in contract termination costs, $1.3 million in impairment of property, plant, and equipment, and $1.1 million in impairment of goodwill related to the shut-down and disposal activity. The remaining assets related to the ceramics product manufacturing have been classified as assets held for sale and the Company anticipates disposing of all assets within one year.

     The operations and cash flows of the ceramics manufacturing operation have been eliminated from the Company’s ongoing operations as a result of the shut-down, and the Company does not have any continued involvement in the manufacturing of ceramics products. The results of operations of ceramics manufacturing have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of ceramics manufacturing were previously reported in the Company’s Domistyle operating segment. Components of amounts reflected as loss on discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Income and Statement of Financial Position are presented in the following table (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2004	2003	2004
Net sales	$686	$(4)	$1,286	$824
Cost of goods sold	908	43	2,159	1,819

Gross profit	(222)	(47)	(873)	(995)

Selling, general and administrative:
General and administrative	229	144	688	2,776

Total selling, general and administrative	229	144	688	2,776

Operating loss	(451)	(191)	(1,561)	(3,771)
Other income (expense):
Interest income	1	—	1	—
Interest expense	—	—	—	(2)
Other income (expense), net	(86)	1	(56)	(125)

Other income (expense), net	(85)	1	(55)	(127)

Loss before income taxes	(536)	(190)	(1,616)	(3,898)
Income tax benefit	276	—	462	—

Loss on discontinued operations	$(260)	$(190)	$(1,154)	$(3,898)

Balance sheet data:

September 30,
2004
Long term assets held for sale	$164

7. Assets Held for Sale

     Assets classified as held for sale include the remaining assets related to the discontinuation of manufacture of ceramics products (Note 6 Discontinued Operations) and the remaining assets related to the manufacture of glass products.

     In May 2004, the Company made the decision to cease the manufacture of glass products, and in June 2004 the glass manufacturing plant was shut down. The Company has incurred approximately $0.9 million in impairment of property, plant, and equipment related to the glass plant closure. The remaining assets of the glass manufacturing plant have been classified as long-term assets held for sale in the consolidated statement of financial position. The total of assets held for sale related the glass plant closure at September 30, 2004 was $0.1 million. The Company anticipates disposing of all assets within one year.

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

     On March 31, 2004, $320.0 million in proceeds received from the Term Loans were used to complete the following transactions:

•	For an aggregate purchase price of $139.0 million, the Company repurchased all of the Company’s outstanding shares of its 12.5% Senior Convertible Preferred Stock, pursuant to a Stock Purchase Agreement, dated March 31, 2004, among the Company and certain affiliates of the Company’s controlling stockholders the “Preferred Stock Repurchase”.

•	$169.1 million of the proceeds were used to pay off the existing credit facility, which included an outstanding debt balance, related partial year interest, commitment fees, and outstanding letter of credit fees.

•	$9.4 million of the proceeds were used to pay legal and advisory fees associated with the Preferred Stock Repurchase and to pay off of the existing credit facility, and New Senior Credit Facility debt issuance costs.

     There were no amounts drawn under the Revolving Loans and the remaining Term Loan proceeds of approximately $2.5 million were used for general working capital purposes.

     As a result of the existing credit facility refinancing, the Company recognized a $1.1 million loss related to a $0.4 million write-off of unamortized debt issuance costs and $0.7 million of legal and advisory costs for the nine month period ended September 30, 2004. The Company also incurred debt issuance costs related to the New Senior Credit Facility of $8.4 million that were deferred. As a result of the Preferred Stock Repurchase, the Company recognized a $45.1 million reduction in additional paid-in-capital related to $29.5 million preferred stock dividends paid, $15.3 million premium paid in excess of the liquidation value of the preferred stock, and $0.3 million of legal and advisory fees.

     Borrowings under the New Senior Credit Facility require quarterly principal and interest payments. The term loan facility matures on March 31, 2011 and the revolving loan facility matures on March 31, 2009 provided that in the event that the senior subordinated notes (the “Notes”) are not refinanced in whole on or prior to December 1, 2007 through the issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering, then all Term Loans outstanding will be due and payable and the revolving credit facility will terminate on that date. Accordingly, the Company is amortizing its debt issuance costs over the period from March 31, 2004 through December 1, 2007. The Company may, at its option, prepay the Term Loans and Revolving Loans without premium or penalty provided that in certain circumstances prepayment of the Term Loans on or prior to the first anniversary of the closing date of the New Senior Credit Facility must be accompanied by a 1% prepayment premium. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The New Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company’s wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly owned domestic subsidiaries. There are no material restrictions on the Company’s ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

     The Term Loans under the New Senior Credit Facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. For the Revolving Loans the applicable LIBOR margin and Alternate Base Rate margin are subject to adjustments, upwards or downwards after December 31, 2004, based upon the leverage ratio as defined by the New Senior Credit Agreement. The interest rates on all borrowings outstanding under the New Senior Credit Facility were based on LIBOR as of September 30, 2004. As of September 30, 2004, term borrowings outstanding totaled $315.0 million. The weighted-average interest rate on the Term Loan borrowings outstanding at September 30, 2004 was 6.42%.

     The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of September 30, 2004. Outstanding letters of credit totaled $4.2 million as of September 30, 2004.

     The terms of the Notes and New Senior Credit Facility include significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers, acquisitions or consolidations, make investments and pay dividends. In addition, under the New Senior Credit Facility, the Company is required to comply with specified financial ratios and tests, an interest coverage ratio, maximum leverage ratio, and maximum capital expenditures as defined per the New Senior Credit Facility agreement. As of September 30, 2004, the Company was in compliance with all covenants and other requirements set forth in the credit agreement under the New Senior Credit Facility and indenture with respect to the Notes.

     A summary of long-term debt obligations under the New Senior Credit Facility as of September 30, 2004 is as follows (in thousands):

Term Loans, interest at LIBOR plus an applicable margin (6.42%)	$312,500
Term Loans, interest at LIBOR plus an applicable margin (6.23%)	2,500
Less current maturities	(12,500)

$302,500

     The following table represents a summary of the maturities of Term Loans under the New Senior Credit Facility as of September 30, 2004 (in thousands):

2004	$2,500
2005	13,750
2006	15,000
2007	283,750

$315,000

9. Income Tax Benefit

     The income tax benefit for the nine month period ended September 30, 2004 includes a $1.6 million benefit associated with a deduction the Company will take in its 2004 U.S. tax return for the closure of a subsidiary in Mexico.

10. Segment Reporting

     The Company’s reportable segments are based upon functional lines of business as follows:

•	Direct Selling Domestic — direct seller of home decorative accessories in the United States;

•	Direct Selling International — direct seller of home decorative accessories in Mexico, Canada, and Puerto Rico; and

•	Domistyle — wholesale supply operation that manufactures, imports, and distributes candles, framed artwork, mirrors, various types of molded plastic, and metal products for affiliates and other non-affiliated resellers.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest income and expense, unrealized loss on derivatives, taxes, the effects of SAB 101, discontinued operations, depreciation and amortization, reorganization costs, non-cash expense for stock options, losses on debt refinancing, impairment of goodwill, and gains and losses on disposition of assets, (defined as “Modified EBITDA”). Prior year’s Modified EBITDA has been recalculated for comparative purposes. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between the Domistyle segment and the direct selling segments, as well as the elimination of the investment in each subsidiary for consolidation purposes. The table below presents information about reportable segments used by the Company’s chief operating decision makers as of and for the three months and nine months ended September 30, 2003 and 2004 (in thousands):

	Direct	Direct
	Selling	Selling
Three months ended September 30,	Domestic	International	Domistyle	Eliminations	Consolidated
2003
Net sales to non-affiliates	$121,680	$17,149	$7,800	$—	$146,629
Net sales to affiliates	6,030	—	34,770	(40,800)	—
Modified EBITDA	2,629	473	10,834	(1,120)	12,816
2004
Net sales to non-affiliates	$98,957	$18,064	$6,654	$—	$123,675
Net sales to affiliates	6,577	—	30,090	(36,667)	—
Modified EBITDA	5,708	2,416	7,714	(172)	15,666

	Direct	Direct
	Selling	Selling
Nine months ended September 30,	Domestic	International	Domistyle	Eliminations	Consolidated
2003
Net sales to non-affiliates	$363,133	$41,593	$18,687	$—	$423,413
Net sales to affiliates	24,252	—	104,928	(129,180)	—
Modified EBITDA	35,266	3,158	33,939	(3,350)	69,013
Total assets	215,074	9,815	97,889	(82,724)	240,054
Goodwill	—	—	14,475	—	14,475
Capital expenditures	5,232	356	5,277	—	10,865
2004
Net sales to non-affiliates	$318,237	$48,446	$20,783	$—	$387,466
Net sales to affiliates	21,793	—	98,549	(120,342)	—
Modified EBITDA	22,306	5,717	27,604	(1,721)	53,906
Total assets	224,707	20,895	86,735	(78,626)	253,711
Goodwill	—	—	13,645	—	13,645
Capital expenditures	3,300	817	2,422	—	6,539

     The following table represents a reconciliation of net income (loss) to consolidated Modified EBITDA for the three months and nine months ended September 30, 2003 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income (loss)	$2,126	$(1,146)	$19,212	$(4,029)
Effect of SAB 101	(72)	592	2,790	2,859
Discontinued operations	260	190	1,154	3,898
Interest income	(37)	(51)	(262)	(210)
Interest expense	6,748	9,215	20,610	25,402
Unrealized loss on derivatives	—	1,819	—	1,730
Income tax provision (benefit)	(3,631)	(1,840)	6,820	(3,556)
Depreciation and amortization	4,062	4,354	11,664	11,775
Stock option expense	1,001	1,244	3,216	3,176
Loss on debt refinancing	—	—	—	1,071
Reorganization costs	2,798	1,242	3,955	10,226
Loss (gain) on disposition of assets	(439)	47	(146)	1,564

Modified EBITDA	$12,816	$15,666	$69,013	$53,906

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2003

			Non-
	Borrower	Guarantor	Guarantors	Eliminations	Consolidated
Net sales	$129,177	$40,881	$19,075	$(42,504)	$146,629
Cost of good sold	76,973	27,391	12,972	(41,412)	75,924

Gross profit	52,204	13,490	6,103	(1,092)	70,705
Total selling, general and administrative	55,032	2,822	6,879	—	64,733

Operating income (loss)	(2,828)	10,668	(776)	(1,092)	5,972
Other income (expense), net	(6,578)	108	(718)	(29)	(7,217)

Income (loss) before income taxes	(9,406)	10,776	(1,494)	(1,121)	(1,245)
Income tax benefit (provision)	6,922	(3,815)	524	—	3,631
Equity in income (loss) of affiliated companies, net of tax	5,729	(1,477)	—	(4,252)	—

Net income (loss) from continuing operations	3,245	5,484	(970)	(5,373)	2,386
Discontinued operations loss, net of tax	—	—	260	—	260

Net income (loss)	3,245	5,484	(1,230)	(5,373)	2,126
Other comprehensive loss	—	—	362	—	362

Comprehensive income (loss)	$3,245	$5,484	$(1,592)	$(5,373)	$1,764

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2003

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$392,147	$119,849	$43,405	$(131,988)	$423,413
Cost of good sold	216,339	78,875	29,653	(128,676)	196,191

Gross profit	175,808	40,974	13,752	(3,312)	227,222
Total selling, general and administrative	157,042	8,016	14,427	—	179,485

Operating income (loss)	18,766	32,958	(675)	(3,312)	47,737
Other income (expense), net	(19,892)	299	(950)	(8)	(20,551)

Income (loss) before income taxes	(1,126)	33,257	(1,625)	(3,320)	27,186
Income tax benefit (provision)	4,302	(11,821)	699	—	(6,820)
Equity in income (loss) of affiliated companies, net of tax	19,385	(3,231)	—	(16,154)	—

Net income (loss) from continuing operations	22,561	18,205	(926)	(19,474)	20,366
Discontinued operations loss, net of tax	—	—	1,154	—	1,154

Net income (loss)	22,561	18,205	(2,080)	(19,474)	19,212
Other comprehensive loss	10	—	9	—	19

Comprehensive income (loss)	$22,551	$18,205	$(2,089)	$(19,474)	$19,193

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$107,219	$36,086	$17,198	$(36,828)	$123,675
Cost of good sold	59,457	26,630	11,428	(36,777)	60,738

Gross profit	47,762	9,456	5,770	(51)	62,937
Total selling, general and administrative	46,633	2,820	5,396	—	54,849

Operating income (loss)	1,129	6,636	374	(51)	8,088
Other income (expense), net	(11,152)	187	201	(120)	(10,884)

Income (loss) before income taxes	(10,023)	6,823	575	(171)	(2,796)
Income tax benefit (provision)	4,957	(2,551)	(462)	(104)	1,840
Equity in income (loss) of affiliated companies, net of tax	4,193	(1,266)	—	(2,927)	—

Income (loss) from continuing operations	(873)	3,006	113	(3,202)	(956)
Discontinued operations loss, net of tax	—	—	190	—	190

Net income (loss)	(873)	3,006	(77)	(3,202)	(1,146)
Other comprehensive income (loss)	6	—	(73)	—	(67)

Comprehensive income (loss)	$(867)	$3,006	$(150)	$(3,202)	$(1,213)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$345,787	$115,439	$49,377	$(123,137)	$387,466
Cost of good sold	186,426	80,442	35,504	(121,830)	180,542

Gross profit	159,361	34,997	13,873	(1,307)	206,924
Total selling, general and administrative	154,812	9,491	19,016	—	183,319

Operating income (loss)	4,549	25,506	(5,143)	(1,307)	23,605
Other income (expense), net	(26,864)	577	(592)	(413)	(27,292)

Income (loss) before income taxes	(22,315)	26,083	(5,735)	(1,720)	(3,687)
Income tax benefit (provision)	12,356	(7,868)	(1,048)	116	3,556
Equity in income (loss) of affiliated companies, net of tax	7,534	(12,936)	—	5,402	—

Income (loss) from continuing operations	(2,425)	5,279	(6,783)	3,798	(131)
Discontinued operations loss, net of tax	—	—	3,898	—	3,898

Net income (loss)	(2,425)	5,279	(10,681)	3,798	(4,029)
Other comprehensive income (loss)	13	—	(77)	—	(64)

Comprehensive income (loss)	$(2,412)	$5,279	$(10,758)	$3,798	$(4,093)

Condensed Consolidating Balance Sheet
As of December 31, 2003

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$34,222	$176	$2,238	$36,636	$—	$36,636
Accounts receivable, net	10,487	5,116	6,424	22,027	—	22,027
Inventories, net	55,935	13,174	8,818	77,927	(4,792)	73,135
Other current assets	5,844	1,447	713	8,004	1,446	9,450
Due from (due to) affiliated companies	508	15,782	(16,290)	—	—	—

Total current assets	106,996	35,695	1,903	144,594	(3,346)	141,248
Property, plant and equipment, net	43,774	19,791	11,626	75,191	—	75,191
Investment in subsidiaries	66,128	4,208	—	70,336	(70,336)	—
Debt issuance costs and other assets, net	4,544	13,475	1,465	19,484	—	19,484

Total assets	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,135	$2,258	$1,732	$30,125	$632	$30,757
Current maturity of related party note payable	675	—	—	675	—	675
Current maturities of long-term debt and capital lease obligations	10,096	3	—	10,099	—	10,099
Other current liabilities	40,485	6,826	4,333	51,644	—	51,644

Total current liabilities	77,391	9,087	6,065	92,543	632	93,175
Long-term related party note payable, net of current maturity	687	—	—	687	—	687
Long-term debt and capital lease obligations, net of current maturities	311,777	—	—	311,777	—	311,777
Other liabilities	18,225	2,549	892	21,666	—	21,666

Total liabilities	408,080	11,636	6,957	426,673	632	427,305

Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Preferred stock	94,196	—	—	94,196	—	94,196
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	185,036	3,031	12,331	200,398	(15,362)	185,036
Retained earnings (accumulated deficit)	(467,391)	57,501	(3,558)	(413,448)	(57,922)	(471,370)
Accumulated comprehensive loss	(3)	—	(765)	(768)	—	(768)

Total shareholders’ equity (deficit)	(186,638)	61,533	8,037	(117,068)	(74,314)	(191,382)

Total liabilities and shareholders’ equity (deficit)	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

Condensed Consolidating Balance Sheet
As of September 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$15,307	$10	$730	$16,047	$—	$16,047
Accounts receivable, net	19,343	5,340	8,498	33,181	—	33,181
Inventories, net	72,091	18,060	11,150	101,301	(6,513)	94,788
Other current assets	8,963	2,037	4,012	15,012	1,562	16,574
Due from (due to) affiliated companies	(10,946)	37,694	(26,748)	—	—	—

Total current assets	104,758	63,141	(2,358)	165,541	(4,951)	160,590
Property, plant and equipment, net	39,991	19,226	9,000	68,217	—	68,217
Investment in affiliates	73,662	(8,728)	—	64,934	(64,934)	—
Debt issuance costs and other assets, net	10,131	13,513	1,260	24,904	—	24,904

Total assets	$228,542	$87,152	$7,902	$323,596	$(69,885)	$253,711

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,945	$4,170	$1,324	$42,439	$631	$43,070
Current maturity of related party note payable	675	—	—	675	—	675
Current maturities of long-term debt and capital lease obligations	13,863	229	182	14,274	—	14,274
Other current liabilities	27,849	12,378	8,643	48,870	—	48,870

Total current liabilities	79,332	16,777	10,149	106,258	631	106,889
Long-term related party note payable, net of current maturity	687	—	—	687	—	687
Long-term debt and capital lease obligations, net of current maturities	453,884	307	337	454,528	—	454,528
Other liabilities	19,813	3,256	136	23,205	—	23,205

Total liabilities	553,716	20,340	10,622	584,678	631	585,309

Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	143,109	3,031	12,331	158,471	(15,362)	143,109
Retained earnings (accumulated deficit)	(469,816)	62,780	(14,239)	(421,275)	(54,124)	(475,399)
Accumulated other comprehensive income (loss)	9	—	(841)	(832)	—	(832)

Total shareholders’ equity (deficit)	(325,174)	66,812	(2,720)	(261,082)	(70,516)	(331,598)

Total liabilities and shareholders’ equity (deficit)	$228,542	$87,152	$7,902	$323,596	$(69,885)	$253,711

Condensed Consolidating Cash Flow Statement
For the Nine Months Ended September 30, 2003

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(27,034)	$14,174	$4,644	$—	$(8,216)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,232)	(2,848)	(2,785)	—	(10,865)
Payment for acquisition, net of cash acquired	(1,798)	(11,676)	—	—	(13,474)
Proceeds from the sale of property, plant and equipment	601	29		—	630

Net cash used in investing activities	(6,429)	(14,495)	(2,785)	—	(23,709)

Cash flows from financing activities:
Book overdraft	(686)	951	—	—	265
Payments under Senior Credit Facility	(15,477)	—	—	—	(15,477)
Payments of principal under capital lease obligations	(889)	—	(554)	—	(1,443)
Payment of principal of other bank debt	—	(750)	—	—	(750)

Net cash provided by (used in) financing activities	(17,052)	201	(554)	—	(17,405)

Effect of cumulative translation adjustment	(10)	—	(9)	—	(19)

Net increase (decrease) in cash	(50,525)	(120)	1,296	—	(49,349)
Cash at beginning of year	66,775	317	1,019	—	68,111

Cash at end of period	$16,250	$197	$2,315	$—	$18,762

Condensed Consolidating Cash Flow Statement
For the Nine Months Ended September 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net cast provided by (used in) operating activities	$(11,439)	$3,297	$123	$—	$(8,019)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,300)	(1,746)	(1,493)	—	(6,539)
Proceeds from the sale of property, plant and equipment	—	6		—	6

Net cash used in investing activities	(3,300)	(1,740)	(1,493)	—	(6,533)

Cash flows from financing activities:
Book overdraft	(1,097)	(1,554)	—	—	(2,651)
Payments of principal under capital lease obligations	(986)	(169)	(61)	—	(1,216)
Payments of principal under Senior Credit Facility	(168,681)	—	—	—	(168,681)
Proceeds from borrowings under New Senior Credit Facility	320,000	—	—	—	320,000
Payment of principal under New Senior Credit Facility	(5,000)	—	—	—	(5,000)
Debt issuance costs	(9,126)	—	—	—	(9,126)
Payment of preferred stock repurchase	(109,459)	—	—	—	(109,459)
Payments of preferred stock dividends	(29,541)	—	—	—	(29,541)
Preferred stock repurchase costs	(299)	—	—	—	(299)

Net cash used in financing activities	(4,189)	(1,723)	(61)	—	(5,973)

Effect of cumulative translation adjustment	13	—	(77)	—	(64)

Net decrease in cash	(18,915)	(166)	(1,508)	—	(20,589)
Cash at beginning of year	34,222	176	2,238	—	36,636

Cash at end of period	$15,307	$10	$730	$—	$16,047

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

Special Note Regarding Forward-Looking Statements

     Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results to be materially different from any future results expressed or implied by such forward-looking statements.

     In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology.

     All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) Decorating Consultant recruiting and activity levels; (ii) loss or retirement of key members of management; (iii) imposition of foreign, federal, or state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) the success of new products and promotion programs; (vii) general economic conditions, and (viii) the success of integrating acquired businesses. Many of these factors will be beyond the control of the Company.

     Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

Company Background

     The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. As of September 30, 2004, the Company has approximately 98,900 active Decorating Consultants located in the United States, Mexico, Canada, and Puerto Rico. The Company’s direct sales are dependent upon the number of Decorating Consultants selling the Company’s products and their resulting productivity. Decorating Consultant productivity fluctuates from time to time based on seasonality and promotion programs, which offer Decorating Consultants new incentives and discounts timed to generate additional sales. The amount and timing of discounts and incentives vary from year to year. The cost of discounts is reflected in the Company’s net sales while the cost of incentives is reflected in selling expense. The Company also sells products to customers outside of its direct selling channel.

Company Direct Selling Strategy

     The Company has evolved its strategy to put greater focus on what management believes to be the key drivers of the direct selling business - recruiting, retention, and productivity of the Decorating Consultant base.

     The Company recognizes the need to continue to attract and retain new Decorating Consultants. As of September 30, 2004, the Company’s active Decorating Consultant base in the United States increased 6.2% to approximately 70,400 active Decorating Consultants from approximately 66,300 as of September 30, 2003. This increase was a result of the Company’s continued focus on key areas such as Decorating Consultant understanding and awareness of the Hostess program, improved training and business guides, and a more clearly defined and communicated career path as reflected in the new recruit program.

     The retention of experienced Decorating Consultants requires operational focus on several areas: product distribution fulfillment rates, product selection, and sales training and motivation. Fulfillment rates for product distribution remained strong at approximately 99% as of September 30, 2004. The Company is continuing to introduce new products during 2004, which complement the current line of products, in an attempt to give the product line a fresh and more innovative look. The Company’s “Recertification” program educates Decorating Consultants on how to become more effective directors and trainers by helping them develop and enhance their leadership skills. Decorating Consultant training and motivation requires the introduction of sales promotion and development activities directed at helping Decorating Consultants increase their productivity. Sales tools such as “Power Paks” and the Company’s “HIG Creative Concepts” DVD/video series have helped the field leadership plan and present more effective sales meetings and training sessions for the Decorating Consultants.

Company Manufacturing and Wholesale Strategy

     The Company refers to its manufacturing and wholesale supply operations as “Domistyle”, a uniquely positioned home décor manufacturing and design operation that not only sells to the Company’s core direct selling business, but also sells to non-affiliated retailers.

     The Company continues to emphasize products from its wholesale supply operation in the direct selling channel, which the Company believes provides opportunities for gross margin improvements and leverages the fixed expense component of the Company’s cost structure. During the nine months ended September 30, 2004, approximately 49.1% of the dollar volume of products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company’s subsidiaries. The Company believes that this increased focus of the Company’s manufacturing strategy has supported Decorating Consultant productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.

     The Company’s Domistyle operation increased net sales to non-affiliated retailers by $2.1 million or 11.2% for the nine months ended September 30, 2004. Wholesale supply net sales by the Company were $20.8 million for the nine months ended September 30, 2004, as compared to $18.7 million for the nine months ended September 30, 2003.

Results of Operations

The three months ended September 30, 2004 compared to the three months ended September 30, 2003

			Amount	Percentage
	2003	2004	Variance	Variance
Net Sales
Domestic direct net sales to non-affiliates	$121,680	$98,957	$(22,723)	(18.7)%
International direct net sales to non-affiliates	17,149	18,064	915	5.3%
Domistyle net sales to non-affiliates	7,800	6,654	(1,146)	(14.7)%

Net sales	$146,629	$123,675	$(22,954)	(15.7)%

Other Key Domestic Data
Number of average active Decorating Consultants	67,200	70,800	3,600	5.4%
Number of average active international Decorating Consultants	21,700	26,500	4,800	22.1%
Number of orders shipped	239,260	235,841	(3,419)	(1.4)%
Number of orders per Decorating Consultant	3.56	3.33	(0.23)	(6.5)%
Average order size (actual dollars)	$509	$420	$(89)	(17.5)%

     Net sales decreased $22.9 million, or 15.7%, to $123.7 million in the three months ended September 30, 2004 from $146.6 million in the comparable period in 2003. Domestic direct net sales to non-affiliates decreased $22.7 million, or 18.7%, in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The Company believes the decline in sales is the result of a number of factors, including macroeconomic conditions, such as rising gasoline prices, which have had a compounded negative impact of reducing both disposable income amongst its principal customer base, and the Decorating Consultants’ and customers’ willingness to organize and attend sales parties. Additionally, weather-related issues due to hurricanes in the southeastern United States have negatively impacted sales. Other factors that impact results are the number of Decorating Consultants, the number of orders shipped, the number of orders per Decorating Consultant, and average order size.

The average order size decreased 17.5% to $420 in the three months ended September 30, 2004 as compared to $509 for the comparable period in 2003. The Company believes the decrease in average order size was due to the increase of new Decorating Consultants, who are historically less productive, and cautious consumer spending resulting from economic concerns. Given the decline in domestic direct sales, management believes there are certain adjustments that need to be made to components of the domestic direct sales program and is currently undertaking several key initiatives to regain sales momentum.

     International direct net sales to non-affiliates increased $0.9 million, or 5.3%, in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase in net sales was primarily related to the increase in the number of Decorating Consultants in Mexico, Canada, and Puerto Rico. The average number of international active Decorating Consultants increased 22.1% to 26,500 in the three month period ending September 30, 2004 from 21,700 in the comparable period in 2003. Domistyle net sales to non-affiliates decreased 14.7%, or $1.1 million, over the comparable periods. The decrease was mainly attributable to timing of wholesale supply orders shipped in 2004 as the Company continues to expand the wholesale supply channel as year to date results reflect.

     Gross profit decreased $7.8 million, or 11.0%, to $62.9 million in the three months ended September 30, 2004 from $70.7 million in the three months ended September 30, 2003. The decrease in domestic direct selling gross profit is directly attributable to the decline in net sales. This impact was softened by an increase in domestic direct selling gross profit percentage as a result of management’s actions taken during 2004. As a percentage of net sales, gross profit increased to 50.9% in 2004 from 48.2% in 2003. In addition, international manufacturing was operating at a negative gross margin due to operating inefficiencies, inventory write offs, and redundant facilities as the Company continued the consolidation of international manufacturing operations into one Company-owned facility. The impact to gross profit was a $1.1 million decrease for the three months ended September 30, 2004, compared to a $0.7 million decrease for the same period in 2003.

     Selling expense decreased $3.9 million, or 14.9%, to $22.1 million in the three months ended September 30, 2004 from $26.0 million in the comparable period of 2003. As a percentage of net sales, selling expense increased to 17.9% for the three-month period ended September 30, 2004 from 17.7% in the comparable period of 2003. The increase as a percentage of net sales is primarily due to new royalty agreements on product sales in 2004, and the cost and timing of accruals for sales events and incentive trips. Royalty expense on product net sales related to the new royalty agreements was $0.9 million in the three-month period ended September 30, 2004.

     Freight, warehouse, and distribution expense decreased $2.8 million, or 13.8%, to $17.7 million in the three months ended September 30, 2004 from $20.5 million in the three months ended September 30, 2003. These costs were 14.3% of net sales in the 2004 period, as compared to 14.0% in the comparable 2003 period.

     General and administrative expense decreased $3.9 million, or 22.1%, to $13.8 million in the three months ended September 30, 2004, from $17.7 million in the three months ended September 30, 2003. The decrease was related to cost savings initiatives implemented by the Company in the third quarter of 2004.

     Stock option expense related to the options issued under the 1998 and 2002 Key Employee Stock Option Plans and the 1998 Independent Contractor Stock Option Plan of approximately $1.2 million was recorded in the three months ended September 30, 2004, as compared to $1.0 million in the comparable 2003 period.

     Interest expense increased $2.5 million, or 36.6%, to $9.2 million in the three months ended September 30, 2004 from $6.7 million in the three months ended September 30, 2003. The increase is a result of higher debt balances related to the refinancing of the Company’s Senior Credit Facility that occurred on March 31, 2004.

     The Company recognized a tax benefit of $1.8 million in the three months ended September 30, 2004 as compared to a tax benefit of $3.6 million in the comparable period of 2003. The difference relates to the favorable state income tax audit determination the company received in 2003 offset by the valuation allowance recognized in 2004 as a result of tax losses in its foreign operations that the Company believes may expire unused. The Company believes that the effective income tax rate for year ended December 31, 2004 will be lower than the effective income tax rate for the three-month period ended September 30, 2004.

The nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

			Amount	Percentage
	2003	2004	Variance	Variance
Net Sales
Domestic direct net sales to non-affiliates	$363,133	$318,237	$(44,896)	(12.4)%
International direct net sales to non-affiliates	41,593	48,446	6,853	16.5%
Domistyle net sales to non-affiliates	18,687	20,783	2,096	11.2%

Net sales	$423,413	$387,466	$(35,947)	(8.5)%

Other Key Domestic Data
Number of average active Decorating Consultants	65,500	71,100	5,600	8.5%
Number of average active international Decorating Consultants	19,400	25,600	6,200	32.0%
Number of orders shipped	702,003	702,315	312	—
Number of orders per Decorating Consultant	10.72	9.87	(0.85)	(7.9)%
Average order size (actual dollars)	$517	$453	$(64)	(12.4)%

     Net sales decreased $35.9 million, or 8.5%, to $387.5 million in the nine months ended September 30, 2004 from $423.4 million in the comparable period in 2003. Domestic direct net sales to non-affiliates decreased $44.9 million, or 12.4%, in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The Company believes the decline in sales is the result of a number of factors, including macroeconomic conditions, such as rising gasoline prices, which have had a compounded negative impact of reducing both disposable income among its principal customer base, and the Decorating Consultants’ and customers’ willingness to organize and attend sales parties Additionally, weather-related issues due to hurricanes in the southeastern United States have negatively impacted sales. Other factors that impact results are the number of Decorating Consultants, the number of orders shipped, the number of orders per Decorating Consultant, and average order size. The average order size decreased 12.4% to $453 in the nine months ended September 30, 2004 as compared to $517 for the comparable period in 2003. The Company believes the decrease in average order size is due to the increase of new Decorating Consultants, who are historically less productive, and cautious consumer spending resulting from economic concerns. Given the decline in domestic direct sales, management believes there are certain adjustments that need to be made to components of the domestic direct sales program and is currently undertaking several key initiatives to regain sales momentum.

     International direct net sales to non-affiliates increased $6.9 million, or 16.5%, in the comparable nine-month periods primarily related to the increase in the number of Decorating Consultants in Mexico, Canada, and Puerto Rico. The average number of international active Decorating Consultants increased 32.0% to 25,600 for the nine-month period ending September 30, 2004 from 19,400 in the comparable period in 2003. Domistyle net sales to non-affiliates increased 11.2% or $2.1 million over the comparable periods as the Company continues to expand the wholesale supply channel.

     Gross profit decreased $20.3 million, or 8.9%, to $206.9 million in the nine months ended September 30, 2004 from $227.2 million in the nine months ended September 30, 2003. The decrease in gross profit is directly attributable to the decline in net sales. As a percentage of net sales, gross profit decreased to 53.4% in 2004 from 53.7% in 2003. The gross profit percentage was impacted by several factors. In comparison to 2003, domestic direct selling gross profit percentage in 2004 was higher as a result of management’s actions taken during 2004. As the international direct net sales and Domistyle net sales increased, gross profit as a percentage of total net sales declined slightly, since the international direct net sales and Domistyle net sales generally have a lower margin than domestic Decorating Consultant net sales. In addition, metals and glass manufacturing was operating at negative gross margins due to operating inefficiencies, inventory write offs, and redundant facilities. The impact to gross profit was a $4.8 million decrease for the nine months ended September 30, 2004 compared to a $1.8 million decrease for the same period in 2003.

     Selling expense increased $3.2 million, or 4.4%, to $76.0 million in the nine months ended September 30, 2004 from $72.7 million in the comparable period of 2003. As a percentage of net sales, selling expense increased to 19.6% for the nine-month period ended September 30, 2004 from 17.2% in the comparable period of 2003. The increase as a percentage of net sales is primarily due to new royalty agreements on product sales in 2004, and the cost and timing of accruals for sales events, sales promotions, and incentive trips offset by a decrease in Decorating Consultant sales compensation due to lower sales volumes. Royalty expense on product net sales related to the new royalty agreements was $2.6 million in 2004. Accruals for sales events, sales promotions, and incentive trips increased $4.4 million to $13.6 million during the nine months ended September 30, 2004 from $9.2 million for the comparable period in 2003. This was offset by a decrease in Decorating Consultant sales compensation of $5.0 million to $42.9 million in 2004 from $47.9 million in 2003.

     Freight, warehouse, and distribution expense decreased $2.3 million, or 4.3%, to $52.1 million in the nine months ended September 30, 2004 from $54.4 million in the nine months ended September 30, 2003. These costs were 13.4% of net sales in the 2004 period, as compared to 12.8% in the comparable 2003 period. This increase in freight, warehouse and distribution expense as a percentage of sales was primarily due to a $0.8 million increase in additional facilities costs, and additional freight, labor and packaging supplies costs as a result of the 12.4% decrease in average order size in 2004 over the comparable period of 2003.

     General and administrative expense increased $0.2 million, or 0.4%, to $49.5 million in the nine months ended September 30, 2004, from $49.3 million in the nine months ended September 30, 2003. The increase consists primarily of $2.1 million in fees incurred for strategic consulting services provided to the Company during 2004 offset by cost savings initiatives implemented by the Company in the third quarter of 2004.

     Included in cost of goods sold and general and administrative expenses are certain additional non-recurring costs related to excess facilities, corporate organizational realignment expenses, and strategic planning consulting expenses. Corporate organizational realignment and strategic planning expenses were approximately $4.5 million and $2.6 million for the nine months ended September 30, 2004 and 2003, respectively. Non-recurring costs related to operating inefficiencies and the shutdown and consolidation of redundant facilities in the Company’s Mexico manufacturing operations were approximately $5.7 million in the nine months ended September 30, 2004 as compared to $1.4 million in the same period of 2003.

     Loss on debt refinancing of $1.1 million in the nine months ended September 30, 2004 was a result of the write-off of $0.4 million of unamortized debt issuance costs and $0.7 million of legal and advisory fees related to the debt restructure in March, 2004.

     Stock option expense related to the options issued under the 1998 and 2002 Key Employee Stock Option Plans and the 1998 Independent Contractor Stock Option Plan of approximately $3.2 million was recorded in both the nine month periods ended September 30, 2004 and 2003.

     Interest expense increased $4.8 million, or 23.3%, to $25.4 million in the nine months ended September 30, 2004 from $20.6 million in the nine months ended September 30, 2003. The increase is a result of higher debt balances related to the refinancing of the Company’s Senior Credit Facility that occurred on March 31, 2004.

     The Company recognized a tax benefit of $3.6 million in the nine months ended September 30, 2004 as compared to an expense of $6.8 million in the comparable period of 2003. Due to a favorable state income tax audit determination in 2003 and the favorable benefit associated with the closure of a subsidiary in Mexico in 2004, income taxes as a percentage of income before income taxes was 96.4% in the nine months ended September 30, 2004, as compared to 25.1% in the nine months ended September 30, 2003. The Company believes that the effective income tax rate for the year ended December 31, 2004 will be lower than the effective income tax rate for the nine-month period ended September 30, 2004.

     On April 28, 2004, the Company discontinued the manufacture of ceramics products produced in its Mexico manufacturing facility. The operations and cash flows of the ceramics manufacturing operation have been eliminated from the Company’s ongoing operations and have been classified as discontinued operations. The loss on discontinued operations was $3.9 million for the nine months ended September 30, 2004 as compared to $1.2 million for the nine months ended September 30, 2003.

Segment Analysis

     The Company’s operations are divided into three reporting segments: direct sales domestic, direct sales international, and Domistyle. The direct sales domestic segment includes direct sales by Decorating Consultants located within the fifty states of the United States. The direct sales international segment includes direct sales by Decorating Consultants located in Mexico, Canada and Puerto Rico. The direct sales domestic and direct sales international operations are directly attributed to the number of Decorating Consultants the Company has selling its products. The Domistyle segment of operations includes the Company’s manufacturing operations, from which the majority of manufactured products are purchased by the company’s direct selling domestic segment. As a result, Domistyle sales generally follow the Company’s domestic direct selling trends.

The three months ended September 30, 2004 compared to the three months ended September 30, 2003

     Consolidated net sales decreased $22.9 million, or 15.7%, to $123.7 million in the three months ended September 30, 2004, from $146.6 million in the three months ended September 30, 2003 period. See discussion in “Results of Operations”.

Direct Selling Domestic

     Domestic direct net sales decreased $22.2 million, or 17.4% to $105.5 million in the three months ended September 30, 2004 from $127.7 million in the same period of 2003. Domestic direct net sales to non-affiliates decreased $22.7 million, or 18.7%, to $99.0 million for the third quarter of 2004 from $121.7 million for the third quarter of 2003. The primary sales drivers for non-affiliate sales are average order size, Decorating Consultant productivity, and number of active Decorating Consultants. Average order size decreased 17.5% to $420 in the third quarter of 2004 from $509 in the third quarter of 2003. Number of orders shipped decreased 1.4% to 235,841 in the three months ended September 30, 2004 compared to 239,260 in the same period in 2003. Net sales to affiliates increased $0.6 million, or 9.1%, to $6.6 million in the three months ended September 30, 2004 from $6.0 million in the three months ended September 30, 2003.

Direct Selling International

     International direct net sales increased $1.0 million, or 5.3%, to $18.1 million in the three months ended September 30, 2004 from $17.1 million in the three months ended September 30, 2003. This increase is primarily due to the increase in the Decorating Consultant base in Mexico, Canada, and Puerto Rico. For the three months ended September 30, 2004, the average active Decorating Consultant base was approximately 24,200, 1,300 and 1,000 in Mexico, Canada, and Puerto Rico, respectively, as compared to 20,000, 1,000 and 600 for the three months ended September 30, 2003.

Domistyle

     The Company is in the process of expanding its wholesale supply sales to non-affiliate resellers through its Domistyle segment. Net sales to non-affiliate resellers for the three-month period decreased $1.1 million, or 14.7%, to $6.7 million in 2004 as compared to $7.8 million in the comparable period of 2003. The decrease is due to timing of wholesale supply orders shipped in 2004 as year to date results reflect an 11.2% increase over prior year. Net sales to non-affiliate resellers accounted for 18.1% of Domistyle net sales in the three months ended September 30, 2004 as compared to 18.3% in the three months ended September 30, 2003. Net sales to affiliates decreased $4.7 million, or 13.5%, to $30.1 million in the three-month period ended September 30, 2004 from $34.8 million in the same period of 2003. The decrease was a result of the decline in product demand from the Company’s direct selling domestic segment.

The nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

     Consolidated net sales decreased $35.9 million, or 8.5%, to $387.5 million in the nine months ended September 30, 2004, from $423.4 million in the nine months ended September 30, 2003. See discussion in “Results of Operations”.

Direct Selling Domestic

     Domestic direct net sales decreased $47.4 million, or 12.2%, to $340.0 million in the nine months ended September 30, 2004 from $387.4 million in the same period of 2003. Domestic direct net sales to non-affiliates decreased $44.9 million, or 12.4%, to $318.2 million in 2004 from $363.1 million in 2003. The primary sales drivers for non-affiliate sales are average order size, Decorating Consultant productivity, and number of active Decorating Consultants. Average order size decreased 12.4% to $453 in the nine months ended September 30, 2004 from $517 in the same period of 2003. The number of orders shipped was 702,315 in 2004 compared to 702,003 in 2003. The average number of active Decorating Consultants increased to 71,100 in 2004 from 65,500 in 2003. Net sales to affiliates decreased $2.5 million, or 10.1% to $21.8 million in the nine months ended September 30, 2004 from $24.3 million in the nine months ended September 30, 2003.

Direct Selling International

     International direct net sales increased $6.8 million, or 16.5%, to $48.4 million in the nine months ended September 30, 2004 from $41.6 million in the nine months ended September 30, 2003. This increase was primarily due to the increase in the Decorating Consultant base in Mexico, Canada, and Puerto Rico. For the nine months ended September 30, 2004, the average active Decorating Consultant base was approximately 23,400, 1,300, and 900 in Mexico, Canada, and Puerto Rico, respectively, as compared to 17,900, 900, and 600 for the nine months ended September 30, 2003.

Domistyle

     The Company is in the process of expanding its wholesale supply sales to non-affiliate resellers through its Domistyle segment. Net sales to non-affiliate resellers for the nine month period increased $2.1 million, or 11.2%, to $20.8 million in 2004 as compared to $18.7 million in the comparable period of 2003. The increase in net sales to non-affiliate resellers accounted for 17.4% of Domistyle net sales in the nine months ended September 30, 2004 as compared to 15.1% in the nine months ended September 30, 2003. Net sales to affiliates decreased $6.4 million, or 6.1%, to $98.5 million in the nine months ended September 30, 2004 from $104.9 million in the same period of 2003. The decrease is a result of the decline in product demand from the Company’s direct selling domestic segment.

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

Liquidity and Capital Resources

     At September 30, 2004, the Company had $16.0 million in cash and $45.8 million, net of outstanding letters of credit, available under the $50.0 million Revolving Loans.

     The Company has historically funded its operations, capital expenditures, and working capital requirements with cash flows from operations and Revolving Loans under its New Senior Credit Facility. The Company has significant cash requirements for debt service related to its New Senior Credit Facility and the Notes. Additional cash requirements consist primarily of working capital requirements and capital expenditures. The Company’s future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.

     The Company’s cash decreased $20.6 million from $36.6 million as of December 31, 2003, to $16.0 million at September 30, 2004. The decrease resulted primarily from $8.0 million, $6.5 million, and $6.0 million of net cash used by operating, investing, and financing activities, respectively.

     Net cash of $8.0 million used by operating activities consisted primarily of $21.1 million provided by net income, as adjusted for non-cash items, and $29.1 million used by working capital. Working capital usage consisted primarily of a $22.4 million increase in inventory balances, a $13.5 million increase in accounts receivable, a $3.7 million increase in prepaid expenses, a $3.1 million increase in the deferred income tax benefit, a $5.9 million decrease in accrued seminar and incentive award expenses, a $2.9 million decrease in income tax payable and an increase of $12.5 million in accounts payable, which was offset by a $7.8 million increase in deferred revenue.

     Net cash of $6.5 million used in investing activities was a result of approximately $6.5 million of cash used for the purchase of property, plant, and equipment.

     Net cash of $6.0 million used in financing activities consisted primarily of $2.9 million provided by the refinance of the Company’s existing credit facility, which was offset by $5.0 million of new senior credit facility principal payments, $1.2 million in capital lease payments, and an increase in book overdraft of $2.7 million.

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

     Borrowings under the New Senior Credit Facility require quarterly principal and interest payments. The term loan facility matures on March 31, 2011 and the revolving loan facility matures on March 31, 2009 provided that in the event that the senior subordinated notes (the “Notes”) are not refinanced in whole on or prior to December 1, 2007 through the issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering then all Term Loans outstanding will be due and payable and the revolving credit facility will terminate on that date. Accordingly, the Company is amortizing its debt issuance costs over the period from March 31, 2004 through December 1, 2007. The Company may, at its option, prepay the Term Loans and Revolving Loans without premium or penalty provided that in certain circumstances prepayment of the Term Loans on or prior to the first anniversary of the closing date of the New Senior Credit Facility must be accompanied by a 1% prepayment premium. Additionally, the Company may reduce or eliminate its revolving loan commitment prior to maturity. The New Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company’s wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly owned domestic subsidiaries. There are no material restrictions on the Company’s ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.

     The Term Loans under the New Senior Credit Facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. For the Revolving Loans the applicable LIBOR margin and Alternate Base Rate margin are subject to adjustments, upwards or downwards after December 31, 2004, based upon the leverage ratio as defined by the New Senior Credit Agreement. The interest rates on all borrowings outstanding under the New Senior Credit Facility were based on LIBOR as of September 30, 2004. As of September 30, 2004, term borrowings outstanding totaled $315.0 million. The weighted-average interest rate on the Term Loan borrowings outstanding at September 30, 2004 was 6.42%.

     The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of September 30, 2004. Outstanding letters of credit totaled $4.2 million as of September 30, 2004.

     Payments on the Notes and the New Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and continue semi-annually until the Notes mature in 2008. The Company has the option to redeem the Notes in whole or in part at any time. The Term Loans under the New Senior Credit Facility require quarterly interest and principal payments. In addition, the New Senior Credit Facility includes a $50.0 million five-year revolving credit facility, which matures on March 31, 2009. As of September 30, 2004, there were no outstanding Revolving Loans.

     During the nine months ended September 30, 2004, the Company paid a total of $24.1 million in debt service, consisting of principal payments under the New Senior Credit Facility of $5.0 million, interest and commitment fees under the New Senior Credit Facility of approximately $11.6 million, and interest on the Notes of approximately $7.5 million.

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

     As of September 30, 2004, the Company was in compliance with all covenants and other requirements set forth in the credit agreement under the New Senior Credit Facility and indenture with respect to the Notes. As a result of declining sales, there is the potential that as of December 31, 2004, the Company may not be able to comply with certain of the specified financial ratios and tests set forth in the New Senior Credit Facility. Management believes the decline in sales is the result of a number of factors, including macroeconomic conditions related to rising gasoline prices and weather related issues due to hurricanes in the southeastern United States. In addition, management believes there are certain adjustments that need to be made to components of the domestic direct sales program and is currently undertaking several key initiatives to regain sales momentum.

     A breach of these financial covenants in the New Senior Credit Facility could result in a default. Upon the occurrence of an event of default under the New Senior Credit Facility, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit under the Revolving Loans. Acceleration of the amounts outstanding under the New Senior Credit Facility would result in an event of default under the indenture governing the Company’s Notes, which could result in the principal amount outstanding under the Notes becoming due and payable immediately. In that event, the Company would not have sufficient liquidity to make the payments required under the Company’s New Senior Credit Facility and the Notes and for working capital purposes.

     The Company is in discussions with its agent bank to obtain amendments to its New Senior Credit Facility that would modify or waive the financial covenants that could be at issue. However, there can be no assurance that the Company’s lenders will agree to any modifications or waivers under the New Senior Credit Facility.

Market Sensitive Instruments and Risk Management

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

     As a result of the interest pricing mechanism associated with the New Senior Credit Facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company’s desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. During the second quarter of 2004, the Company finalized a series of interest rate swap agreements with a trade date of May 5, 2004 and a start date of September 30, 2004, to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under the trade agreement the Company pays on a quarterly basis a fixed interest rate per quarter ranging from 1.91% to 5.18%. The agreement has a $100.0 million notional amount of indebtedness. The Company receives a variable rate of interest under the swaps based on the three-month London Inter-Bank Offer Rate (“LIBOR”), excluding the margin paid under the credit facility on a quarterly basis. The Company recognized an unrealized loss of approximately $1.8 million and $1.7 million in the consolidated statement of operations and comprehensive income for the three months and nine months ended September 30, 2004, related to the interest rate swap agreement. The swap expires on September 28, 2007. The Company does not use derivative instruments for trading or speculative purposes.

     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates, based upon existing terms and does not take into account the impact of the interest rate swap agreement mentioned above. The interest rates are estimated based on actual and implied forward rates using a yield as of October 22, 2004. The Notes are at a fixed rate of 10.125% and will mature in 2008.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Total	Fair Value
Variable Rate Debt	$2,500	$13,750	$15,000	$283,750	$—	$315,000	$—
Average Interest Rate	6.42%	6.59%	7.38%	7.96%	—	—	—
Fixed-Rate Debt	$—	$—	$—	$—	$149,100	$149,100	$128,972
Interest Rate	—	—	—	—	10.125%	—	—

Inflation

     Although the Company’s operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company’s operations during the three months and nine months ended September 30, 2004.

Adoption of Accounting Standards

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

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

     Effective November 11, 2004, the Company amended the Equity Value Targets for each outstanding Stock Option granted under the Company’s 2002 Stock Option Plan. The Equity Value Targets (which are used for purposes of determining whether the Stock Options vest) were amended to reflect the alterations in the Company’s capital structure due to its refinancing transaction that occurred March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
10.1*	Form of Amendment, dated November 11, 2004, to Tier 1 and Tier 2 Option Agreements under the Home Interiors & Gifts 2002 Stock Option Plan.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	DESCRIPTION
32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Kenneth J. Cichocki
Sr. Vice President of Finance and
Chief Financial Officer
(principal financial and accounting officer)

Date: November 15, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1*	Form of Amendment, dated November 11, 2004, to Tier 1 and Tier 2 Option Agreements under the Home Interiors & Gifts 2002 Stock Option Plan.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.