Form 10-K
period 2004-12-31
HOME INTERIORS & GIFTS INC
filed 2005-03-23
CIK 1067541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
      As of March 23, 2005, 15,240,218 shares of the Company’s common stock, par value $0.10 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

Item 1.	Business
General
      Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company’s products include, but are not limited to, framed artwork and mirrors, candles, candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, and tableware (the “Products”). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives (“Decorating Consultants”) who resell the Products through the “party-plan” method of conducting in-home presentations (“Shows”) for potential customers. The Company has approximately 98,700 active Decorating Consultants located in the United States, Mexico, Canada, and Puerto Rico.
      Since its inception in 1957, the Company has sold a coordinated line of Products to Decorating Consultants, a group of individuals (a majority of which are women) who operate their own businesses by purchasing the Products from the Company and reselling them to customers. The Company continues to stress the importance and dignity of women, a philosophy adopted by its founder, Mary Crowley. This philosophy remains deeply embedded in the Company’s training, recruiting, motivating and selling strategies. The Company believes that this philosophy has contributed to its ability to attract and retain loyal Decorating Consultants and to distinguish its Products in the marketplace. The Company also believes that by providing its Decorating Consultants with the appropriate support and encouragement, they can achieve personally satisfying and financially rewarding careers by enhancing the home environments of their customers.
      The Company has been located in the Dallas, Texas area since inception. Currently, a majority of the Company’s outstanding common stock is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).
      The Company purchases Products from a select number of independent suppliers as well as from the Company’s wholly owned subsidiaries. Approximately 49% of the dollar volume of Products purchased for the direct selling channel of the Company in 2004 was purchased from, and manufactured by, the Company’s subsidiaries. In addition to the Products sold to the Company for the direct selling channel, these subsidiaries have increased sales of Products in the wholesale supply market. In 2004, wholesale supply sales comprised $31.5 million, or 19.6% of total manufacturing sales, compared to $28.4 million or 16.3% of total manufacturing sales in 2003.
      Sales in the United States, including direct sales and wholesale supply sales accounted for approximately 87.6%, 90.0% and 93.6% of net sales in 2004, 2003 and 2002, respectively. Subsidiaries and divisions of the Company in Mexico, Canada and Puerto Rico accounted for the remaining 12.4%, 10.0% and 6.4% of net sales in 2004, 2003 and 2002, respectively.
Company Direct Selling Strategy
      The Company has evolved its strategy to put greater focus on what management believes to be the key drivers of the direct selling business — recruiting, retention, and productivity of the Decorating Consultant base.
      Recruit and Retain Active Decorating Consultants. The Company recognizes the need to continue to attract and retain new Decorating Consultants. For the year ended December 31, 2004, the Company’s average active Decorating Consultants base in the United States increased 6.2% to approximately 70,600 average active Decorating Consultants from approximately 66,500 for the year ended December 31, 2003.
      Management believes that the retention of experienced Decorating Consultants requires operational focus on several areas: Product distribution fulfillment rates, Product selection, and training and motivation of Decorating Consultants. Fulfillment rates for Product distribution remained strong at approximately 98% as of

December 31, 2004. The Company continued to introduce new Products during 2004 that complement the Company’s existing line of Products, including a Product line under the trademark “Better Homes and Gardens,” subject to a licensing agreement with Meredith Corporation.
Company Manufacturing and Wholesale Supply Strategy
      The Company refers to the manufacturing and wholesale supply operations as “Domistyle,” a uniquely positioned home décor manufacturing and design operation that not only sells to the Company’s core direct selling business, but also sells to non-affiliated retailers.
      The Company continues to emphasize Products from the wholesale supply operation in the direct selling channel, which provides opportunities for gross margin improvements and leverages the fixed expense component of its cost structure. This increased focus of the Company’s manufacturing strategy has supported Decorating Consultants’ productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.
      During 2004, the Company’s Domistyle operation increased wholesale supply sales to non-affiliated resellers by 10.9%. Wholesale supply sales by the Company were $31.5 million for the year ended December 31, 2004, as compared to $28.4 million for the year ended December 31, 2003.
Products
      Product Line. The Company’s Product line consists of approximately 1,200 items. The best selling Products include framed artwork and mirrors, candles, and candle accessories. Most of the Products are designed for display and sale in coordinated decorative groupings, which encourages customers to purchase several accessories to achieve a “complete” look. In general, the Products fit within design categories favored by Decorating Consultants and their customers, such as Casual Comfort, Romantic Living, Timeless Elegance, Today’s Lifestyle, and Contemporary. The Company also offers a kids product line, a tableware product line, and a Product line offered under the name of the “Better Homes and Gardens Collection”.
      Prices. Products are targeted to individuals who are interested in decorating their homes and appreciate the value of decorating services, but have a limited budget. Each Product’s suggested retail price is generally below $100 per item, with most Products ranging in price from $7 to $30 per item. Although Decorating Consultants may sell the Products at any price, the Company believes that most Decorating Consultants charge the Company’s suggested retail prices. The Company believes that the suggested retail prices for the Products are competitive with products of similar quality and design available from other sources, thereby offering the Decorating Consultants’ customers excellent value. In addition, unlike many other direct sales organizations, which the Company believes charge their field representatives and/or customers shipping costs, the Company delivers the majority of the Company’s Products to the Decorating Consultants in the 48 contiguous states and Mexico free of shipping charges if minimum order sizes are met. A shipping charge is applied in Alaska, Hawaii, Puerto Rico, and Canada.
      Product Design and Introduction Process. In order to meet the changing needs of customers, the Company regularly introduces new merchandise. The Product development team coordinates the design, development, and introduction of new products. Team members attend color marketing seminars as well as furniture, home furnishing, gift and accessory, and art trade shows to stay abreast of trends in the gift, accessory, and home furnishing industries. The performance of existing Products is constantly under review. The Product development team tests proposed or prototype products with a select group of Decorating Consultants in order to receive feedback on product appeal and product value. Based on that review, new Products are introduced into the Company’s Product line. The Company has historically replaced approximately one third of the Company’s Products annually with new items.
Direct Sales Method and Organization
      Decorating Consultants. The Company’s direct sales strategy is focused on motivating Decorating Consultants to market and sell the Company’s Products. The Company does not use mail-order catalogs, retail outlets, or other methods of distribution, thus the Company is entirely dependent on Decorating Consultants to market the Products. As independent contractor sales representatives, each Decorating Consultant is responsible for operating such Decorating Consultant’s own business. Decorating Consultants work on a full or part-time basis.
      Decorating Consultants can profit from the difference between the purchase price of the Products paid by them to the Company and the sales price charged by them to their customers, which, for Decorating Consultants who are not Directors (as defined below), is their principal source of income from doing business with the Company. Decorating Consultants are also able to earn money and other incentives based on the number of Decorating Consultants they recruit, as well as the dollar amount of Products these recruits purchase from the Company. In addition, Decorating Consultants benefit from periodic discounts offered by the Company.
      Generally, Decorating Consultants pay for Products ordered from the Company at the time an order is placed, although the Company provides Decorating Consultants with an unsecured line of credit that averages approximately $630. The Company periodically modifies each Decorating Consultant’s credit limit based on sales volume and credit history. The Company uses Home Online®, an Internet order entry system (“Home Online”), to accept orders from its Decorating Consultants. Approximately 98% of the orders received by the Company were received through Home Online at the end of 2004. Decorating Consultants may have their personalized web page linked to Home Online allowing them the opportunity to better communicate with and service their customers. As of March 23, 2005, approximately 13% of the Company’s Decorating Consultants had their own web page.
      Decorating Consultants are contractually prohibited from marketing any other goods at Shows at which the Company’s Products will be sold. In addition, Decorating Consultants who become Directors are prohibited from representing or selling the products of any other direct selling company whose products or services directly compete with the Company’s.
      Shows. The “party plan” is a sales method in which Decorating Consultants conduct Shows in the homes of individuals who serve as hostesses for the Shows (“Hostesses”). Each Show is attended by guests who have been invited by the Hostess for that Show. At a Show, which typically lasts two to three hours, a Decorating Consultant will display representative groups of Products and color brochures depicting the Company’s new Products or entire Product line. Initially, the Decorating Consultant demonstrates the Products, but most of the Show time is devoted to discussing each guest’s decorating interests or needs and taking orders for Products. Typically, Products are paid for at the time they are ordered and are delivered to the Hostess by the Decorating Consultant within two weeks of the Show. The Company believes that Shows create group enthusiasm for the Products, enable Decorating Consultants to increase sales, offer the opportunity for Decorating Consultants to develop new customers, and provide Decorating Consultants the opportunity to recruit new Hostesses and Decorating Consultants. The Company also believes there is an opportunity to increase the number of bookings and shows held, and is, therefore, reviewing ways to increase the appeal of the buying experience for the customer.
      Hostesses. Hostesses are critical to a Decorating Consultant’s success. A Hostess is responsible for inviting guests, or prospective customers, to a Show, and later, for distributing the purchased Products to each customer. To reward the Hostess for their efforts, Hostesses who meet certain sales thresholds receive Products in an amount equal to 20% of the sales generated at the Show. Hostesses also qualify for 55% discount bonus buys and can receive additional gifts for bookings. Several times per year, the Company will provide discounts which allow the Decorating Consultants to increase the Hostess Program benefit to 30% or even 40% of the sales generated at the Show.
      Product Brochures. In addition to sales generated at Shows, Decorating Consultants also receive orders generated from Product brochures. Decorating Consultants generally mail Product brochures to Hostesses and customers themselves and/or through the Company’s preferred mailing program, or distribute the brochures at Shows and other events. The Company produces both quarterly brochures containing the Company’s complete Product line and monthly brochures containing the newest Products. All brochures have a place for the Decorating Consultant to insert personal contact information, since customers cannot purchase Products directly from the Company. The Company’s preferred mailing program provides an additional tool to Decorating Consultants whereby they provide a list of customers to the Company through Home Online. The Company then sends a personalized brochure directly to each individual on the Decorating Consultant’s mailing list for a small fee. This service is designed to reduce the administrative burden on the Decorating Consultants and allow them more time to make personal contact with their customers and expand their business. As of March 23, 2005, nearly 4,400 Decorating Consultants have subscribed to the preferred mailing program and over 128,000 customer names were submitted.
Training and Sales Support
      Field Organization. The Company’s training and sales support for Decorating Consultants is designed to give Decorating Consultants a stable foundation upon which to build their businesses. Decorating Consultants are recruited into “Units” for training and motivational purposes. In the United States, the number of Decorating Consultants in a Unit ranges from 10 to 314, with an average of approximately 61 Decorating Consultants per Unit. Approximately 1,200 Units are headed by a “Unit Director” and each Unit is grouped with other Units to constitute a “Branch”. The number of Units in a Branch ranges from 3 to 30, with an average of approximately 11 Units per Branch. There are approximately 100 Branches in the United States, the majority of which are headed by a Branch Director. In addition, Branches are grouped into “Districts”. Twelve District Directors travel throughout the United States and Puerto Rico motivating, training, and inspiring Branch and Unit Directors. All Decorating Consultants and Directors are independent contractors and not employees of the Company. The Company’s sales development team led by the Chief Executive Officer and Senior Vice-President, Sales and Marketing work closely with and provide support and direction to District Directors and Branch Directors.
      Recruiting and Training of New Decorating Consultants. The Company believes it is vital to the Company’s success to consistently recruit new Decorating Consultants. Accordingly, the Company provides Decorating Consultants with financial rewards and the possibility of achieving different levels of the career path based upon their ability to recruit and train productive Decorating Consultants. As part of their marketing and sales activities, Decorating Consultants seek to identify and to recruit new Decorating Consultants, typically individuals who previously have attended Shows.
      Though any Decorating Consultant can recruit an individual to become a Decorating Consultant, in 2004 only Decorating Consultants who were “Certified Trainers” were able to train a recruit and earn Decorating Consultant royalties on the Product sales of recruits that they have trained. To become a Certified Trainer, a Decorating Consultant must have demonstrated previous recruiting success, have been recommended by the Decorating Consultant’s Branch Director, and have attended training classes. In 2004, the Company certified approximately 2,800 of its Decorating Consultants as Certified Trainers, who earned Decorating Consultant royalties totaling $3.1 million. The Company believes that there are opportunities to improve the structure of the career path to promote potential leaders out faster and to simplify the recruiting process, and the Company is pursuing several initiatives to achieve this in 2005.
      The Company believes that training is an important component of a Decorating Consultant’s success. The Company began to simplify the training process in mid-year resulting in a faster, more efficient way to help new recruits to get started in their businesses. The training program begins with the purchase of a product show case plus a business supply kit, which includes self-directed training materials as well as product brochures to help a new recruit get started in the business quickly. In addition to the self-directed training, which is available in a booklet with a supporting DVD and includes the basics of how to book first shows as well as Hostess coaching to ensure high show sales, there is additional training support for a new recruit.
      The Company also introduced a consistency program called “Step up to Success” to help build retention of new recruits. The program incentivizes a new Decorating Consultant to achieve sales consistency through the new recruits’ first 3 months of business. This ensures that a Decorating Consultant is making money consistently in first 90 days of business, hence helping the new recruit see the benefits of their new business and enhancing overall retention.

      The Company believes there are additional opportunities to simplify training through increased self-directed training on-line and other venues.
      Ongoing Training and Motivation. The Company believes that Company sponsored training and motivation of Decorating Consultants is important to Decorating Consultant’s morale and overall confidence, and therefore, Company’s sales. The Company hosts a three-day annual seminar for all Decorating Consultants. At the seminar, the Company provides training in product merchandising and recruiting, introduces new Product lines and provides selling techniques for those lines. The Company also provides recognition ceremonies for the past year’s performance as well as sales motivation.
      In addition, the Company provides additional training and motivational support. The Company’s training team produces a quarterly DVD/ video series called “Creative Concepts” to which Decorating Consultants may subscribe. This series contains product selling and merchandising techniques. Additionally, the Company’s Chief Executive Officer, sales executives and national trainers routinely visit and assist Branch Directors nationwide.
      Once a month, the Company mails each Decorating Consultant a newsletter that announces new incentive programs or discounts, selling techniques, motivational strategies, Product status, and recognizes successful Decorating Consultants. Unit Directors typically hold weekly sales meetings for the Decorating Consultants in their Unit, and Branch Directors hold quarterly meetings for their Unit Directors and Decorating Consultants to discuss selling techniques, motivational strategies, product introductions, and sales recognition.
      Incentive Programs. In addition to the gross profit Decorating Consultants can earn through the purchase and resale of the Products, the Company provides incentives to Decorating Consultants by rewarding top-performing Decorating Consultants with vacation trips, gifts, and other prizes. The incentive rewards, which vary annually, are based on the volume of Products purchased from the Company and/ or the number of recruits a Decorating Consultant obtains. The Company also provides a variety of discount programs in connection with Product purchases and rewards Decorating Consultants who recruit other productive Decorating Consultants. The Company believes there is an opportunity to enhance how Decorating Consultants can be rewarded for their performance through an ongoing program that rewards consistency.
      Remuneration. Directors earn Decorating Consultant royalties on the Product purchases of the Decorating Consultants they service and are eligible for performance bonuses. District, Branch, Group, and Unit Directors earned Decorating Consultant royalties, including performance bonuses, amounting to $49.2 million in 2004. In general, District Directors also receive a monthly amount for each Branch they service plus an annual bonus based on the percentage of their District’s annual increase in Product purchases. In addition, District Directors, Branch Directors, Group Directors, and certain Unit Directors are reimbursed for certain travel and other expenses. Reimbursed expenses totaled $3.1 million in 2004.
Product Supply and Manufacturing
      Approximately 49% of the dollar volume of Products purchased by the Company in 2004 was purchased from, and manufactured by, the Company’s subsidiaries and sold through the direct selling channel. The Company manufactures framed artwork and mirrors, candles, plaques, and various types of molded plastic products through the use of custom-designed equipment. To date, the Company has been able to secure an adequate supply of raw materials for the manufacturing operations from numerous sources, and the Company does not expect any material interruptions in the supply of raw materials used to manufacture Products.
      Products not manufactured by the Company are purchased from numerous foreign and domestic suppliers. The Company is either the largest or the only customer of many of these suppliers, and most of the Products are manufactured exclusively for the Company. Many of the Company’s supplier relationships have existed for more than 20 years, and the Company has experienced minimal supplier turnover in recent years. However, because the Company does not enter into supply agreements with these suppliers, either party generally may terminate these relationships at any time. One third-party supplier furnished the Company with more than 17% of the Company’s purchased Products during 2004. The Company believes the relationship with this and the Company’s other suppliers to be good and does not expect any material interruptions in the supply of Products from its suppliers.
Product Distribution
      Decorating Consultants typically submit orders, primarily via Home Online to the Company’s headquarters weekly on one assigned order processing day. Upon receipt, orders are recorded and the Decorating Consultant’s recent sales activity, credit, and accounts receivable status are verified. Each order is filled and shipped, generally within 24 to 36 hours from when it is received. The Company uses an automated order fulfillment system and ships substantially all orders from the Carrollton, Texas distribution center.
      To minimize shipping costs and maximize the delivery experience, the Company uses a two-step process in which approximately 60 common carriers and truckload carriers ship full truck loads or partial loads of Products to approximately 210 regional delivery sites, where locally-based freight distributors (“Local Distributors”) sort the loads and deliver the Products to each Decorating Consultant. Approximately 83% of the Products shipped by the Company are delivered in this manner. In cases where Local Distributors are not used, the Products are shipped by common carrier, couriers via pool distribution, FedEx Home Delivery, or UPS directly to Decorating Consultants.
      When the Decorating Consultant receives a bulk-packaged order, the Decorating Consultant repackages the Products for individual customers and typically delivers them to the Hostesses, who in turn deliver the Products to the final customer. Decorating Consultants typically contact customers to confirm that the customers are satisfied with the Products received. Multiple contacts with Hostesses and customers provide Decorating Consultants several opportunities to provide information regarding the Company and Products, which assists the Decorating Consultants’ sales and recruiting efforts.
International Operations

Direct Sales
      The Company’s international operations are conducted primarily through the Carrollton, Texas office and Monterrey, Mexico office. Direct sales orders received from Canada and Puerto Rico are processed by the Company’s Carrollton office whereas all Mexico direct sales are handled by the Company’s Mexico direct sales subsidiary located in Monterrey, Mexico.
      As of December 31, 2004, the Company had over 27,700 active Decorating Consultants in Mexico as compared to approximately 25,400 active Decorating Consultants as of December 31, 2003. Net sales in Mexico increased 8.3% to $52.3 million for 2004 as compared to $48.3 million in 2003.
      As of December 31, 2004, the Company had over 1,400 active Decorating Consultants in Canada as compared to approximately 1,300 active Decorating Consultants as of December 31, 2003. Net sales in Canada increased 10.7% to $9.3 million for 2004 as compared to $8.4 million in 2003.
      As of December 31, 2004, the Company had over 1,100 active Decorating Consultants in Puerto Rico as compared to approximately 800 active Decorating Consultants as of December 31, 2003. Net sales in Puerto Rico increased 30.6% to $6.4 million for 2004 from $4.9 million in 2003.

Manufacturing Operations
      The Company acquired certain manufacturing operations in Monterrey, Mexico during the first quarter of 2003, HI Metals, HI Ceramics and HI Glass. Net sales generated by these facilities were $16.2 million during 2004 and $18.7 million during 2003. In the second quarter of 2004, the Company decided to discontinue the manufacturing of ceramics Products and to close the glass manufacturing plant. In the fourth quarter of 2004, the Company decided to shut down the metals manufacturing operations. The shutdown will be completed in the first quarter of 2005. The Company has accounted for the shutdown of the ceramic manufacturing operations as discontinued operations in the consolidated statement of operations and comprehensive income for the years ended December 31, 2003 and 2004. The costs incurred related to the shutdown of the glass and metals manufacturing operations are reflected in continuing operations in the consolidated statement of operations and comprehensive income for the years ended December 31, 2003 and 2004. Refer to the information in Note 14 to the Consolidated Financial Statements, which is hereby incorporated by reference.
      The Company’s international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations as well as unfavorable economic and political conditions.
Financial Information About Segments
      Refer to the information in Note 18 to Consolidated Financial Statements, which is hereby incorporated by reference.
Competition
      The Company operates in a highly competitive environment. Products sold by the Company compete with products sold elsewhere, including department and specialty stores, mail order catalogs, Internet, and other direct selling companies. The Company competes in the sale of Products on the basis of quality, price, and service. Because of the limited number of Products the Company manufactures and the relatively small number of suppliers of finished Products, the Company is able to exercise some control over the quality and price of the Products. As a result, the prices charged by Decorating Consultants are within a range believed to be acceptable to their customers.
      The Company also competes with other direct selling organizations, even those whose products may not compete with the Company’s Products, in recruiting and retaining Decorating Consultants. The Company’s success requires the recruitment, retention, and integration into the Company’s business of highly qualified management, sales, marketing, and product development personnel in order to support the needs of the Decorating Consultants.
Employees
      As of March 23, 2005, the Company had approximately 1,400 employees located principally in the United States. The employees located in the United States are not represented by a labor union or covered by a collective bargaining agreement. The Company believes the relationship with the Company’s employees to be good.

Item 2.	Properties
Owned Properties
      The Company owns the following properties in the United States and Mexico, each of which is used for the respective purpose set forth below:

		Approximate
Location	Purpose	Square Footage

Carrollton, Texas	Corporate headquarters, warehouse and distribution facility	660,000
Dallas, Texas	Manufacturing facility	209,000
Grand Island, Nebraska	Manufacturing facility	140,000
Laredo, Texas	Manufacturing facility	103,000
Monterrey, Mexico	Former Manufacturing facility	226,000

Leased Properties
      The Company leases the following properties in the United States, Canada and Mexico, each of which is used for the respective purpose set forth below:

		Expiration of	Approximate
Location	Purpose	Lease Term	Square Footage

Carrollton, Texas	Warehouse space	July, 2007	245,000
Carrollton, Texas	Warehouse space	February, 2006	205,000
Carrollton, Texas	Warehouse space	June, 2005	78,000
Carrollton, Texas	Warehouse space	June, 2005	58,000
Coppell, Texas	Warehouse space	July, 2005	79,000
Dallas, Texas	Former corporate headquarters	January, 2010	74,000	(1)
Grand Island, Nebraska	Warehouse space	June, 2005	9,600
Grand Island, Nebraska	Warehouse space	November, 2005	4,800
Houston, Texas	Sales office	May, 2008	2,500
Laredo, Texas	Warehouse space	April, 2006	50,000
Laredo, Texas	Warehouse space	March, 2005(2)	22,000
Palm Beach, Florida	Retail store	June, 2007	2,500
Trenton, New Jersey	Manufacturing facility	June, 2005(3)	40,000
Monterrey, Mexico	Distribution facility and corporate office space	June, 2009	164,000
Monterrey, Mexico	Distribution facility	September, 2007	105,000
Monterrey, Mexico	Warehouse space (Former Manufacturing facility)	March, 2005(4)	18,000
Toronto, Canada	Canada Direct Selling office	February, 2009	2,500

(1)	In February 2001, the Company subleased 41,000 square feet of the Company’s 75,000 square foot former corporate headquarters to a subtenant and subleased an additional 3,000 square feet to the same subtenant in June 2001. In 2003, the Company subleased an additional 18,000 square feet to subsidiary entities, Domistyle, Inc. and EM Boehm, Inc., for offices and showroom space. During 2004 the Company cancelled a portion of the sublease approximating 7,000 square feet. The Company is still in possession of 20,000 square feet.

(2)	Month-to-month lease established in February 2005 for additional warehouse space in Laredo.

(3)	Leased property is on a calendar quarter-to-quarter basis as of March 13, 2005.

(4)	Leased property is on a month-to-month basis as of February 1, 2005.

Item 3.	Legal Proceedings
      In the ordinary course of business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including product liability claims. The Company is not currently a party to any material litigation, and is not aware of any litigation threatened against it that could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      On March 29, 2004, pursuant to a written consent of a majority of the shareholders in lieu of a special meeting, Michael D. Kelly was elected as a member of the board of directors of the Company. This was the only matter that was submitted to a vote of security holders during the twelve-month period ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      There is no established public trading market for the Company’s common stock, $0.10 par value per share. As of March 23, 2005, the Company had outstanding 15,240,218 shares of common stock held by 194 shareholders.
      Holders of common stock are entitled to share ratably in dividends if and when declared by the Company’s Board of Directors (the “Board”) out of funds legally available therefore. The Company is restricted in the amount of dividends that may be paid to holders of common stock pursuant to the credit agreement with its principal lenders (the “New Senior Credit Facility”) and the Indenture dated as of June 4, 1998 (the “Indenture”), among the Company, certain of its subsidiaries, as guarantors, and United States Trust Company of New York, as trustee, governing the Company’s issued its 10 1/8% Senior Subordinated Notes Due 2008 (the “Notes”). The Company does not anticipate the payment of dividends on its common stock in the foreseeable future, because the terms of the Notes and the Company’s New Senior Credit Facility restrict the Company’s ability to pay dividends.
      As described below under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company repurchased all of the outstanding shares of the Company’s 12.5% Senior Convertible Preferred Stock from affiliates of the Company’s controlling shareholder with a portion of the proceeds of the New Senior Credit Facility that the Company entered into during the first fiscal quarter of 2004.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	Be Issued upon	Exercise Price of	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1998 Independent Contractor Plan	270,506	$18.65	2,069
1998 Key Employee Plan	967,963	$18.68	385,961
2002 Key Employee Plan	3,470,000	$19.42	2,530,000
Equity compensation plans not approved by security holders:	—		—

Total	4,708,469		2,918,030

      The Company did not sell any equity securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6.	Selected Financial Data
      The following summary is intended to highlight certain information contained elsewhere in this report. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements” elsewhere in this report for greater detail.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except Domestic Decorating Consultant data)
Statement of operations data:
Net sales	$460,440	$461,689	$574,499	$615,483	$549,811
Cost of goods sold(1)	223,514	200,889	251,748	285,410	259,075

Gross profit	236,926	260,800	322,751	330,073	290,736

Selling, general and administrative:
Selling(1)	82,285	86,461	105,117	103,500	103,468
Freight, warehouse and distribution	44,896	50,599	66,597	77,763	72,150
General and administrative(1)	48,867	56,146	58,168	65,283	66,606
Loss (gain) on the disposition of assets	(2,738)	495	(361)	108	5,207
Stock option expense (credit)	(351)	(62)	1,267	4,207	4,128
Homco restructuring	1,027	—	—	—	—
Redundant warehouse and distribution	6,089	1,197	—	—	—
Loss on debt restructure(2)	—	2,437	7,188	—	1,118

Total selling, general and administrative	180,075	197,273	237,976	250,861	252,677

Operating income	56,851	63,527	84,775	79,212	38,059

Other income (expense):
Interest income	2,208	1,017	472	357	317
Interest expense	(45,496)	(38,476)	(27,497)	(27,503)	(35,435)
Other income (expense), net	2,116	925	(1,439)	(953)	(1,456)

Other income (expense), net	(41,172)	(36,534)	(28,464)	(28,099)	(36,574)

Income from continuing operations before income taxes	15,679	26,993	56,311	51,113	1,485
Income tax provision	5,892	23,433	20,663	16,948	1,037

Income from continuing operations	9,787	3,560	35,648	34,165	448
Discontinued operations loss, net of taxes(3)	—	—	—	1,804	4,373

Net income (loss)	$9,787	$3,560	$35,648	$32,361	$(3,925)

Other financial data:
Gross profit percentage	51.5%	56.5%	56.2%	53.6%	52.9%
Cash flows provided by (used in):
Operating activities	$28,001	$40,295	$44,223	$17,524	$12,476
Investing activities	(20,625)	(14,838)	(13,796)	(27,438)	(12,842)
Financing activities	2,299	(49,893)	20,599	(21,312)	(8,256)
Depreciation and amortization	8,837	9,762	11,715	15,524	15,618
Capital expenditures	34,135	15,088	14,168	14,561	13,622
Dividends paid(4)	—	—	—	—	29,541

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except Domestic Decorating Consultant data)
Domestic Decorating Consultant data:
Number of orders shipped	821,716	782,670	923,935	1,067,982	930,560
Average order size(5)	$542	$560	$572	$492	$484
Active at end of year(6)	59,300	59,000	64,000	70,800	68,400
Average number of active Domestic Decorating Consultants during year(6)	61,900	58,300	61,600	66,500	70,600

	As of December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Balance sheet data:
Cash and cash equivalents(7)	$41,720	$17,247	$68,111	$36,636	$27,820
Property, plant and equipment, net	60,600	65,164	69,482	75,191	66,466
Total assets(7)	165,398	158,083	234,593	235,923	229,268
Total debt (including current maturities)(4)	465,333	317,842	344,916	323,238	466,562
Shareholders’ deficit	(362,111)	(263,013)	(227,701)	(191,382)	(330,672)

(1)	Certain non-recurring costs of $8.2 million, $6.6 million, $2.9 million, $5.8 million and $13.5 million in 2000, 2001, 2002, 2003 and 2004 respectively, associated with the integration and subsequent shutdown of the Mexico manufacturing facilities, non-capitalizable legal fees related to obtaining the waiver to the Senior Credit Facility, staff reductions, excess facilities, fees related to the debt restructuring (as defined in “Liquidity and Capital Resources,” below), corporate organizational realignment, accelerated amortization of leasehold improvements, non-capitalizable costs of a new enterprise resource planning (“ERP”) system, and strategic planning expenses are included in cost of goods sold, selling, and general and administrative expense.

(2)	In 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Previously the Company recognized a loss on a debt restructure as an extraordinary loss, net of related tax effect. On January 1, 2003, the Company adopted SFAS No. 145 and in accordance with SFAS No. 145, the Company reclassified the extraordinary loss, net of related tax effect, to income from operations and income tax expense. The effect of adopting SFAS No. 145 decreased operating income from previously amounts reported by $2.4 million, as of December 31, 2001, and $7.2 million, as of December 31, 2002, and income taxes increased by $12.8 for 2001 and decreased by $2.7 million for 2002.

(3)	In the first quarter of 2003 the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively “Produr”). Produr manufactured glass, ceramics, and metal products and is located in Monterrey Mexico. In April 2004, the Company decided to discontinue the manufacturing of ceramics products. The Company has accounted for the shutdown of the manufacturing operations of ceramics products as discontinued operations in the consolidated statement of operations and comprehensive income as of December 31, 2003 and 2004.

(4)	In March 2004, the Company entered into a New Senior Credit Facility with multiple financial institutions for $320 million. See Note 11 to the Consolidated Financial Statements, which is hereby incorporated by reference. The proceeds received from the New Senior Credit Facility were used to repurchase all outstanding shares of the Company’s 12.5% Senior Convertible Preferred Stock, to pay off the existing credit facility, and to fund related debt issuance costs. The terms of the New Senior Credit Facility include significant operating and financial restrictions, such as limits on the payments of dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	Average order size is calculated based on net sales less outside sales and international sales divided by number of orders. For purposes of this calculation, outside sales of $1.6 million, $9.2 million, $28.4 million, and $31.5 million for 2001, 2002, 2003, and 2004 have been excluded from net sales, respectively. There were no outside sales in 2000. In addition, international sales of approximately $15.1 million, $21.9 million, $36.7 million, $61.6 million, and $68.0 million for 2000, 2001, 2002, 2003, and 2004 have been excluded from net sales, respectively.

(6)	An active Decorating Consultant is a Decorating Consultant who has placed an order with the Company within the prior 14 weeks. The yearly average of active Decorating Consultants is calculated based upon the average number of active Decorating Consultants for each of the five previous quarters beginning with the quarter ended, December 31, 2004.

(7)	The Company reclassified book overdrafts to other current liabilities. As of December 31, 2002, 2003, and 2004, the Company had book overdrafts totaling $4.0 million, $4.9 million, and $4.8 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) Decorating Consultant recruiting and activity levels; (ii) loss or retirement of key members of management; (iii) imposition of foreign, federal or state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) success of new product launches, promotion programs, and incentive award programs; and (vii) general economic conditions. Many of these factors will be beyond the control of the Company.
      Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.
Company Direct Selling Strategy
      The Company’s strategy has evolved to put greater focus on what management believes to be the key drivers of the direct selling business, which are recruiting, retention, and productivity of the Decorating Consultant base.
      The Company recognizes the need to continue to attract and retain new Decorating Consultants. As of December 31, 2004, the Company’s active Decorating Consultants base in the United States decreased 3.4% to approximately 68,400 from approximately 70,800 as of December 31, 2003. While there was a slight decrease in the active Decorating Consultant base at year-end, the average active Decorating Consultant base for 2004 was 70,600 compared to 66,500 in 2003, a 6.2% increase. The Company is currently undertaking several key initiatives in the Decorating Consultant compensation and career path areas to increase recruiting and retention of Decorating Consultants.
      Management believes that the retention of experienced Decorating Consultants requires operational focus on several areas: product distribution fulfillment rates, product selection, and Decorating Consultant training and motivation. Fulfillment rates for product distribution remained strong at approximately 98% as of December 31, 2004. The Company continued to introduce new Products during 2004 that complement the existing line of Products, including a Product line under the trademark “Better Homes and Gardens,” subject to a licensing agreement with Meredith Corporation.
      Decorating Consultant training and motivation requires the introduction of sales promotion and development activities directed at helping increase the productivity of the Decorating Consultants. Sales tools such as the Company’s “Creative Concepts” DVD/ video series have helped with the Product merchandise training. The field is also supported by regular visits from training teams throughout the United States and Canada instructing the field on selling and recruiting techniques, along with ongoing training through weekly and monthly newsletters.
Company Manufacturing and Wholesale Supply Strategy
      The Company refers to its manufacturing and wholesale supply operations as “Domistyle,” a uniquely positioned home décor manufacturing and design operation that not only sells to the Company’s core direct selling business, but also sells to non-affiliated retailers.
      The Company continues to emphasize Products from the wholesale supply operation in the direct selling channel, which the Company believes provides opportunities for gross margin improvements and leverages the fixed expense component of the Company’s cost structure. During the year ended December 31, 2004, approximately 49% of the dollar volume of Products purchased for the direct selling channel of the Company was purchased from, and manufactured by the Company’s subsidiaries. The Company believes that this increased focus on the Company’s manufacturing strategy has supported Decorating Consultant productivity and retention through increased fulfillment rates and increased flexibility related to promotion strategies.
      The Company’s Domistyle operation increased net sales to non-affiliated retailers by $3.1 million or 10.9% for the year ended December 31, 2004. Wholesale supply net sales by the Company were $31.5 million for the year ended December 31, 2004 compared to $28.4 million for the year ended December 31, 2003.
Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates the Company’s estimates, including those related to allowances for bad debts, inventory reserves, actuarially determined insurance reserves, and tax reserves. Management’s estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies subject to significant judgments and estimates include the following:

Revenue Recognition
      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended. Accordingly, revenue from Product sales is recognized upon an estimation of expected delivery date to the Decorating Consultants at which point title to the Product and risk of ownership passes. Provisions for discounts and rebates to Decorating Consultants, and returns and other adjustments are provided for in the same period the related sales are recorded. Shipping and handling expenses are recorded as operating expenses. Deferred revenue is recorded to the extent that shipments have not been received by Decorating Consultants by year end.

Allowances for Bad Debts
      The Company maintains allowances for bad debts for estimated losses resulting from uncollectible amounts due from Decorating Consultants and Domistyle customers. The primary factors considered by the Company in determining the allowance for bad debts are the age of outstanding receivables, payment trends, and estimated recovery dates. If the financial condition of the Company’s Decorating Consultants and Domistyle customers were to deteriorate, resulting in the inability to make payments, additional allowances might be required.

Inventory Reserves
      The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for the Company’s Products and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Insurance Reserves
      The Company is primarily self-insured for workers’ compensation and provides reserves for workers’ compensation claims that are incurred but not reported by year-end. The Company takes into consideration the status of current and historical claims and actuarial estimates of losses from such claims to determine the reserve amounts. If current or future claims are higher than estimated, additional reserves may be required.

Tax Reserves
      The Company provides a reserve for the future payment of state and federal income taxes arising out of completed transactions. The Company establishes reserves when, in spite of the Company’s belief that the Company’s tax return positions are fully supportable, the Company believes that certain positions may be challenged and that the Company may not succeed. The Company adjusts these reserves in light of changing facts and circumstances. At this time, the Company does not foresee any additional tax obligations beyond what is reserved. However, if future tax obligations are higher than estimated, additional reserves may be required.

Goodwill
      The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” which states that there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets is assessed at least annually to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. The estimates of fair market value are based upon management’s estimates of the present value of future cash flows. Management makes assumptions regarding the estimated cash flows and if these estimates or related assumptions change, an impairment charge may be incurred.

Stock Compensation Plans
      The Company accounts for grants under the Independent Contractor Stock Option Plan (the “1998 Independent Contractor Plan”) in accordance with Statement of Accounting Financial Standards No. 123. The Company estimates quarterly compensation expense using the Black-Scholes option-pricing method, using certain key assumptions such as the estimated fair value of the Company’s common stock, term, dividend yield, volatility, and risk-free interest rate. These key assumptions are subjective in nature and future compensation expense could vary significantly from prior periods.

      The Company accounts for grants under the 1998 Key Employee Stock Option Plan (the “1998 Plan”) and the 2002 Key Employee Stock Option Plan (the “2002 Plan”) in accordance with the Accounting Principles Board Opinion No. 25. The 2002 Plan options are accounted for under variable accounting due to the option vesting being linked to certain Company financial performance goals. The Company estimates quarterly compensation expense for the 2002 Plan using the Minimum Value option-pricing method, using certain key assumptions such as the estimated fair value of the Company’s common stock, term, dividend yield, and risk-free interest rate. These key assumptions are subjective in nature and future compensation expense could vary significantly from prior periods.

Reclassifications
      Certain reclassifications have been made to prior years’ balances to conform to current year presentation.
      The Company has reclassified the operating losses attributed to the discontinued operations of the ceramics manufacturing plant to losses from discontinued operations in the statement of consolidated operations and comprehensive income for the twelve months ended December 31, 2003. The effect of this reclassification increased income from continuing operations by $1.8 million for the twelve months ended December 31, 2003. This reclassification had no impact on net income for the year ended December 31, 2004.
      In 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Previously the Company recognized a loss on a debt restructure as an extraordinary loss, net of related tax effect. On January 1, 2003, the Company adopted SFAS No. 145 and in accordance with SFAS No. 145, the Company reclassified the extraordinary loss, net of related tax effect, to income from operations and income tax expense. The effect of adopting SFAS No. 145 decreased operating income from previously reported amounts by $7.2 million, as of December 31, 2002, and income taxes decreased by $2.7 million for 2002.
Results of Operations

2004 Compared to 2003

			Amount	Percentage
	2003	2004	Variance	Variance

	(Dollars in thousands)
Net Sales
Domestic direct net sales to non-affiliates	$525,480	$450,378	$(75,102)	(14.3)%
International direct net sales to non-affiliates	61,629	67,979	6,350	10.3%
Domistyle net sales to non-affiliates	28,374	31,454	3,080	10.9%

Net sales	$615,483	$549,811	$(65,672)	(10.7)%

Other Key Domestic Data
Number of average active Decorating Consultants	66,500	70,600	4,100	6.2%
Number of average active international Decorating Consultants	21,000	26,500	5,500	26.2%
Number of orders shipped	1,067,982	930,560	(137,422)	(12.9)%
Number of orders per Decorating Consultant	16.05	13.18	(2.87)	(17.9)%
Average order size (actual dollars)	$492	$484	$(8)	(1.6)%
      Net sales decreased $65.7 million, or 10.7%, to $549.8 million in 2004 from $615.5 million in 2003. Domestic direct sales to non-affiliates decreased $75.1 million, or 14.3% for the year ended December 31, 2004 as compared to 2003. The Company believes the decline in sales is the result of a number of factors, including macroeconomic conditions, such as rising energy prices, which have had a compounded negative impact of reducing both disposable income between the Company’s principal customer base, and the Decorating

Consultants’ and customers’ willingness to organize and attend Shows. Additionally, weather-related issues due to hurricanes in the southeastern United States during the third quarter of 2004 also negatively impacted sales. Other factors that impacted results were decreases in both the number of orders per Decorating Consultant, and average order size. The Company believes these decreases are due to the increase in the average number of active Decorating Consultants during 2004, because new Decorating Consultants are historically less productive in their first two years of selling, and cautious consumer spending resulting from economic concerns. Given the decline in domestic direct sales, management believes there are certain adjustments that need to be made to components of the domestic direct sales program and is currently undertaking several key initiatives to regain sales momentum.
      International direct net sales to non-affiliates increased $6.4 million, or 10.3%, in the year ended December 31, 2004 as compared to December 31, 2003. This increase in net sales was primarily related to the increase in the average number of active Decorating Consultants in Mexico, Canada, and Puerto Rico. The average number of active international Decorating Consultants increased 26.2% to 26,500 for the year ended December 31, 2004 from 21,000 in the comparable period in 2003.
      Domistyle net sales to non-affiliates increased 10.9% or $3.1 million over the comparable periods as the Company continues to expand the wholesale supply channel.
      Gross profit decreased $39.3 million, or 11.9%, to $290.7 million in 2004 from $330.1 million in 2003. The decrease in gross profit is directly attributable to the decline in net sales. As a percentage of net sales, gross profit decreased to 52.9% in 2004 from 53.6% in 2003. The gross profit percentage was impacted by several factors. In comparison to 2003, domestic direct selling gross profit percentage in 2004 was higher as a result of management’s actions taken during 2004. As Domistyle net sales increased, gross profit as a percentage of total net sales declined slightly, since the Domistyle net sales generally have a lower margin than domestic Decorating Consultant net sales. In addition, metals and glass manufacturing were operating at negative gross margins due to operating inefficiencies, inventory write offs, and redundant facilities. The impact to gross profit was $5.3 million for the year ended December 31, 2004 compared to $2.8 million for the same period in 2003.
      Selling expense of $103.5 million in 2004 remained unchanged from $103.5 million in 2003. As a percentage of net sales, selling expense increased to 18.8% in 2004 from 16.8% in 2003. The increase in selling expense as a percentage of sales is primarily due to new product licensing agreements on licensed product sales in 2004, and the cost and timing of accruals for sales events, sales promotions, and incentive trips which was offset by a decrease in Decorating Consultant sales compensation due to lower sales volumes. Licensing royalty expense on licensed product net sales related to the new product licensing agreements was $3.6 million in 2004. Accruals for sales events, sales promotions, and incentive trips increased $3.6 million to $16.0 million during 2004 from $12.4 million in 2003. This was offset by a decrease in Decorating Consultant sales compensation of $7.8 million to $69.4 million in 2004 from $77.2 million in 2003.
      Freight, warehouse and distribution expense decreased $5.6 million, or 7.2%, to $72.2 million in 2004 from $77.8 million in 2003. These costs were 13.1% of net sales in 2004 compared to 12.6% in 2003. This increase in freight, warehouse and distribution expense as a percentage of sales was primarily due to a $1.6 million increase in additional facilities and personnel costs, and additional freight, labor and packaging supplies costs as a result of the 1.6% decrease in average order size in 2004 over the comparable period of 2003.
      General and administrative expense increased $1.3 million, or 2.0%, to $66.6 million in 2004, from $65.3 million in 2003. The increase consists primarily of $2.1 million in fees incurred for strategic consulting services provided to the Company during 2004 and $0.6 million in goodwill impairment during 2004 offset by cost savings initiatives implemented by the Company in the third quarter of 2004.
      Included in cost of goods sold, selling, and general and administrative expenses are certain additional non-recurring costs related to excess facilities, implementation costs related to the new ERP system, corporate organizational realignment expenses, and strategic planning consulting expenses. Corporate organizational realignment, ERP implementation, and strategic planning expenses were approximately $5.7 million and $4.1 million for the years ended December 31, 2004 and 2003, respectively. Non-recurring costs related to operating inefficiencies and the shutdown and consolidation of redundant facilities in the Company’s Mexico manufacturing operations were approximately $7.8 million for the year ended December 31, 2004 compared to $1.7 million for the same period of 2003.
      Loss on the disposition of assets of $5.2 million and $0.1 million were recorded in 2004 and 2003, respectively. The loss in 2004 was primarily related to the impairment and disposition of assets during the shutdown and consolidation of redundant facilities in the Company’s Mexico manufacturing operations. The loss in 2003 was related to impairment losses on the retirement of manufacturing equipment offset by a gain on the sale of land.
      Loss on debt restructure in 2004 was a result of the write-off of $0.4 million of unamortized debt issuance costs and $0.7 million of legal and advisory related to the debt restructure in March 2004.
      Stock option expense of approximately $4.1 million and $4.2 million was recorded in 2004 and 2003, respectively. Stock option expense relates to the options issued under the 1998 and 2002 Key Employee Stock Option Plans and the 1998 Independent Contractor Stock Option Plan.
      Interest income remained flat from 2004 to 2003.
      Interest expense increased $8.0 million, or 28.8% to $35.4 million for the year ending December 31, 2004, from $27.5 million for the year ended December 31, 2003. The increase is a result of higher debt balances related to the refinancing of the Company’s New Senior Credit Facility that occurred on March 31, 2004.
      Income taxes decreased $15.9 million to $1.0 million in 2004 from $16.9 million in 2003. Income taxes, as a percentage of income before income taxes, were 69.8% in 2004 compared to 33.2% in 2003. The change in income taxes as a percentage of income before income taxes is due to a favorable state income tax audit determination in the third quarter of 2003, offset by higher non-deductible items compared to net income before income taxes in 2004.
      Discontinued operations loss, net of tax increased $2.6 million to $4.4 million in 2004 from $1.8 million in 2003. On April 28, 2004, the Company discontinued the manufacture of ceramics produced in its Mexico manufacturing facility. The operations and cash flows of the ceramics manufacturing operation have been eliminated from the Company’s ongoing operations and have been classified as discontinued operations.

2003 Compared to 2002

			Amount	Percentage
	2002	2003	Variance	Variance

	(Dollars in thousands)
Net Sales
Domestic direct net sales to non-affiliates	$528,589	$525,480	$(3,109)	(0.6)%
International direct net sales to non-affiliates	36,723	61,629	24,906	67.8%
Domistyle net sales to non-affiliates	9,187	28,374	19,187	208.8%

Net sales	$574,499	$615,483	$40,984	7.1%

Other Key Domestic Data
Number of average active Decorating Consultants	61,600	66,500	4,900	8.0%
Number of average active international Decorating Consultants	13,100	21,000	7,900	60.3%
Number of orders shipped	923,935	1,067,982	144,047	15.6%
Number of orders per Decorating Consultant	14.99	16.05	1.06	7.1%
Average order size (actual dollars)	$572	$492	$(80)	(14.0)%
      Net sales increased $41.0 million, or 7.1%, to $615.5 million in 2003 from $574.5 million in 2002. The increase was primarily due to an increase in international direct sales to non-affiliates of $24.9 million or 67.8%

related to the increase in Mexico and Canada Decorating Consultant base, and an increase in Domistyle sales to non-affiliate retailers of $19.2 million or 208.8% primarily due to sales from newly acquired companies. Domestic direct sales to non-affiliates decreased $3.1 million or 0.6%. The primary variables that impact domestic direct sales include the number of Decorating Consultants, the number of orders shipped, the number of orders per Decorating Consultant, and average order size. The Company believes the decrease in average order size is due to the increase in new Decorating Consultants who are historically less productive and the timing of incentive promotions. The number of average active domestic Decorating Consultants increased to approximately 66,500 for the year ending December 31, 2003 as compared to approximately 61,600 for the year ending December 31, 2002. The number of orders shipped increased 15.6% to 1,067,982 orders in 2003 from 923,935 orders in 2002.
      Gross profit increased $7.3 million, or 2.3%, to $330.1 million in 2003 from $322.8 million in 2002. As a percentage of net sales, gross profit decreased to 53.6% in 2003 from 56.2% in 2002. The gross profit percentage was impacted by several factors. The decrease as a percentage of net sales is primarily due to significantly discounted Product sales resulting from a special, one-time inventory reduction promotion that occurred in the third quarter of 2003. As the Domistyle net sales increased, gross profit as a percentage of total net sales declined slightly, since the Domistyle net sales generally have a lower margin than domestic Decorating Consultant net sales. In addition, metals and glass manufacturing, which were acquired in 2003, were operating at negative gross margins due to operating inefficiencies, inventory write offs, and redundant facilities. The impact to gross profit was $2.8 million for the year ended December 31, 2003.
      Selling expense decreased $1.6 million, or 1.5%, to $103.5 million in 2003 from $105.1 million in 2002. As a percentage of net sales, selling expense decreased to 16.8% in 2003 from 18.3% in 2002. The decrease in selling expense is primarily due to the cost and timing of accruals for sales events such as the Company’s annual seminar and a decrease in Director bonuses of $5.8 million as a result of lower qualifying Decorating Consultant sales compared to the prior year. These decreases were partially offset by $2.9 million of additional selling expenses related to subsidiaries acquired in 2003.
      Freight, warehouse and distribution expense increased $11.2 million, or 16.8%, to $77.8 million in 2003 from $66.6 million in 2002. These costs were 12.6% of net sales in 2003 compared to 11.6% in 2002. This increase was primarily due to the increase in facility related expenses and freight, labor and warehouse supplies as a result of the 15.6% increase in the number of orders shipped over 2002.
      General and administrative expense increased $7.1 million, or 12.2%, to $65.3 million in 2003, from $58.2 million in 2002. This increase consists primarily of a $2.7 million increase in depreciation and amortization expense, $2.1 million increase related to additional facility related expenses, $1.5 million increase in professional fees, and $0.7 million increase in employee related costs. Included in the increase in general and administrative expense is $2.9 million related to subsidiaries acquired in 2003.
      Included in cost of goods sold and general and administrative expenses are certain additional non-recurring costs related to excess facilities, implementation costs related to the new ERP system, corporate organizational realignment expenses, and strategic planning consulting expenses. Corporate organizational realignment, ERP implementation, and strategic planning consulting expenses were approximately $4.1 million and $2.9 million for the years ended December 31, 2003 and 2002, respectively. Non-recurring costs related to operating inefficiencies and the integration of the Company’s Mexico manufacturing operations acquired in 2003 were approximately $1.7.
      Loss on the disposition of assets of $0.1 million and a gain of $0.4 million were recorded in 2003 and 2002, respectively. The loss in 2003 was related to impairment losses on the retirement of manufacturing equipment offset by a gain on the sale of land. The gain in 2002 was related to the sale of a partial interest in an aircraft.
      Loss on debt restructure of $7.2 million in 2002 was a result of the write-off of $3.3 million of unamortized debt issuance costs and $3.9 million of fees related to the debt restructure in July 2002.

      Stock option expense of approximately $4.2 million and $1.3 million was recorded in 2003 and 2002, respectively. The increase in 2003 is due to the full-year impact of the issuance of options in the third quarter of 2002 under the 2002 Stock Option Plan for Key Employees.
      Interest income decreased $0.1 million, or 24.4%, to $0.4 million in 2003 from $0.5 million in 2002 primarily due to lower average interest rates.
      Interest expense remained unchanged at $27.5 million due to a higher average debt balance in 2003 compared to 2002 offset by a slight decrease in LIBOR interest rates in 2003 compared to 2002.
      Income taxes decreased $3.8 million to $16.9 million in 2003 from $20.7 million in 2002. Income taxes, as a percentage of income before income taxes, were 33.2% in 2003 compared to 36.7% in 2002. The change in income taxes as a percentage of income before income taxes is due to a favorable state income tax audit determination in the third quarter of 2003, as well as the recognition of a deferred tax valuation allowance as a result of net operating loss carry forwards in association with the manufacturing companies located in Mexico.
      Discontinued operations loss, net of tax was $1.8 million in 2003. On April 28, 2004, the Company discontinued the manufacture of ceramics produced in its Mexico manufacturing facility. The operations and cash flows of the ceramics manufacturing operation have been eliminated from the Company’s ongoing operations and have been classified as discontinued operations.
Segment Analysis
      The Company’s operations are divided into three reporting segments: direct selling domestic, direct selling international, and Domistyle. The direct selling domestic segment includes direct sales by Decorating Consultants located within the fifty states of the United States. The direct selling international segment includes direct sales by Decorating Consultants located in Mexico, Canada, and Puerto Rico. The direct selling domestic and direct selling international operations are directly attributed to the number of Decorating Consultants the Company has selling its Products. The Domistyle segment of operations includes the Company’s manufacturing operations, from which the majority of manufactured products are purchased by the Company’s direct selling domestic segment. As a result Domistyle sales generally follow the Company’s domestic direct selling trends.

2004 Compared to 2003
      Consolidated net sales decreased $65.7 million, or 10.7%, to $549.8 million for the year ended December 31, 2004 from $615.5 million for the year ended December 31, 2003. See discussion in “Results of Operations”.

Direct Selling Domestic
      Domestic net sales decreased $77.8 million, or 14.0%, to $476.6 million in 2004 from $554.4 million in 2003. Domestic direct net sales to non-affiliates decreased $75.1 million, or 14.3% to $450.4 million for the year ended December 31, 2004 from $525.5 million for the year ended December 31, 2003. The primary sales drivers for non-affiliate sales are average order size, Decorating Consultant productivity, and number of active Decorating Consultants. Average order size decreased 1.6% to $484 in 2004 from $492 in 2003. The number of orders shipped decreased 12.9% to 930,560 in 2004 from 1,067,982 in 2003. The average number of active domestic Decorating Consultants increased 6.2% to 70,600 for the year ended December 31, 2004 from 66,500 for the year ended December 31, 2003. Net sales to affiliates decreased $2.7 million, or 9.4% to $26.2 million in 2004 compared to $29.0 million in 2003. The primary reason for the decrease is the timing of inventory purchases for the Company’s direct sales international operations in Mexico.

Direct Selling International
      International direct sales increased $6.4 million, or 10.3%, to $68.0 million for the year ended December 31, 2004 from $61.6 million for the year ended December 31, 2003. This increase was primarily due to the increase in the Decorating Consultant base in Mexico, Canada, and Puerto Rico. For the year ended

December 31, 2004, the average active international Decorating Consultant base was approximately 24,200, 1,300, and 1,000 in Mexico, Canada, and Puerto Rico, respectively as compared to 19,400, 1,000, and 600 for the year ended December 31, 2003.
      Exchange rate fluctuations also impact year over year comparisons. International direct sales are transacted in the local currency in Canada and Mexico. In Mexico, which accounted for 77% of total international direct net sales in 2004, direct net sales increased 13.8% in Mexican pesos, which translated to an 8.1% increase in U.S. dollars as compared to 2003.

Domistyle
      The Company is in the process of expanding its wholesale supply sales to non-affiliate resellers through its Domistyle segment. Net sales to non-affiliate resellers for the year increased $3.1 million, or 10.9%, to $31.5 million in 2004 as compared to $28.4 million in 2003. The increase in net sales to non-affiliate resellers accounted for 19.6% of Domistyle net sales for the year ended December 31, 2004 as compared to 16.3% for the year ended December 31, 2003. Net sales to affiliates decreased $16.9 million, or 11.6%, to $128.7 million in 2004 from $145.6 million in 2003. The decrease is a result of the decline in product demand from the Company’s direct selling domestic segment.

2003 Compared to 2002
      Consolidated net sales increased $41.0 million, or 7.1%, to $615.5 million for the year ended December 31, 2003 from $574.5 million for the year ended December 31, 2002. See Discussion in “Results of Operations”.

Direct Selling Domestic
      Domestic net sales increased $8.5 million, or 1.6%, to $554.4 million in 2003 from $545.9 million in 2002. Domestic direct net sales to non-affiliates decreased $3.1 million, or 0.6% to $525.5 million for the year ended December 31, 2003 from $528.6 million for the year ended December 31, 2002. The primary sales drivers for non-affiliate sales are average order size, Decorating Consultant productivity, and number of active domestic Decorating Consultants. Average order size decreased 14.0% to $492 in 2003 from $572 in 2002. The number of orders shipped increased 15.6% to 1,067,982 in 2003 from 923,935 in 2002. The average number of active domestic Decorating Consultants increased 8.0% to 66,500 for the year ended December 31, 2003 from 61,600 for the year ended December 31, 2002. Net sales to affiliates increased $11.8 million, or 68.6% to $29.0 million in 2003 compared to $17.2 million in 2002. The primary reason for the decrease is the timing of inventory purchases for the Company’s direct sales international operations that had increased sales of 67.8% in 2003 as compared to 2002.

Direct Selling International
      International direct sales increased $24.9 million, or 67.8% to $61.6 million for the year ended December 31, 2003 from $36.7 million for the year ended December 31, 2002. This increase was primarily due to the increase in the Decorating Consultant base in Mexico, Canada, and Puerto Rico. For the year ended December 31, 2003, the average active international Decorating Consultant base was approximately 19,400, 1,000, and 600 in Mexico, Canada, and Puerto Rico, respectively as compared to 12,200, 400, and 400 for the year ended December 31, 2002.
      Exchange rate fluctuations also impact year over year comparisons. International direct sales are transacted in the local currency in Canada and Mexico. In Mexico, which accounted for 78% of total international direct net sales in 2003, direct net sales increased 78.0% in Mexican pesos, which translated to a 60.2% increase in U.S. dollars as compared to 2002.

Domistyle
      Net sales to non-affiliate resellers for the year increased $19.2 million, or 208.8% to $28.4 million in 2003 as compared to $9.2 million in 2002. The increase is primarily a result of acquisitions during 2003. The increase in net sales to non-affiliate resellers accounted for 16.3% of Domistyle net sales for the year ended December 31, 2003 as compared to 6.3% for the year ended December 31, 2002. Net sales to affiliates increased $9.4 million, or 6.9% to $145.6 million in 2003 from $136.1 million in 2002. The increase is a result of increased Product demand from the Company’s direct selling domestic and direct selling international segments.
Seasonality
      The Company’s business is influenced by the Christmas holiday season and by promotional events. Historically, the highest portions of the Company’s net sales and operating income have been realized during the fourth quarter. Working capital requirements also fluctuate during the year. Working capital requirements are at the highest levels during the third and fourth quarters as the Company’s obligations for increases in inventory for the peak season become due. In addition to the Company’s peak season fluctuations, quarterly results of operations may fluctuate depending on the timing of, and amount of sales from, discounts, incentive promotions and/or the introduction of new Products. As a result, the Company’s business activities and results of operations in any quarter are not necessarily indicative of any future trends in the Company’s business.
Liquidity and Capital Resources
      At December 31, 2004, the Company had $27.8 million in cash and $46.0 million, net of outstanding letters of credit, available under the $50.0 million of Revolving Loans as defined below.
      The Company’s cash decreased $8.8 million from $36.6 million as of December 31, 2003, to $27.8 million at December 31, 2004. The decrease resulted primarily from $12.8 million and $8.3 million of net cash used by investing and financing activities, respectively, offset in part by $12.5 million of net cash provided by operating activities.
      Net cash of $12.5 million provided by operating activities consisted primarily of $33.5 million provided by net income, as adjusted for non-cash items, and $21.0 million used by working capital. Working capital usage consisted primarily of a $7.3 million increase in accounts receivable, a $2.1 million increase in prepaid expenses, a $5.3 million decrease in accounts payable, a $1.0 million decrease in income taxes payable, a $5.9 million decrease in accrued seminar expenses and incentive awards, a $2.7 million decrease in Decorating Consultant royalties payable which was offset by a $2.4 million increase in deferred revenue.
      Net cash of $12.8 million used in investing activities was a result of approximately $13.6 million of cash used for the purchases of property, plant and equipment.
      Net cash of $8.3 million used in financing activities consisted primarily of $7.5 million of principal payments under the New Senior Credit Facility and $1.6 million in capital lease payments.
      On March 31, 2004, the Company entered into the New Senior Credit Facility, with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, as administrative agent, and the several lenders from time to time parties thereto, pursuant to which the Company, among other things, refinanced loans outstanding under the Company’s existing credit facility. The New Senior Credit Facility provides a seven-year term loan facility of up to $320.0 million (the “Term Loans”), and a $50.0 million five-year revolving credit facility (the “Revolving Loans”).
      On March 31, 2004, $320.0 million in proceeds received from the Term Loans were used to complete the following transactions:

•	For an aggregate purchase price of $139.0 million, the Company repurchased all of the Company’s outstanding shares of its 12.5% Senior Convertible Preferred Stock, pursuant to a Stock Purchase Agreement, dated March 31, 2004, among the Company and certain affiliates of the Company’s controlling stockholders the “Preferred Stock Repurchase”.

•	$169.1 million of the proceeds were used to pay off the existing credit facility, which included an outstanding debt balance, related partial year interest, commitment fees, and outstanding letter of credit fees.

•	$9.4 million of the proceeds were used to pay legal and advisory fees associated with the Preferred Stock Repurchase and the pay off of the existing credit facility, and the New Senior Credit Facility debt issuance costs.
      There were no amounts drawn under the Revolving Loans and the remaining Term Loan proceeds of approximately $2.5 million were used for general working capital purposes.
      Borrowings under the New Senior Credit Facility require quarterly principal and interest payments. The Term Loans mature on March 31, 2011 and the Revolving Loans mature on March 31, 2009, provided that in the event that the senior subordinated notes (the “Notes”) are not refinanced in whole on or prior to December 1, 2007 through the issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering, then all Term Loans outstanding will become due and payable and the Revolving Loans commitment will terminate on that date. Accordingly, the Company is amortizing the debt issuance costs over the period from March 31, 2004 through December 1, 2007. The Company may, at its option, prepay the Term Loans and Revolving Loans without premium or penalty provided that in certain circumstances prepayment of the Term Loans on or prior to March 31, 2005 must be accompanied by a 1% prepayment premium. Additionally, the Company may reduce or eliminate its Revolving Loans commitment prior to maturity. The New Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company’s wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly owned domestic subsidiaries. There are no material restrictions on the Company’s ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.
      The Term Loans under the New Senior Credit Facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. The applicable LIBOR margin and Alternate Base Rate margin on both the Revolving Loans and the Terms Loans are subject to adjustments, upwards or downwards based upon the leverage ratio as defined by the New Senior Credit Facility. The interest rates on all borrowings outstanding under the New Senior Credit Facility were based on LIBOR as of December 31, 2004. As of December 31, 2004, term borrowings outstanding totaled $312.5 million. The weighted-average interest rate on the Term Loan borrowings outstanding at December 31, 2004 was 7.17%.
      The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of December 31, 2004. Outstanding letters of credit totaled $4.0 million as of December 31, 2004.
      Payments on the Notes and the New Senior Credit Facility represent significant cash requirements for the Company. Interest payments on the Notes commenced in December 1998 and continue semi-annually until the Notes mature in 2008. The Company has the option to redeem the Notes in whole or in part at any time. The Term Loans under the New Senior Credit Facility require quarterly interest and principal payments. In addition, the New Senior Credit Facility includes a $50.0 million five-year revolving credit facility, which matures on March 31, 2009. As of December 31, 2004, there were no outstanding Revolving Loans.
      The Company paid a total of $39.6 million in debt service for 2004, consisting of principal payments under the New Senior Credit Facility of $7.5 million, interest and commitment fees under the New Senior Credit Facility of approximately $17.0 million, and interest of $15.1 million on the Notes.
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
      On December 6, 2004, the Company entered into an amendment to its New Senior Credit Facility which among other things: (i) reset the consolidated leverage ratio applicable through the fiscal quarters ending December 31, 2005; (ii) reset the consolidated interest coverage ratio for the fiscal quarters ending December 31, 2004 through December 31, 2005; (iii) provided for an amendment fee of 0.25%, or $862,000, immediately payable to the lenders and (iv) modified pricing for the Term Loans. The First Amendment also revised the covenants relating to capital expenditures, acquisitions, asset sales and sale-leasebacks, and repurchases of Company stock to make them more restrictive.
      The Company was in compliance with all covenants or other requirements set forth in the New Senior Credit Facility credit agreements and indentures as of December 31, 2004. The maturity date of the Company’s debt was not impacted by the Company’s rating downgrade.
      The Company’s near and long-term operating strategies focus on broadening the Decorating Consultant base through recruiting efforts, increasing retention and productivity of the existing Decorating Consultant base, and leveraging the assets of the Company’s manufacturing subsidiaries. The Company believes that cash on hand, net cash flow from operations and borrowings under the Revolving Loans will be sufficient to fund its cash requirements through the year ended December 31, 2005. Cash requirements will consist primarily of payments of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company’s future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.
Contractual Obligations
      The following table summarizes the Company’s contractual obligations at December 31, 2004 and the effects such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

	Payments Due by Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

CONTRACTUAL OBLIGATIONS:
Long-term debt	$461,600	$13,750	$447,850	$—	—
Capital lease obligations	4,275	1,800	2,475	—	—
Related-party note payable	687	687	—	—	—
Guaranteed minimum licensing royalty obligation	4,700	3,650	1,050	—	—
Non-cancelable operating lease obligation (net of subleases)	12,947	4,249	7,512	1,186	—
Letters of credit	4,039	4,039	—	—	—

Total contractual obligations	$488,248	$28,175	$458,887	$1,186	$—

      Long-term debt consists of borrowings under the New Senior Credit Facility and Notes. The New Senior Credit Facility borrowings require quarterly principal and interest payments and the Notes require semi-annual interest payments. The Company may, at its option, prepay the term loans without premium or penalty.
      The Company entered into several capital leases for warehouse equipment, manufacturing equipment, and office furniture and fixtures. The initial term of the leases range from three years to seven years. Interest is calculated at a weighted-average rate of 6.47% per annum.
      In June of 2003, the Company entered into a twelve-year license agreement (the “License Agreement”) with Meredith Corporation. The agreement provides for earned licensing royalty payments to Meredith Corporation determined by a percentage of net sales and guaranteed annual minimum licensing royalty payments that escalate through the term of the License Agreement. In addition, in February 2004, the Company entered into a two-year license agreement with The Thomas Kinkade Company (the “Licensor”) that provides for earned licensing royalty payments to the Licensor determined by a percentage of net sales and guaranteed minimum licensing royalty payments.
      The Company has several outstanding operating leases related to the former corporate headquarters facility and additional warehousing space. The majority of the former corporate headquarters facility has been subleased.
      As of December 31, 2004, the Company had $4.0 million in letters of credit outstanding related to insurance policies.
Off Balance Sheet Arrangements
      At December 31, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships.
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
      As a result of the interest pricing mechanism associated with the New Senior Credit Facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company’s desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. During the second quarter of 2004, the Company finalized a series of interest rate swap agreements with a trade date of May 5, 2004 and a start date of September 30, 2004, to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under the trade agreement the Company pays on a quarterly basis a fixed interest rate per quarter ranging from 1.91% to 5.18%. The agreement has a $100.0 million notional amount of indebtedness. The Company receives a variable rate of interest under the swaps based on the three-month LIBOR rate, excluding the margin paid under the New Senior Credit Facility on a quarterly basis. The Company recognized an unrealized loss of approximately $1.2 million in the consolidated statement of operations and comprehensive income for the twelve months ended December 31, 2004, related to the interest rate swap agreement. The swap expires on September 28, 2007. The Company does not use derivative instruments for trading or speculative purposes.
      The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates, based upon existing terms and does not take into account the impact of the interest rate swap agreement mentioned above. The interest rates are estimated based on actual and implied forward rates using a yield as of January 12, 2005. The Notes are at a fixed rate of 10.125% and will mature in 2008.

	Expected Maturity Date

	2005	2006	2007	2008	2009	2010	Total	Fair Value

	(In thousands)
Variable rate debt	$13,750	$15,000	$283,750	—	—	—	$312,500	$312,500
Average interest rate	7.76%	8.76%	9.10%	—	—	—	—	—
Fixed-rate debt	—	—	—	$149,100	—	—	$149,100	$123,008
Interest rate	—	—	—	10.125%	—	—	—	—

      The following table presents comparable data for the prior year ended December 31, 2003.

	Expected Maturity Date

	2004	2005	2006	2007	2008	2009	Total	Fair Value

	(In thousands)
Variable rate debt	$8,953	$70,643	$89,086	—	—	—	$168,682	$168,682
Average interest rate	5.93%	6.26%	6.61%	—	—	—	—	—
Fixed-rate debt	—	—	—	—	$149,100	—	$149,100	$150,770
Interest rate	—	—	—	—	10.125%	—	—	—
Inflation
      Although the Company’s operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company’s operations in 2002, 2003, or 2004.
Recently Issued Statements of Financial Accounting Standards
      In December of 2004, the Financial Accounting Standards Board (“FASB”), issued Staff Position Statement of Financial Accounting Standards No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). FSP FAS 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP FAS 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently evaluating the impact of the repatriation.
      In December of 2004, the FASB issued Staff Position Statement of Financial Accounting Standards No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”). FSP FAS 109-1 clarifies how to apply FASB Statement No. 109, “Accounting for Income Taxes” to the new tax law deduction for income attributed to qualified domestic production activities and requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP FAS 109-1 was effective on December 21, 2004. The Company has adopted FSP FAS 109-1 effective December 21, 2004 and there was not a financial accounting impact associated with its adoption.
      In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of ABP Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends ABP Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets that do no have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 153.
      In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim, or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 123(R).
      In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs and amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted SFAS No. 151 on December 31, 2004 and there was not a financial accounting impact associated with its adoption.
      In April of 2004, the FASB issued Staff Position Statement of Financial Accounting Standards No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS 129-1”). FSP FAS 129-1 provides interpretation guidance regarding the disclosure provisions of FASB Statement No. 129 as it applies to contingently convertible securities and the potential dilutive effects on earnings per share. FSP FAS 129-1 is effective as of April 9, 2004 and applies to all existing and newly created securities. The Company has adopted FSP FAS 129-1 on April 9, 2004 and there was not a financial accounting nor disclosure impact associated with its adoption.

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
      None.

Item 9A.	Controls and Procedures
      (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
      During 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.
      (b) There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal year ended, December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors And Executive Officers
      Set forth below is certain information as of March 23, 2005 with respect to those individuals who are serving as members of the Board or as executive officers of the Company:

Name	Age	Position

Joe Colonnetta(1)	43	Chairman of the Board
Barbara J. Hammond	74	Vice-Chairman and Director
Christina L. Carter Urschel	41	Vice-Chairman, Director and National Spokesperson
Sheldon I. Stein(1)	51	Director
Robert H. Dedman, Jr.	47	Director
Gretchen M. Williams(1)	48	Director
Jack D. Furst	46	Director
Michael D. Kelly(1)	58	Director
Michael D. Lohner	42	President and Chief Executive Officer
Kenneth J. Cichocki(2)	52	Sr. Vice-President of Finance, Chief Financial Officer and Secretary
Eugenia B. Price	39	Sr. Vice-President Sales and Marketing
Mary-Knight Tyler	43	Chief Operating Officer

(1)	These Directors of the Company also serve as members of the Company’s Audit Committee. Joe Colonnetta has been designated as the Audit Committee’s financial expert.

(2)	Mr. Cichocki has recently informed the Company of his intention to resign his positions as Senior Vice-President of Finance and Chief Financial Officer upon the earlier of his finding new employment or upon such time as the Company employs a new chief financial officer. See Item 11, Executive Employment and Consulting Agreements.
      Set forth below is a description of the backgrounds of those persons who are serving as members of the Board and as executive officers of the Company. All of the Company’s officers are appointed by the Board and serve at its discretion.
      Joe Colonnetta has served as a Director of the Company since August 1999 and on June 24, 2004, Mr. Colonnetta was appointed Chairman of the Board of Directors. Mr. Colonnetta is a Partner of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks Muse, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks Muse from 1995 to 1998. Mr. Colonnetta has served in various Executive Positions of consumer and industrial companies owned by Bass Investment Partners and Oppenheimer & Company. Mr. Colonnetta is also a director of Swift & Company, Zilog, Regency Gas Services and Blackbrush Energy.
      Barbara J. Hammond has served as Vice-Chairman of the Company since February 2000, as a consultant to the Company since January 1, 2002, and has been a Director of the Company since 1970. Ms. Hammond served as President of the Company from 1995 to January 2000. Ms. Hammond has served the Company in various executive capacities from 1978 to 1995, including as National Sales Manager and Executive Vice-President of Sales. Ms. Hammond originally joined the Company as a Decorating Consultant in 1960, when she was personally trained by Mary Crowley, and rose to become one of the Company’s top Decorating Consultant and Directors.
      Christina L. Carter Urschel has served the Company as Vice-Chairman and National Spokesperson since November 1, 2001, President from February 2000 to November 1, 2001, and has been a Director of the Company since May 1995. Ms. Urschel served as Executive Vice-President of the Company from 1997 to January 2000, and as Vice-President from 1994 to 1997. Ms. Urschel joined the Company in 1987 and, since that time, has undertaken various sales and marketing responsibilities. Since November 2, 2001, Ms. Urschel has served on the Board of Home Interiors Charitable Foundation and is the Foundation’s Chairman of the Board. Ms. Urschel is the granddaughter of the Company’s founder, Mary Crowley.
      Sheldon I. Stein became a Director in July 1998. Mr. Stein is a Senior Managing Director and oversees the Southwest Region Investment Banking for Bear Stearns. Prior to joining Bear Stearns in 1986, Mr. Stein was a partner in the Dallas law firm of Hughes & Luce, where he specialized in corporate finance and mergers and acquisitions. Mr. Stein also serves on the Board of Directors of The Men’s Wearhouse, Inc. He was a Trustee of Brandeis University as well as the Board of Overseers of the Brandeis Graduate School of Economics and Finance.
      Robert H. Dedman, Jr. became a Director of the Company in May 1999. Mr. Dedman is currently Chairman of the Board of Directors ClubCorp, Inc. Mr. Dedman was Director of Corporate Planning for ClubCorp, Inc. from 1980 to 1984 and then served as an associate at Salomon Brothers Inc., specializing in mergers and acquisitions from 1984 to 1987. In 1987 he returned to ClubCorp as CFO. Since 1989, Mr. Dedman has served as a Director of ClubCorp, Inc. and in August 2002 became Chairman of the Board. Mr. Dedman also served as ClubCorp, Inc.’s Chief Operating Officer from 1989 through 1997, as president from 1989 through August 2002, and as Chief Executive Officer from 1998 through 2004. Mr. Dedman is a director of Southern Methodist University Dedman School of Law, JP Morgan Chase Dallas Region, and the University of Texas Development Board. Mr. Dedman is an Executive Board Member of Golf 20/20, a National Trustee in the Southwest of the Boys & Girls Clubs of America, a Trustee of the Southwestern Medical Foundation and Dallas Museum of Art, and past Chairman of the Texas Business Hall of Fame.
      Gretchen M. Williams became a Director of the Company in December 1998. Ms. Williams was Co-Chairman of the Board and Co-Chief Executive Officer of Minyard Food Stores, Inc., its divisions Sack ‘N Save and Carnival Food Stores and its subsidiary, Minyard Properties. She had been employed by Minyard Food Stores, Inc. since 1972 until late October of 2004 when Minyard Food Stores, Inc., was acquired. Ms. Williams serves as a Director of the Leukemia Association of North Central Texas and of Baylor University Medical Center and as a Director for Bryan’s House.
      Michael D. Kelly became a Director of the Company in April 2004 and an Audit Committee member of the Company in June 2004. Mr. Kelly is President of M.D. Kelly Consulting Inc. since December 2003. Prior to M.D. Kelly Consulting Inc. Mr. Kelly held the position of Executive Vice President of Marketing for Perkins Restaurant and Bakery from January 1993 to April 2003. Mr. Kelly is also Board of Director and Audit Committee member of Swift & Company.
      Jack D. Furst has been a Director of the Company since June 1998. Mr. Furst is a Partner of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks Muse, Mr. Furst was a Vice-President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas-based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/ corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse, LLP. Mr. Furst serves on the Board of Directors of Activant Solutions Inc. and Viasystems Group, Inc.
      Michael D. Lohner was elected to the office of Chief Executive Officer, effective January 1, 2004. He continues to serve as President, a position he has held since November 1, 2001. Mr. Lohner has previously served the Company in various other capacities, including as Chief Operating Officer since November 1, 2001, as Executive Vice-President and Chief Operating Officer from January 10, 2001 to November 1, 2001, and as Sr. Vice-President and Chief Operating Officer from May 24, 2000 to January 10, 2001. Mr. Lohner held various positions, including President and CEO, at Evergreen Alliance Golf Limited from 1991 through 1999. A graduate of Stanford Business School, Mr. Lohner has also worked as a Management Consultant for Bain & Company and has participated in the “Executive in Residence” program of Hicks, Muse, Tate & Furst Incorporated. Mr. Lohner also serves on the Board of Directors of the Direct Selling Association and the Arthritis Foundation.
      Kenneth J. Cichocki has served the Company as Senior Vice-President of Finance and Chief Financial Officer since November 1, 2001 and as Vice-President of Finance and Chief Financial Officer from November 1, 1999 to November 1, 2001. He has also served as the Company’s Secretary since May 2001. From 1993 to 1999, Mr. Cichocki served as a consultant for the RMP Group, a corporate consulting firm that provided financial and management consulting services. From 1980 to 1992, Mr. Cichocki served Guinness PLC in various capacities, including Chief Financial Officer of one of its divisions. Prior to joining Guinness, Mr. Cichocki served Price Waterhouse LLP from 1975 to 1980 as a Senior Accountant. Mr. Cichocki is a Certified Public Accountant.
      Eugenia B. Price has served the Company as Senior Vice-President of Sales and Marketing since January 1, 2005, Senior Vice-President International and Business Development from November 21, 2003 to December 31, 2004. She previously served the Company as Senior Vice-President International from May 21, 2002 to November 21, 2003, as Vice-President International and New Market Development from October 2000 to April 2002, as Vice-President Marketing and International from May 1999 to September 2000, and as Vice-President International and Strategic Planning from January 1999 to April 1999. Prior to joining the Company, Ms. Price held various management positions at Mary Kay Inc. in the International Development and Marketing areas from 1991 through 1998.
      Mary-Knight Tyler has served the Company as Chief Operating Officer since January 1, 2005, Senior Vice-President, Operations from November 21, 2003 to December 31, 2004, and as Vice-President of Financial Services from July 2001 to November 21, 2003. Prior to joining the Company, Ms. Tyler was the Chief Financial Officer of Employbridge and Senior Vice-President of Finance with Careerblazers. Ms. Tyler is a Certified Public Accountant.
      The Hicks Muse Shareholders (as defined below in “Item 12. Security Ownership of Certain Beneficial Owners and Management”) and Adkins Family Partnership, Ltd., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, Ltd., Donald J. Carter, Linda J. Carter, Donald J. Carter, Jr., Christina L. Carter Urschel, Ronald L. Carter, Carter 1997 Charitable Remainder Unit Trust and Hammond Family Trust (collectively, the “Carter Shareholders”) entered into a Shareholders Agreement (the “Shareholders Agreement”) upon consummation of the Company’s 1998 recapitalization. The Shareholders Agreement generally provides that Hicks Muse may designate six directors, that the Carter Shareholders may designate three directors and Hicks Muse and the Carter Shareholders mutually may designate two independent directors. Joe Colonnetta, Jack D. Furst, and Sheldon I. Stein are designated as directors by Hicks Muse. Barbara J. Hammond and Christina L. Carter Urschel are designated as directors by the Carter Shareholders. Hicks Muse and the Carter Shareholders mutually designated Robert H. Dedman, Jr., Gretchen M. Williams and Michael Kelly as independent Directors of the Company. Hicks Muse and the Carter Shareholders have not designated any additional directors.
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
      The following table sets forth the compensation earned during each of the three years in the period ended December 31, 2004, to the Chief Executive Officer and the other most highly compensated executive officers that were serving as executive officers at December 31, 2004 (the “Named Executive Officers”).

	Annual Compensation

		Salary	Bonus	Other
Name and Principal Position	Year	($)	($)	($)

Michael D. Lohner	2004	900,000	—	118,087	(1)
President and Chief	2003	450,000	1,039,916	—
Executive Officer	2002	450,000	1,181,168	—
Kenneth J. Cichocki	2004	325,000	—	69,233	(2)
Sr. Vice-President of Finance,	2003	306,250	41,351	—
Chief Financial Officer and Secretary	2002	279,167	99,471	—
Eugenia B. Price	2004	300,000	—	45,594	(3)
Sr. Vice-President Business Development and	2003	235,542	31,816	—
International(5)	2002	190,625	77,965	—
Mary-Knight Tyler	2004	190,000	—	40,176	(4)
Sr. Vice-President of Operations(6)	2003	159,632	21,562	—
	2002	143,800	81,236	—

(1)	Other compensation per terms of Mr. Lohner’s Employment Agreement consisted of $29,904 for welfare benefit plans, $29,484 for an automobile lease, and $41,581 for association and club memberships and dues.

(2)	Other compensation per terms of Mr. Cichocki’s Employment Agreement consisted of $30,524 for welfare benefits plans and $25,257 for an automobile lease.

(3)	Other compensation per terms of Ms. Price’s Employment Agreement consisted of $23,369 for welfare benefit plans and $22,225 for an automobile allowance.

(4)	Other compensation per terms of Ms. Tyler’s Employment Agreement consisted of $23,369 for welfare benefit plans and $16,807 for an automobile allowance.

(5)	Ms. Price was appointed Sr. Vice-President of Sales and Marketing as of January 1, 2005.

(6)	Ms. Tyler was appointed Chief Operating Officer as of January 1, 2005.
Option Grants During 2004
      The following Named Executive Officers were granted options during the 2004 fiscal year.

Individual Grants

	Number of	Percentage of			Grant Date
	Securities	Total Options			Present
	Underlying	Granted to			Value Per
	Options	Employees in	Exercise	Expiration	Share
Name	Granted	Fiscal Year	Price	Date	($)(1)

Michael D. Lohner	300,000	84.5%	$19.42	4/23/14	$5.07

(1)	The grant date present value was determined using Minimum Value method of option pricing with the following assumptions: dividend yield of zero, risk-free interest rate of 3.86%, and expected term of six years.

Aggregate Option Exercises in Year 2004 and Year-End Option Values
      No options were exercised by the Named Executive Officers in fiscal 2004. The following table sets forth information concerning the fiscal year end number of unexercised options with respect to the Named Executive Officers as of December 31, 2004. As of such date, no established published trading market exists for the Common Stock. There is no established public trading market for any class of the Company’s common equity.

	Number of Securities
	Underlying Unexercised
	Options at
	December 31, 2004

Name	Exercisable	Unexercisable

Michael D. Lohner	440,000	910,000
Kenneth J. Cichocki	261,798	363,118
Eugenia B. Price	209,376	300,000
Mary-Knight Tyler	27,000	158,000
Compensation of Directors
      Persons serving as outside directors on the Board during 2004, excluding directors affiliated with Hicks Muse were paid the following:

•	$2,500 for attendance at any meeting of the Board or committee of the Board;

•	$750 for participation by phone of any meeting of the Board or committee of the Board;

•	$1,000 per diem for performance of additional duties, other than regular Board activities, as requested by the Company;

•	Reimbursement for travel and related expenses for attendance at Board and committee meetings and;

•	$20,000 annual retainer, paid quarterly in arrears.
      The following table sets forth the compensation paid to independent Board members in the period ended December 31, 2004, who were serving as independent Board members at December 31, 2004:

Name	Position	Annual Compensation

Barbara Hammond	Vice-Chairman and Director	$27,381
Robert Dedman, Jr.	Director	$29,750
Michael D. Kelly	Director	$27,135
Sheldon Stein	Director	$33,000
Gretchen Minyard Williams	Director	$38,000
Compensation Committee Interlocks and Insider Participation
      During 2004 the Company’s Compensation Committee was comprised of Joe Colonnetta, Barbara Hammond and Sheldon I. Stein. All decisions regarding compensation of executive officers are made by the Compensation Committee.
Executive Employment and Consulting Agreements
      Effective January 1, 2004, Mr. Lohner was named Chief Executive Officer and retained the position of President of the Company. On June 23, 2004, the Company entered into a new Executive Employment Agreement with Mr. Lohner effective January 1, 2004. The employment period extends to December 31, 2006 at which time the Employment Agreement may be extended for successive one-year periods. Pursuant to the terms of the Employment Agreement, Mr. Lohner receives a base salary of $900,000, a potential bonus based upon the Company’s performance ranging from zero to $1,125,000, and certain other benefits. Total annual compensation for Mr. Lohner (including bonuses and other benefits under the terms of the Agreement) ranges from approximately $1,018,000 to $2,143,000.
      On November 1, 1999, the Company entered into an Employment Agreement with Kenneth J. Cichocki. Mr. Cichocki was employed as Vice-President of Finance, Chief Financial Officer and Secretary of the Company for one year with a base salary of $250,000 and with total annual compensation (including bonuses) ranging from $250,000 to $350,000. Effective November 1, 2000, Mr. Cichocki’s Employment Agreement was amended and restated allowing for a $275,000 base salary and with total compensation (including bonuses) ranging from $275,000 to $378,125. As of November 1, 2001, Mr. Cichocki was employed as Senior Vice-President of Finance and Chief Financial Officer. Effective November 1, 2002, Mr. Cichocki’s Employment Agreement was amended allowing for a $300,000 base salary and with total compensation (including bonuses) that ranges from $300,000 to $412,500. Mr. Cichocki’s Employment Agreement may be extended for successive one-year periods. Mr. Cichocki’s Employment Agreement was extended through December 31, 2004 at an increase in base salary of $325,000 and with total compensation including bonus and other benefits ranging from approximately $394,000 to $637,750.
      On March 4, 2005, the Company and Mr. Kenneth J. Cichocki, entered into a letter agreement (the “Agreement”), which served to amend in part Mr. Cichocki’s existing employment agreement.
      Pursuant to the Agreement, Mr. Cichocki has agreed to resign his positions as Senior Vice President of Finance, Chief Financial Officer and Secretary of the Company upon the earlier of his finding new employment or upon such time as the Company employs a new chief financial officer. Until his resignation, Mr. Cichocki will continue to serve in his current capacity and, except as modified by the Agreement, remain subject to the terms of his employment agreement with the Company.
      In the event Mr. Cichocki resigns from the Company prior to the Company’s employment of a new chief financial officer, the Company has agreed to pay to Mr. Cichocki severance and other benefits he would be entitled to receive pursuant to his current employment agreement with the Company as if his employment were terminated without cause. In addition, Mr. Cichocki will receive (i) payment for vacation time accrued to his date of resignation, (ii) a “gross-up” in payments made by the Company in connection with his continued participation in benefit plans in an amount necessary to satisfy certain tax consequences associated with the payments, (iii) his laptop computer and (iv) title to his Company car. Additionally, Mr. Cichocki will have 30 days after the date of his resignation to exercise his options for the purchase of common stock of the Company.
      In the event that Mr. Cichocki resigns at the Company’s request because the Company has found a new chief financial officer, Mr. Cichocki will receive the benefits described above, except that the severance payment he is entitled to under his employment agreement is increased to 18 months of his base salary instead of 12 months. In addition, Mr. Cichocki will receive voice mail and email support for 120 days. If Mr. Cichocki has not accepted a new position of employment within nine months of his resignation, one year after his resignation date, the Company will pay additional severance in an amount not to exceed $81,249.
      Mr. Cichocki has agreed not to compete with the Company by utilizing a direct sales or multi-level marketing sales format to sell consumer products in the United States for a period of one year after his resignation. The Agreement provides that the Company will reimburse Mr. Cichocki up to $5,000 for fees and expenses, including attorney’s fees, incurred in connection with the negotiation of the Agreement. The Agreement also provides that neither the Company nor Mr. Cichocki will make any disparaging or other negative statements about the other party. Additionally, the Agreement provides for a release of claims by Mr. Cichocki and the Company, and other customary terms and conditions.
      On January 1, 2003, the Company entered into an Employment Agreement with Eugenia B. Price. Ms. Price was employed as Senior Vice-President Business Development and International for one year with a base salary of $214,000 and with total annual compensation (including bonuses) ranging from $214,000 to $294,250. Ms. Price’s Employment Agreement may be extended for successive one-year periods. Ms. Price’s Employment Agreement was extended through December 31, 2004 at an increase in base salary of $300,000 and with total compensation including bonus and other benefits ranging from approximately $345,000 to $570,000.
      On November 21, 2003 the Company named Mary-Knight Tyler Senior Vice-President, Operations and on January 1, 2004 the Company entered into an Employment Agreement with Ms. Tyler. The employment period per Ms. Tyler’s Employment Agreement extended to December 31, 2004 and may be extended for successive one-year periods with a base salary of $190,000, a potential bonus based upon the Company’s performance ranging from zero to $95,000, and other benefits of approximately $40,000 per year. Total annual compensation for Ms. Tyler (including bonuses and other benefits under the terms of Ms. Tyler’s Employment Agreement) ranges from approximately $230,000 to $325,000.
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
      As of December 31, 2004, options for 582,710 of common stock at an exercise price of $18.05451, options for 28,128 shares of common stock at an exercise price of $21.33, options for 337,125 shares of common stock at an exercise price of $19.42, and options for 20,000 shares of common stock at an exercise price of $20.54 were outstanding under the 1998 Plan. In 2004, 358,709 options for common shares of stock were forfeited and no options were exercised. As of December 31, 2004, options for 385,961 shares of common stock were available for grant under the 1998 Plan. As of December 31, 2004, Michael D. Lohner, Kenneth J. Cichocki, Eugenia B. Price and Mary-Knight Tyler held options to purchase 350,000, 24,916, 9,376, and 5,000 shares of common stock, respectively. These options were granted on substantially similar terms, and vest over a five-year period, subject to accelerated vesting in full upon a Change of Control (as defined in “Purchase Option,” below) or, in respect of any such holder, upon such holder’s termination of employment without cause.
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
      Unless terminated sooner in accordance with its terms, the 1998 Plan will terminate on April 11, 2008, and no options may be granted under the 1998 Plan thereafter. The Committee may amend, modify, suspend, or terminate the 1998 Plan without the shareholders’ approval, except that, without shareholder approval, the Committee will not have the power or authority to increase the number of shares of common stock that may be issued pursuant to the exercise of options under the 1998 Plan, decrease the minimum exercise price of any incentive stock options or modify the requirements relating to eligibility with respect to incentive options. The Committee may, however, make appropriate adjustments in the number and/ or kind of shares and/ or interests subject to an option and the per share price or value thereof to reflect any merger, consolidation, combination, liquidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares or other like change in capital structure of the Company.

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
      As of December 31, 2004, options for 3,470,000 shares of common stock at an exercise price of $19.42 were outstanding under the 2002 Plan. In 2004, 185,000 options for shares of common stock were forfeited and no options for shares of common stock were exercised. As of December 31, 2004, options for 2,530,000 shares of common stock were available for grant under the 2002 Plan. As of December 31, 2004, Michael D. Lohner, Kenneth J. Cichocki, Eugenia B. Price, and Mary-Knight Tyler held options to purchase 1,000,000, 600,000, 500,000, and 180,000 shares of common stock, respectively. These options were granted on substantially similar terms, and vest over a five-year period, if certain equity value targets are met or upon a Change of Control if certain Change of Control equity values are met (as defined in “Purchase Option,” below).
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
      Unless terminated sooner in accordance with its terms, the 2002 Plan will terminate on August 14, 2012, and no options may be granted under the 2002 Plan thereafter. The Committee may amend, modify, suspend, or terminate the 2002 Plan without the shareholders’ approval, except that, without shareholder approval, the Committee will not have the power or authority to increase the number of shares of common stock that may be issued pursuant to the exercise of options under the 2002 Plan, decrease the minimum exercise price of any incentive stock options or modify the requirements relating to eligibility with respect to incentive options or increase the term of the 2002 Plan. The Committee may, however, make appropriate adjustments in the number and/ or kind of shares and/ or interests subject to an option and the per share price or value thereof to reflect any merger, consolidation, combination, liquidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares or other like change in capital structure of the Company.
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
      The following table sets forth as of March 23, 2005, certain information regarding the beneficial ownership of the common stock by (i) each person who owns beneficially more than 5% of the issued and outstanding shares of common stock, (ii) each Director of the Company, (iii) each Named Executive Officer and (iv) all Directors and Executive Officers of the Company as a group. The Company believes that each such holder has sole voting and dispositive power over the shares of common stock held, except as otherwise indicated.

	Beneficial Ownership of
	Common Stock

	Amount and
	Nature of
	Beneficial		Percentage
	Ownership		of Class

5% Shareholders
Christina L. Carter Urschel	992,106	(1)	6.4%
1649 Frankford Road West
Carrollton, Texas 75007
Donald J. Carter	942,151	(2)	6.2%
4757 Frank Luke Road
Addison, Texas 75001
Hicks Muse Shareholders	10,111,436	(3)	66.3%
c/o Hicks, Muse, Tate & Furst Incorporated
200 Crescent Court, Suite 1600
Dallas, Texas 75201
Directors and Named Executive Officers
Joe Colonnetta	—		—
Barbara J. Hammond	258,570	(4)	1.7%
Christina L. Carter Urschel	992,106	(1)	6.4%
Sheldon I. Stein	9,990	(5)	*
Robert H. Dedman, Jr.	14,607	(6)	*
Gretchen M. Williams	10,090	(7)	*
Jack D. Furst	—	(8)	—
Mike Kelly	—		—
Michael D. Lohner	440,000	(9)	2.8%
Kenneth J. Cichocki	261,798	(10)	1.7%
Eugenia B. Price	209,376	(11)	1.4%
Mary-Knight Tyler	27,000	(12)	*
All directors and executive officers as a group (12 persons)	2,223,537		13.4%

*	Less than 1%.

(1)	Includes 174 shares held by Harold Clifton Urschel, III, Christina L. Carter Urschel’s husband, and 124 shares held by Christina L. Carter Urschel as custodian for her child. Christina L. Carter Urschel disclaims beneficial ownership of all shares held by Harold Clifton Urschel, III. Also includes,

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

(2)	Includes 33,996 shares held by Linda J. Carter, Donald J. Carter’s wife. Donald J. Carter disclaims beneficial ownership of all shares held by Linda J. Carter.

(3)	Consists of (i) 9,779,081 shares of common stock owned of record by HI Equity Partners, L.P. (“HIEP”), a limited partnership whose sole general partner is TOH/ Home Interiors LLC (“Home Interiors LLC”), (ii) 55,388 shares of common stock owned of record by HM/ SS Investment Partners, L.P., (“HMIP”), a limited partnership whose sole general partner is TOH/ Ranger LLC and (iii) 276,967 shares of common stock owned of record by HM/ BST Investment Partners, L.P. (“HM BST”), a limited partnership whose sole general partner is TOH/ Home Interiors LLC. Thomas O. Hicks, a former member of the Board of Directors of the Company, is the sole member of TOH/ Home Interiors LLC and TOH/ Ranger LLC. Mr. Hicks is also a stockholder of Hicks, Muse, Tate & Furst Incorporated. Accordingly, Mr. Hicks may be deemed to beneficially own all or a portion of the shares beneficially owned by the parties described above. In addition, Jack D. Furst is a partner, stockholder and member of the management committee of Hicks, Muse, Tate & Furst Incorporated and, accordingly, may be deemed to beneficially own all or a portion of the shares beneficially owned by the parties described above. Each of Messrs. Hicks and Mr. Furst disclaims the existence of a group and disclaims beneficial ownership of shares of common stock not owned of record by him.

(4)	Consists of 258,570 shares held in the name of Barbara J. Hammond and Howard L. Hammond, Trustees of the Hammond Family Trust.

(5)	Consists of 9,990 shares of common stock subject to presently exercisable options. Mr. Stein also holds a limited partnership interest in HMIP. Mr. Stein disclaims beneficial ownership of common stock owned of record by HMIP.

(6)	Includes 9,919 shares of common stock subject to presently exercisable options.

(7)	Includes 7,320 shares of common stock subject to presently exercisable options.

(8)	Mr. Furst holds indirect minority limited partnership interests in HIEP. Mr. Furst disclaims beneficial ownership of common stock owned of record by HIEP.

(9)	Includes 440,000 shares of common stock subject to presently exercisable options.

(10)	Includes 261,798 shares of common stock subject to presently exercisable options.

(11)	Includes 209,376 shares of common stock subject to presently exercisable options.

(12)	Includes 27,000 shares of common stock subject to presently exercisable options.
The Shareholders Agreement
      The Shareholders Agreement provides that the Board will consist of eleven members, including six directors designated by Hicks Muse, three directors designated by the Carter Shareholders and two independent directors mutually designated by the Carter Shareholders and Hicks Muse. As of the date hereof, the Board consists of eight members. The number of directors to be designated by Hicks Muse and the Carter Shareholders is subject to adjustment based upon the ownership of common stock by the Hicks Muse Shareholders and the Carter Shareholders. See “Item 10. Directors and Executive Officers of the Registrant.”
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
      Set forth below is a description of transactions entered into between the Company and certain of its shareholders or affiliates.
Executive Employment Agreement with Donald J. Carter
      In connection with the Company’s 1998 recapitalization, the Company entered into an Executive Employment Agreement with Donald J. Carter, a shareholder who beneficially owns 6.2% of the outstanding common stock of the Company. Under the terms of his Executive Employment Agreement, Donald J. Carter will remain with the Company as Chairman Emeritus but will not work full-time. Donald J. Carter’s Executive Employment Agreement provides for an employment term of five years and annual compensation of $200,000, plus reimbursement for certain business-related aviation expenses, and the use of a Company-owned vehicle. Donald J. Carter has agreed, pursuant to his Executive Employment Agreement, not to compete with the Company during his employment and for three years thereafter (or, if earlier, until such time as one of Mr. Carter’s direct lineal descendants is no longer the Chief Executive Officer of the Company). The existing agreement with Mr. Carter expired in accordance with its terms, but the Company has continued to compensate Mr. Carter since that time on the same terms and conditions pursuant to an oral arrangement. In 2004, the Company paid Mr. Carter approximately $200,000 pursuant to the terms and conditions of his Executive Employment Agreement. Mr. Carter is the father of Christina L. Carter Urschel.
Certain Other Transactions
      In connection with the Company’s 1998 recapitalization, the Company entered into an agreement (the “Monitoring and Oversight Agreement”) with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of Hicks Muse. The Monitoring and Oversight Agreement makes available to the Company and its management on an ongoing basis the resources of Hicks Muse Partners concerning a wide variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. Pursuant to the Monitoring and Oversight Agreement, the Company will pay Hicks Muse Partners a fee, payable quarterly, for monitoring and oversight services to be provided to the Company. The fee will be adjusted, but not below $1.0 million on January 1 of each calendar year to an amount equal to 1.0% of the consolidated annual budgeted earnings of the Company before interest, taxes, depreciation and amortization, but in no event shall such fee exceed $1.5 million annually. The Company paid Hicks Muse Partners approximately $1.1 million for monitoring and oversight services and reimbursement of general expenses in 2004.

      If the Board requests financial advisory services from Hicks Muse Partners from time to time after the Company’s 1998 recapitalization, Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the “transaction value” (as defined in the Financial Advisory Agreement) for each “subsequent transaction” (as defined in the Financial Advisory Agreement) in which the Company is involved. Each of the Monitoring and Oversight Agreement and the Financial Advisory Agreement terminates upon the earlier to occur of (a) the tenth anniversary of its execution, (b) at any time prior to an underwritten initial public offering of common stock pursuant to the Securities Act that meets certain requirements, if Hicks Muse and its affiliates do not beneficially own at least 25% of the then outstanding shares of common stock and Hicks Muse has not designated at least one member of the Board, or (c) at any time after such an underwritten initial public offering of common stock, if Hicks Muse and its affiliates do not beneficially own at least 10% of the then outstanding shares of common stock and Hicks Muse has not designated at least one member of the Board. Pursuant to the Financial Advisory Agreement, in 2004 the Company paid approximately $1.0 million to Hicks Muse for financial advisory services rendered by Hicks Muse in connection with the March 2004 debt restructuring.

Item 14.	Principal Accountant Fees and Services
      Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 for the audit of our financial statements for the years then ended were $494,200 and $398,400, respectively.
      Audit-Related Fees. The aggregate fees billed for audit-related services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 for accounting treatment research were $66,900 and $69,600, respectively.
      Tax Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 for tax compliance, tax advice, and tax planning were $72,400 and $101,100, respectively.
      All Other Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 for services other than those described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were $75,700 and $157,100, respectively.
      The Audit Committee’s charter provides that the Audit Committee shall approve the following:

•	the independent auditing firm, which firm is ultimately accountable to the Audit Committee;

•	pre-approve all auditing and non-auditing services to be performed by the Company’s independent auditor; and

•	approve the fees to be paid to the Company’s independent auditor, as well as any other advisors employed by the committee.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) Financial Statements
      (1) and (2) Financial Statements and Schedules

See “Index to Consolidated Financial Statements and Schedules” on page F-1.

      (3) Exhibits

Exhibit
Number			Description

2.1		—	Agreement and Plan of Merger, dated April 13, 1998, merging Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
2.2		—	Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
3.1		—	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
3.2		—	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
4.1		—	Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust Company of New York (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
4.2		—	First Supplemental Indenture dated as of July 3, 2000 among Home Interiors & Gifts, Inc., Laredo Candle Company, L.L.P. and United States Trust Company of New York (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
4.3		—	Second Supplemental Indenture dated as of December 31, 2002 among Home Interiors & Gifts, Inc., Brenda Buell & Associates, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States Trust Company of New York, as Successor Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
4.4		—	Third Supplemental Indenture dated as of March 14, 2003 among Home Interiors & Gifts, Inc., EM Boehm, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States Trust Company of New York, as Successor Trustee (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on May 12, 2003).
10.1		—	Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10	.1.1	—	First Amendment to Financial Advisory Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.2		—	Monitoring and Oversight Agreement, dated June 4, 1998 between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4, No. 333- 62021).
10	.2.1	—	First Amendment to Monitoring and Oversight Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.3		—	Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key Employees, dated June 4, 1998 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).

Exhibit
Number			Description

10.4		—	Executive Employment Agreement, dated June 4, 1998, between the Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.5		—	Second Amended and Restated Employment Agreement, dated December 26, 2001 between Christina L. Carter Urschel and the Company (incorporated by reference to Exhibit 10.7.1 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed March 26, 2002).
10.6		—	Home Interiors & Gifts, Inc., 1998 Stock Option Plan for Unit Directors, Branch Directors and Certain Other Independent Contractors (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.7		—	Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated June 4, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, No. 333- 62021).
10.8		—	Agreement, dated February 26, 1997, by and between the Company and Distribution Architects International, Inc (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.9		—	Shareholders Agreement, as of June 4, 1998 between the Company, Adkins Family Partnership, LTD., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, LTD., Donald J. Carter, Jr., Linda J. Carter, Ronald Lee Carter, Donald J. Carter, William J. Hendrix, as Independent Special Trustee of the Carter 1997 Charitable Remainder Unit Trust, Howard L. Hammond and Barbara J. Hammond, Trustees of the Hammond Family Trust and Christina Carter Urschel (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.10		—	Granite Tower at the Centre Office Lease dated August 17, 1999, between 520 Partners, Ltd. and the Company (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2000).
10.11		—	Amended and Restated Employment Agreement, dated November 10, 2000, between Kenneth J. Cichocki and the Company (incorporated by reference to Exhibit 10.27.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10	.11.1	—	Second Amended and Restated Employment Agreement, dated November 1, 2001, between Kenneth J. Cichocki and the Company (incorporated by reference to Exhibit 10.15.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 26, 2002).
10	.11.2	—	Amendment to Second Amended and Restated Employment Agreement between Kenneth J. Cichocki and the Company, entered into as of November 15, 2002 and effective as of November 1, 2002 (incorporated by reference to Exhibit 10.15.2 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10	.11.3	—	Letter Agreement dated March 4, 2005, between Home Interiors & Gifts, Inc. and Kenneth J. Cichocki (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed March 10, 2005).
10.12		—	Lease Schedule No. 1000101377, dated May 5, 2000, between the Company and Banc One Leasing Corporation (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed on March 14, 2000).
10.13		—	Industrial Lease dated August 10, 2000 between Parker Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for building and facilities located in Coppell, Texas) (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.14		—	Master Lease Agreement dated as of December 30, 1999 between Bank One Leasing Corporation and Home Interiors & Gifts, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.15		—	Commercial lease dated May 21, 2002, between H.T. Ardinger & Son, co. and the Company (for building and facilities located in Carrollton, Texas) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021, filed August 13, 2002).

Exhibit
Number			Description

10.16		—	Lease Agreement dated April 10, 2002, between GSG, S.A. de S.V. and Home Interiors de Mexico S. de R.L. de C.V. (for building and facilities located in San Nicolas de Los Garza, Mexico) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002).
10.17		—	Consulting Agreement dated July 15, 2002, between PWC Consulting and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002).
10.18		—	Multi-Tenant Industrial Net Lease dated July 29, 2002, between CalWest Industrial Holdings Texas, L.P. and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002).
10.19		—	Home Interiors & Gifts, Inc. 2002 Stock Option Plan for Key Employees dated August 14, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10.20		—	Home Interiors & Gifts, Inc. 2002 Form of Tier 1 Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10	.20.1	—	Form of Amendment, dated November 11, 2004, to Tier 1 and Tier 2 Option Agreements under the Home Interiors & Gifts 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021 filed November 15, 2004).
10.21		—	Home Interiors & Gifts, Inc. 2002 Form of Tier 2 Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10	.21.1	—	Form of Amendment, dated November 11, 2004, to Tier 1 and Tier 2 Option Agreements under the Home Interiors & Gifts 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021 filed November 15, 2004).
10.22		—	Industrial real estate lease dated September 13, 2002 between Argent Frankford, L.P. and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10.23		—	Commercial lease dated August 15, 2002 between H.T. Ardinger & Son, Co. and the Company (for building and facilities located in Carrollton, Texas) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002.)
10.24		—	Employment Agreement, dated January 1, 2003, between Eugenia Price and the Company (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.25		—	Stock Purchase Agreement dated December 31, 2002 among Brenda Buell & Associates, Inc., Brenda Buell, and the Company (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.27		—	Asset Purchase Agreement dated January 25, 2003 among Tempus Corporation, S.A. de C.V., Miguel Angel Pachur Salgado, Oscar Guadalupe de Leon Ulloa and HI Metals, S.A. de C.V. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.28		—	Intangible Asset Purchase Agreement dated January 25, 2003 between Miguel Angel Pachur Salgado and Oscar Guadalupe de Leon Ulloa and the Company (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.35		—	Asset Purchase Agreement dated January 24, 2003 among Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., Industrias Tromex Corporation, S.A. de C.V., and HI Ceramics, S.A. de C.V. (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).

Exhibit
Number			Description

10.29		—	Asset Purchase Agreement dated March 5, 2003 among Edward Marshall Boehm, Inc., Douglas Lorie, Inc., Helen F. Boehm and EM Boehm, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021, filed on May 12, 2003).
10.30		—	Credit Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., the several banks and other financial institutions or entities parties thereto, Bear Sterns Corporate Lending Inc. and JPMorgan Chase Bank (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).
10	.30.1	—	First Amendment, dated December 6, 2004 to the Credit Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., a Texas corporation, the several banks and other financial institutions from time to time parties thereto, Bear Stearns Corporate Lending Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on December 9, 2004).
10.31		—	Stock Purchase Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., HI Cayman, L.P. and HI Senior Debt Partners, L.P. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).
10.32		—	Termination and Mutual Release, dated as of March 31, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation, on the one hand, and HI Cayman, L.P., a Cayman Islands exempted limited partnership, and HI Senior Debt Partners, L.P., a Texas limited partnership (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).
10.33		—	Employment and Non-Compete Agreement, effective as of January 1, 2004, between Home Interiors & Gifts, Inc., a Texas corporation and Mary-Knight Tyler (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 12, 2004).
10.34		—	Executive Employment Agreement, executed June 23, 2004, to be effective as of January 1, 2004, made and entered into by and between Home Interiors & Gifts, Inc., a Texas corporation and Michael D. Lohner (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed August 12, 2004).
10	.34.1	—	Letter of agreement referring to the Executive Employment Agreement, dated as of June 23, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation and Michael D. Lohner (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed August 12, 2004).
14.1		—	Home Interiors & Gifts, Inc. Code of Ethics for Senior Financial Management (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 22, 2004).
21	.1*	—	Subsidiaries of the Company.
31	.1*	—	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	—	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

      (b) Reports on Form 8-K:

On January 12, 2004, the Company filed a current report on Form 8-K with respect to an issued press release announcing that the Company had appointed Mike Lohner as CEO, effective January 1, 2004.

On February 27, 2004, the Company filed a current report on Form 8-K with respect to entering into a commitment letter with two financial institutions pursuant to which the Company intends to refinance loans outstanding under its existing senior credit facility.

On April 2, 2004, the Company filed a current report on Form 8-K with respect to entering into the following agreements:

•	Credit Agreement, dated March 31, 2004 among Home Interiors & Gifts, Inc., the several banks and other financial institutions or entities parties thereto, Bear Sterns Corporate Lending Inc. and JPMorgan Chase Bank.

•	Stock Purchase Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., HI Cayman, L.P. and HI Senior Debt Partners, L.P.

•	Termination and Mutual Release, dated as of March 31, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation, on the one hand, and HI Cayman, L.P., a Cayman Islands exempted limited partnership, and HI Senior Debt Partners, L.P., a Texas limited partnership.

On December 9, 2004, the Company filed current report on Form 8-K with respect to entering into the First Amendment, dated December 6, 2004 to the Credit Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., a Texas corporation, the several banks and other financial institutions from time to time parties thereto, Bear Stearns Corporate Lending Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Home Interiors & Gifts, Inc.

By:	/s/ Michael D. Lohner

Michael D. Lohner
President and Chief Executive Officer
Date: March 23, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Colonnetta Joe Colonnetta	Chairman of the Board	March 23, 2005

/s/ Barbara J. Hammond Barbara J. Hammond	Director and Vice Chairman	March 23, 2005

/s/ Christina L. Carter Urschel Christina L. Carter Urschel	Director and Vice Chairman	March 23, 2005

/s/ Michael D. Lohner Michael D. Lohner	President and Chief Executive Officer	March 23, 2005

/s/ Kenneth J. Cichocki Kenneth J. Cichocki	Sr. Vice-President of Finance, Chief Financial Officer, and Secretary (principal financial and accounting officer)	March 23, 2005

/s/ Jack D. Furst Jack D. Furst	Director	March 23, 2005

/s/ Sheldon I. Stein Sheldon I. Stein	Director	March 23, 2005

/s/ Gretchen M. Williams Gretchen M. Williams	Director	March 23, 2005

/s/ Robert H. Dedman, Jr. Robert H. Dedman, Jr.	Director	March 23, 2005

/s/ Michael D. Kelly Michael D. Kelly	Director	March 23, 2005

Supplemental Information to Be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants, Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.
      No annual report or proxy material has been or will be sent to security holders of the Registrant.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Home Interiors & Gifts, Inc.
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Home Interiors & Gifts, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 15, 2005

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2004

	2003	2004

	(In thousands, except
	share information)
ASSETS
Current assets:
Cash	$36,636	$27,820
Accounts receivable, net	22,027	26,081
Inventories, net	73,135	71,801
Deferred income tax asset	6,006	6,111
Other current assets	3,444	5,507

Total current assets	141,248	137,320
Property, plant and equipment, net	75,191	66,466
Debt issuance costs, net	3,956	10,593
Goodwill	14,519	13,703
Other assets, net	1,009	1,186

Total assets	$235,923	$229,268

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,757	$26,156
Accrued seminars and incentive awards	15,592	9,732
Royalties payable to decorating consultants	8,109	5,416
Accrued compensation	4,796	2,448
Income taxes payable	2,934	15,273
Current maturity of related party note payable	675	687
Current maturities of long-term debt and capital lease obligations	10,099	15,550
Other current liabilities	20,213	24,930

Total current liabilities	93,175	100,192
Long-term related party note payable, net of current maturity	687	—
Long-term debt and capital lease obligations, net of current maturities	311,777	450,325
Deferred income tax liability	2,586	2,812
Other liabilities	19,080	6,611

Total liabilities	427,305	559,940

Commitments and contingencies (Note 17)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share 10,000,000 shares authorized 96,058.98 shares designated as cumulative 12.5% Senior Convertible Preferred Stock at a liquidation value of $1,000 per share, 96,058.98 and 0 shares issued and outstanding as of December 31, 2003 and 2004 respectively	94,196	—
Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and outstanding as of December 31, 2003 and 2004	1,524	1,524
Additional paid-in capital	185,036	144,061
Accumulated deficit	(471,370)	(475,295)
Accumulated other comprehensive loss	(768)	(962)

Total shareholders’ deficit	(191,382)	(330,672)

Total liabilities and shareholders’ deficit	$235,923	$229,268

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands)
Net sales	$574,499	$615,483	$549,811
Cost of goods sold	251,748	285,410	259,075

Gross profit	322,751	330,073	290,736

Selling, general and administrative:
Selling	105,117	103,500	103,468
Freight, warehouse and distribution	66,597	77,763	72,150
General and administrative	58,168	65,283	66,606
Loss (gain) on disposition of assets	(361)	108	5,207
Stock option expense	1,267	4,207	4,128
Loss on debt restructure	7,188	—	1,118

Total selling, general and administrative	237,976	250,861	252,677

Operating income	84,775	79,212	38,059

Other income (expense):
Interest income	472	357	317
Interest expense	(27,497)	(27,503)	(35,435)
Other income (expense), net	(1,439)	(953)	(1,456)

Other income (expense), net	(28,464)	(28,099)	(36,574)

Income from continuing operations before income taxes	56,311	51,113	1,485
Income tax provision	20,663	16,948	1,037

Income from continuing operations	35,648	34,165	448
Discontinued operations (Note 14):
Loss from operations of discontinued ceramics manufacturing	—	1,804	4,373

Discontinued operations loss, net of tax	—	1,804	4,373

Net income (loss)	35,648	32,361	(3,925)
Other comprehensive loss:
Cumulative translation adjustment	162	249	194

Comprehensive income (loss)	$35,486	$32,112	$(4,119)

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
For the Years Ended December 31, 2002, 2003 and 2004

					Additional
	Preferred	Preferred	Common	Common	Paid-In	Accumulated
	Shares	Stock	Shares	Stock	Capital	Deficit	Other	Total

	(In thousands, except share information)
Balance, December 31, 2001	96,058.98	$95,637	15,240,218	$1,524	$179,562	$(539,379)	$(357)	$(263,013)
Net income						35,648		35,648
Preferred stock issuance costs		(1,441)						(1,441)
Cumulative translation adjustment							(162)	(162)
Stock option expense	—				1,267			1,267

Balance, December 31, 2002	96,058.98	94,196	15,240,218	1,524	180,829	(503,731)	(519)	(227,701)
Net income						32,361		32,361
Cumulative translation adjustment							(249)	(249)
Stock option expense	—				4,207			4,207

Balance, December 31, 2003	96,058.98	94,196	15,240,218	1,524	185,036	(471,370)	(768)	(191,382)
Net loss						(3,925)		(3,925)
Repurchase of Preferred stock	(96,058.98)	(94,196)			(45,103)			(139,299)
Cumulative translation adjustment							(194)	(194)
Stock option expense					4,128			4,128

Balance, December 31, 2004	—	$—	15,240,218	$1,524	$144,061	$(475,295)	$(962)	$(330,672)

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$35,648	$32,361	$(3,925)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	—	619
Impairment of property, plant and equipment	—	—	2,510
Depreciation and amortization	11,715	15,524	15,618
Amortization of debt issuance costs and other	1,953	1,111	2,630
Goodwill write-off	—	—	1,090
Provision for doubtful accounts	2,370	3,134	3,222
Provision for losses on inventories	6,720	(606)	1,493
Loss on debt restructure	7,188	—	1,118
Loss (gain) on disposition of assets	(361)	108	5,207
Stock option expense	1,267	4,207	4,128
Deferred tax expense (benefit)	(1,038)	1,846	(166)
Changes in assets and liabilities:
Accounts receivable	(3,290)	(11,971)	(7,276)
Inventories	(21,386)	(15,530)	(204)
Other current assets	(1,807)	(671)	(2,063)
Other assets	(103)	(403)	(177)
Accounts payable	469	1,073	(5,292)
Income taxes payable	(2,770)	2,934	12,626
Other current liabilities	7,648	(15,593)	(18,682)

Total adjustments	8,575	(14,837)	16,401

Net cash provided by operating activities	44,223	17,524	12,476

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,168)	(14,561)	(13,622)
Business acquisitions, net of cash acquired	(192)	(13,474)	—
Proceeds from the sale of property, plant and equipment and other	564	597	780

Net cash used in investing activities	(13,796)	(27,438)	(12,842)

Cash flows from financing activities:
Book overdraft	460	918	(75)
Payments of principal under capital lease obligations	(1,531)	(1,810)	(1,641)
Proceeds from borrowings under Senior Credit Facility	35,000	—	—
Proceeds from borrowings under New Senior Credit Facility	—	—	320,000
Payments of principal under Senior Credit Facility	(9,170)	(19,007)	(168,681)
Payments of principal under New Senior Credit Facility	—	—	(7,500)
Debt issuance costs	(4,160)	—	(10,385)
Payment of principal of other bank debt	—	(750)	—
Payment of principal of related party note payable	—	(663)	(675)
Payments of preferred stock dividends	—	—	(29,541)
Payment of preferred stock repurchase	—	—	(109,459)
Preferred stock issuance costs	—	—	(299)

Net cash provided by (used in) financing activities	20,599	(21,312)	(8,256)

Effect of cumulative translation adjustment	(162)	(249)	(194)

Net increase (decrease) in cash	50,864	(31,475)	(8,816)
Cash at beginning of year	17,247	68,111	36,636

Cash at end of year	$68,111	$36,636	$27,820
Supplemental disclosures:
Cash payments during the year for:
Income taxes paid	$25,048	$16,428	$5,479
Interest paid	25,406	25,750	32,466
Non-cash investing and financing activities:
Converted Tranche A Loan to Tranche B Loan in connection with Debt Restructure	31,000	—	—
Execution of note payable for acquisition	2,025	—	—
The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Background
      Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer and distributor of home decorative accessories. The Company believes it is the largest direct seller of home decorative accessories in the United States, as measured by sales. The Company’s products include, but are not limited to, framed artwork and mirrors, candles, candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, and tableware (the “Products”). The Company primarily sells the Products through a direct selling channel of non-employee, independent contractor sales representatives (“Decorating Consultants”) who resell the Products through the “party-plan” method of conducting in-home presentations (“Shows”) for potential customers. The Company has approximately 98,700 active Decorating Consultants located in the United States, Mexico, Canada, and Puerto Rico.
      The Company has been located in Dallas, Texas area since its inception in 1957. Currently a majority of the Company’s outstanding common stock of record is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).
      The Company purchases its Products from a select number of independent suppliers as well as from its wholly owned subsidiaries. During 2004, approximately 49% of the dollar volume of Products purchased for the direct selling channel of the Company was purchased from, and manufactured by, the Company’s subsidiaries. In addition to the Products sold to the Company for the direct selling channel, these subsidiaries have a growing presence in the wholesale supply market.

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

Financial Instruments
      The Company considers all liquid interest-bearing instruments with maturity of three months or less when purchased to be cash equivalents. The Company includes in other current liabilities all book overdrafts. As of December 31, 2003 and 2004, the Company had book overdrafts totaling $4.9 million and $4.8 million, respectively. The Company maintains cash and cash equivalents at financial institutions in excess of federally insured limits. There were no cash equivalents at December 31, 2003 and 2004.
      During 2004 the Company entered into a series of interest rate swap agreements to limit the effect of changes in interest rates on its variable long-term borrowings. Periodic amounts paid or received under the swap agreements are recorded as part of other income and expense along with the unrealized gain or loss on the mark-to-market valuation of these instruments in accordance with SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”. As of December 31, 2004, the Company recognized an unrealized loss of approximately $1.2 million and a realized gain of approximately $16,000. There were no interest rate swap agreements in effect for fiscals years ended December 31, 2002 and 2003.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of cost (using the weighted average method that approximates FIFO) or market.

Property, Plant and Equipment
      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives. Major expenditures for property, plant, equipment, and those, which substantially increase useful lives, are capitalized. Direct costs of developing software for internal use, including programming and enhancements, are capitalized and amortized over the estimated useful lives once the software is placed in service. Software training costs, data conversion costs, maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in operating income.

Goodwill
      Effective January 1, 2002, the Company ceased amortizing goodwill as a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). An annual goodwill impairment test is performed during the fourth quarter of each year to determine if the estimated fair value of the reporting unit exceeds net carrying value, including the applicable goodwill. The estimated fair market value of each reporting unit is based upon management’s estimates of the present value of future cash flows. Any impairment losses are reflected in operating income. There was no goodwill impairment as of December 31, 2003. For the year ended December 31, 2004, the Company recognized $0.6 million in impairment losses.

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

Revenue Recognition
      As a result of adopting Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), effective January 1, 2000, revenue from product sales is recognized upon receipt of shipment by Decorating Consultants. Revenue from the sale of manufactured products to the outside sales market is recognized when the products are picked up by the customer’s common carrier at the manufacturing plants. Provisions for discounts, returns, and other adjustments are provided for in the same period the related sales are recorded. Deferred revenue is recorded to the extent that shipments have not been received by Decorating Consultants by period end.

Shipping and Handling
      The Company absorbs the majority of the costs associated with shipping and handling; however, the Company does charge for shipping and handling when orders do not meet certain pre-set minimum order sizes. This revenue is immaterial and has been offset against the actual shipping and handling costs. The costs

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
associated with shipping and handling reflected in freight, warehouse, and distribution expense in the consolidated statements of operations and comprehensive income were $45.7 million, $53.1 million, and $49.6 million for 2002, 2003, and 2004, respectively.

Foreign Currency Translation
      The balance sheet accounts of the Company’s foreign operations are translated into U.S. dollars at the exchange rate as of the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate for each period. Translation gains and losses are included in shareholders’ deficit. Included in other income and expense are transaction losses of $0.3 million, $2.0 million and $0.9 million for 2002, 2003, and 2004, respectively.

Reclassifications
      Certain reclassifications have been made to prior years’ balances to conform with current year presentation.
      The Company has reclassified the operating losses attributed to the discontinued operations of the ceramics manufacturing plant to losses from discontinued operations in the statement of consolidated operations and comprehensive income for the year ended December 31, 2003. The effect of this reclassification increased operating income $1.8 million for the year ended December 31, 2003. This reclassification had no impact on net income for the year ended December 31, 2003.
      In 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Previously the Company recognized a loss on a debt restructure as an extraordinary loss, net of related tax effect. On January 1, 2003, the Company adopted SFAS No. 145 and in accordance with SFAS No. 145, the Company reclassified the extraordinary loss, net of related tax effect, to income from operations and income tax expense. The effect of adopting SFAS No. 145 decreased operating income from previously reported amounts by $7.2 million, as of December 31, 2002, and income taxes decreased by $2.7 million for 2002.

Fair Value of Financial Instruments
      The carrying amounts of cash and cash equivalents, hedging instruments, accounts receivable, accounts payable, and other current liabilities approximate fair market value due to their short maturities. The carrying amounts of variable rate long-term debt also approximate fair market value as their interest rates are based on current interest rates. The Notes had a carrying value of $149.1 million as of December 31, 2003 and 2004. The Notes had a fair value of approximately $150.8 million as of December 31, 2003 and $123.0 million as of December 31, 2004 based upon quoted market prices.

Benefit Plans

Employee Benefit Plans
      The Company’s 401(k) plan covers all full-time employees who have at least six months of service and are age 18 or older. Beginning in 1999, the 401(k) plan generally allows employees to contribute up to 16% of their base salary in various investment alternatives and provides for Company matching contributions of up to 4%. The Company’s matching contributions totaled $1.0 million, $1.1 million and $1.1 million in 2002, 2003, and 2004, respectively. Additionally, the Board may make discretionary contributions to the 401(k) plan at any time. The Board approved discretionary contributions of $1.5 million for 2002, and $1.0 million for 2003. The Board did not approve any discretionary contribution in 2004.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Plans
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

Independent Contractor Stock Option Plan
      In connection with the Independent Contractor Stock Option Plan, the Company sponsors a trust (the “Stock Option Trust”) for the purpose of holding and distributing stock options granted. Under the Stock Option Trust, the Company is authorized to issue shares of common stock granted in the form of non-qualified stock options. These options may be granted to certain Decorating Consultants and other independent contractors (the “Non-Employees”). Options granted have a ten-year term, vesting ratably over five years and accelerated if an initial public offering were to occur. There are 338,481 shares of common stock available for grant under this plan. The Company accounts for options issued under the Independent Contractor Stock Option Plan and Stock Option Trust in accordance with Statement of Accounting Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing method with valuation assumptions for expected term, expected dividend yield, and risk-free interest rate. An expected volatility factor is also used in the Black-Scholes option-pricing model. The Company granted no stock options to Non-Employees during 2002, 2003, and 2004. The exercise price ranged from $18.05 to $21.33 for the stock options outstanding as of December 31, 2004. Compensation expense recognized totaled $483,000, $326,000 and $305,000 for 2002, 2003, and 2004, respectively.

1998 Key Employee Stock Option Plan
      The 1998 Key Employee Stock Option Plan authorizes the Company to issue shares of common stock grants in the form of incentive non-qualified stock options. According to the plan, these options may be granted to key executives and employees of the Company, including the officers of the Company and the Company’s subsidiaries. Options granted vest ratably over five years and have a ten-year term. Additionally, vesting may accelerate on the outstanding options upon a change in control, as defined by the agreement. There are 1,353,924 shares of common stock available for grant under this plan. The Company accounts for options issued under the 1998 Key Employee Stock Option Plan in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with APB 25, the Company has recognized compensation expense of zero, $9,000, and $55,000 for 2002, 2003, and 2004, respectively. Compensation expense, for disclosure purposes only, was calculated in accordance with SFAS No. 123 based upon the Minimum Value option-pricing method, including assumptions for expected term, expected dividend yield, and risk-free interest rate. The weighted-average fair values of stock options granted in 2002, 2003, and 2004 were $4.59, $3.99, and $5.07, respectively. The exercise price ranged from $18.05 to $21.33 for the stock options outstanding as of December 31, 2004.

2002 Key Employee Stock Option Plan
      On August 14, 2002, the Company executed the 2002 Key Employee Stock Option Plan which allows for the issuance of incentive and non-incentive qualified options to key executives and employees of the Company, including officers and directors of the Company and the Company’s subsidiaries. There are 6,000,000 shares of common stock available for grant under this plan with a limitation of no more than 2,000,000 options allowed to be issued to a single person. There are two stock option grant types available under the plan. The first represents grants to key employees with vesting over a five-year period. The second represents performance-

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based options that vest 20% annually upon cumulative achievement of certain performance-based goals. The Company accounts for options issued under the plan in accordance with APB 25 using the Minimum Value option-pricing method including assumptions for expected term, expected dividend yield and risk-free interest rate. In accordance with APB 25, the Company has recognized compensation expense of $223,000, $788,000, and $829,000 for 2002, 2003, and 2004, respectively. The Company issued only performance-based options under this plan during 2002, 2003, and 2004, and recognized compensation expense of $784,000, $3.1 million, and $2.9 million, respectively related to the performance-based vesting. Additionally, vesting may be accelerated on the outstanding stock options upon a change of control, as defined by the agreement. The weighted-average fair values of stock options granted in 2002, 2003 and 2004 were $4.39, $4.33, and $5.19, respectively. The exercise price was $19.42 for the stock options outstanding as of December 31, 2004.
      Key information related to the Company’s stock-based compensation plans is summarized below:

	Independent	Weighted	1998 Key	Weighted	2002 Key	Weighted
	Contractor	Average	Employee	Average	Employee	Average
	Stock Option	Exercise	Stock Option	Exercise	Stock Option	Exercise
	Plan	Price	Plan	Price	Plan	Price

Options outstanding as of December 31, 2001	299,471	$18.68	959,087	$18.17
Granted	—		55,125	$18.90	3,500,000	$19.42
Exercised	—		—		—
Forfeited	(9,690)	$19.08	(10,540)	$18.05	—
Expired	—		—		—

Options outstanding as of December 31, 2002	289,781	$18.67	1,003,672	$18.21	3,500,000	$19.42
Granted	—		23,000	$20.39	200,000	$19.42
Exercised	—		—		—
Forfeited	(10,798)	$18.74	—		(100,000)	$19.42
Expired	—		—		—

Options outstanding as of December 31, 2003	278,983	$18.50	1,026,672	$18.26	3,600,000	$19.42
Granted	—		300,000	$19.42	55,000	$19.42
Exercised	—		—		—
Forfeited	(8,477)	$19.62	(358,709)	$18.10	(185,000)	$19.42
Expired	—		—		—	$19.42

Options outstanding as of December 31, 2004	270,506	$18.65	967,963	$18.68	3,470,000	$19.42
Options exercisable as of December 31, 2004	262,129	$18.56	602,518	$18.26	1,344,000	$19.42
Weighted average remaining contractual life	5.80 years		5.87 years		7.79 years
Valuation assumptions:
Expected term	2.69 years		6 years		6 years
Expected dividend yield	0.0%		0.0%		0.0%
Expected volatility	50.12%		0.0%		0.0%
Risk-free interest rate	3.65%		3.86%		3.99%

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Charge
      SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company’s 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistent with SFAS No. 123, the Company’s compensation cost and net income for 2002, 2003, and 2004 would approximate (in thousands):

	Year Ended December 31

	2002	2003	2004

Net income (loss), as reported	$35,648	$32,361	$(3,925)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	494	2,023	1,837
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,560)	(2,386)	(2,072)

Pro forma net income (loss)	$33,582	$31,998	$(4,160)

3.     Acquisitions

2003 Acquisitions
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
      On February 7, 2003, the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de V.C., and Industrias Tromex Corporation, S.A. de C.V. (collectively, “Produr”) for approximately $6.5 million, plus a deferred payment of $125,000, based upon the profitability of the acquired business in the year 2003. Produr manufactures glass, ceramics, and metal products and is located in Monterrey and Guadalajara, Mexico. Existing cash resources were used to fund the acquisition. Prior to closing, the Company had advanced approximately $5.3 million under the terms of a promissory note that was paid at closing. In connection with the closing, the Company paid liabilities of the selling entities totaling $5.3 million. The acquisition of Produr was accounted for as a business acquisition in accordance with SFAS No. 141. The aggregate purchase price was allocated to the underlying assets and liabilities, primarily property and equipment of $5.6 million, inventory of $423,000 and capital lease obligations of $662,000, based upon their respective fair market values at the date of acquisition. The excess of the purchase price over the fair value of the new assets acquired was recorded as goodwill. As a result, of this acquisition goodwill recognized was approximately $1.1 million.
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
      On September 10, 2003, the Company acquired the assets of Gaines & Associates, Inc., a wholesaler and designer of home décor products, for approximately $1.1 million plus future earn outs based upon unit sales of certain products through December 31, 2007. The acquisition of Gaines & Associates, Inc. was accounted for as a business acquisition in accordance with SFAS No. 141. The entire purchase price was allocated to goodwill except for $7,000 that was allocated to property and equipment. As a result of this acquisition, goodwill recognized was approximately $1.1 million.

4.	Accounts Receivable, Net
      Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2003	2004

Trade receivables	$19,028	$22,310
Other	5,443	6,547

	24,471	28,857
Allowance for doubtful accounts	(2,444)	(2,776)

	$22,027	$26,081

5.	Inventories, Net
      Inventories, net, consisted of the following as of December 31 (in thousands):

	2003	2004

Raw materials	$9,364	$8,184
Work in process	2,458	2,231
Finished goods	66,212	67,559

	78,034	77,974
Inventory allowance	(4,899)	(6,173)

	$73,135	$71,801

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant and Equipment, Net
      Property, plant and equipment, net, consisted of the following as of December 31 (in thousands):

	Estimated
	Useful Life	2003	2004

Land		$5,765	$5,895
Buildings and improvements	5-40 years	37,495	41,323
Computer hardware and software	3-5 years	29,530	39,632
Equipment, furniture and fixtures	3-10 years	53,714	55,024

		126,504	141,874
Accumulated depreciation		(52,325)	(75,898)

		74,179	65,976
Equipment, software and hardware implementations in process		1,012	490

		$75,191	$66,466

      Depreciation expense was $11.7 million, $15.5 million, and $15.6 million for the years ended 2002, 2003, and 2004, respectively. As of December 31, 2003 and 2004, the total amount of equipment, furniture and fixtures held under capital lease obligations was $8.1 million and $10.5 million, respectively. Accumulated amortization related to these assets held under capital lease obligations was $4.5 million and $6.3 million as of December 31, 2003 and 2004, respectively. The Company capitalized interest, primarily related to the new computer system of $387,000 in 2002, $37,000 and $14,000 related to various small projects in 2003 and 2004, respectively.

7.	Goodwill
      The changes in the carrying amount of goodwill for the year ended, December 31, 2004 are as follows:

Balance as of December 31, 2003	$14,519
Goodwill impairment	(619)
Goodwill write-off for discontinued ceramics manufacturing	(1,090)
Goodwill acquired through earn out	893

Balance as of December 31, 2004	$13,703

      Under SFAS 142, the Company annually evaluates the carrying value of goodwill to identify any potential goodwill impairment, and measure the amount of the goodwill impairment loss to be recognized if any. During the second quarter of 2004, 100%, or $1.1 million, of goodwill was written off related to the discontinued ceramics manufacturing operations. In the fourth quarter of 2004, 100%, or $0.2 million, of goodwill was impaired related to the shut down of the Company’s metal manufacturing operations. Refer to Note 14 Discontinued Operations. In addition, 100%, or $0.4 million, of goodwill related to the Company’s E.M. Boehm, Inc. manufacturing operations was impaired since the carrying amount of goodwill exceeded the fair value of the goodwill.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes
      The components of income from continuing operations before income tax expense for the years ended December 31 are as follows (in thousands):

	2002	2003	2004

Domestic	$54,692	$54,001	$12,995
Foreign	1,619	(2,888)	(11,510)

	$56,311	$51,113	$1,485

      The components of income tax expense for the years ended December 31 are as follows (in thousands):

	2002	2003	2004

Current:
Federal	$20,215	$19,516	$(144)
Foreign	352	8	1,170
State	1,134	(4,422)	177

	21,701	15,102	1,203
Deferred, net	(1,038)	1,846	(166)

	$20,663	$16,948	$1,037

      A reconciliation of income tax expense from continuing operations computed at the federal statutory rate applied to income before income taxes and to income tax expense at the Company’s effective tax rate for the years ended December 31 is as follows (in thousands):

	2002	2003	2004

Federal statutory rate applied to income before income taxes income	$19,709	$17,890	$520
State income taxes, net of federal benefit	929	(2,874)	115
U.S. benefit of Mexico Manufacturing losses	—	—	(5,461)
Valuation allowance	—	2,354	6,308
Other	25	(422)	(445)

	$20,663	$16,948	$1,037

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax balances as of December 31 are as follows (in thousands):

	2003	2004

Inventories	$2,290	$3,184
Allowance for doubtful accounts	771	881
Debt issuance costs and stock options	2,451	3,999
Accrued expenses	1,014	1,002
Investments	—	466
Accrued employee benefits and Decorating Consultant incentives	2,974	2,984
Net operating loss carry forwards	2,236	8,989
Other	5,799	3,547

Gross deferred tax assets	17,535	25,052
Valuation allowance	(2,236)	(8,543)

Gross deferred tax assets, net of valuation allowance	15,299	16,509
Deferred gain on sale of facilities	(4,909)	(4,772)
Property, plant and equipment	(4,291)	(5,668)
Other	(2,679)	(2,770)

Net deferred tax asset	3,420	3,299
Less current deferred tax asset	6,006	6,111

Non-current deferred income tax liability	$2,586	$2,812

      A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that management estimates regarding future taxable income or the results of the Company’s tax planning strategies differ from actual results, the Company would adjust the deferred tax assets with an offsetting amount recorded to the income tax provision in the period such determination was made. The Company believes it is more likely than not that the net operating loss carryforwards (“NOLs”) generated by the Mexico manufacturing companies may expire unused prior to the NOLs’ expiration in 2014 and, accordingly, has a valuation allowance for Mexico taxes of $8.0 million against the carryforwards at December 31, 2004. In addition to the valuation allowance for Mexico NOLs, the Company believes it is more likely than not that several State NOLs may expire unused prior to the NOLs’ expiration in 2009 and, accordingly, has a valuation allowance of $0.5 million against the carryforwards at December 31, 2004.

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
      In 2003, the Company signed agreements to sublease approximately 18,000 square feet of the former corporate headquarters commencing in May 2003 through January 2010 to two of the Company’s wholly owned subsidiaries. During 2004, the Company cancelled a portion of the sublease with the subsidiaries, approximating 7,000 square feet. As of December 31, 2004, there remains 20,000 square feet of space available for lease.
      Included in other long-term liabilities is the net present value of the abandoned lease commitments, net of sublease, of approximately $2.3 million and $2.1 million as of December 31, 2003 and 2004, respectively.

10.	Other Current Liabilities
      Other current liabilities consisted of the following as of December 31 (in thousands):

	2003	2004

Interest	$1,258	$1,258
Book overdraft	4,913	4,838
Accrued employee benefits	4,443	2,997
Sales taxes	3,498	3,872
Other taxes	1,535	1,743
Deferred revenue	2,033	4,482
Related parties	600	748
Accrued product license royalties	—	1,439
Other	1,933	3,553

	$20,213	$24,930

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

Debt Restructure 2002
      On July 29, 2002, the Company completed debt restructuring through the following transactions:

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

2004 New Senior Credit Facility
      On March 31, 2004, the Company entered into a new senior credit facility, (the “New Senior Credit Facility”), with Bear Stearns Corporate Lending Inc., as syndication agent, JPMorgan Chase Bank, as administrative agent, and the several lenders from time to time parties thereto, pursuant to which the Company, among other things, refinanced loans outstanding under the Company’s existing Senior Credit Facility. The New Senior Credit Facility provides a seven-year term loan facility of up to $320.0 million, (the “Term Loans”), and a $50.0 million five-year revolving credit facility, (the “Revolving Loans”).
      On March 31, 2004, $320.0 million in proceeds received from the Term Loans were used to complete the following transactions:

•	For an aggregate purchase price of $139.0 million, the Company repurchased all of the Company’s outstanding shares of its 12.5% Senior Convertible Preferred Stock, pursuant to a Stock Purchase Agreement, dated March 31, 2004, among the Company and certain affiliates of the Company’s controlling stockholders the “Preferred Stock Repurchase”.

•	$169.1 million of the proceeds were used to pay off the existing Senior Credit Facility, which included an outstanding debt balance, related partial year interest, commitment fees, and outstanding letter of credit fees.

•	$9.4 million of the proceeds were used to pay legal and advisory fees associated with the Preferred Stock Repurchase and to pay off the existing Senior Credit Facility, and the New Senior Credit Facility debt issuance costs.
      There were no amounts drawn under the Revolving Loans and the remaining Term Loan proceeds of approximately $2.5 million were used for general working capital purposes.
      As a result of the existing Senior Credit Facility refinancing, the Company recognized a $1.1 million loss related to a $0.4 million write-off of unamortized debt issuance costs and $0.7 million of legal and advisory costs as of December 31, 2004. The Company also incurred debt issuance costs related to the New Senior Credit Facility of $8.4 million that were deferred. As a result of the Preferred Stock Repurchase, the Company recognized a $45.1 million reduction in additional paid-in-capital related to $29.5 million preferred stock dividends paid, $15.3 million premium paid in excess of the liquidation value of the preferred stock, and $0.3 million of legal and advisory fees.
      Borrowings under the New Senior Credit Facility require quarterly principal and interest payments. The Term Loans mature on March 31, 2011 and the Revolving Loans mature on March 31, 2009 provided that in the event that the Notes are not refinanced in whole on or prior to December 1, 2007 through the issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering, then all Term Loans outstanding will be due and payable and the Revolving Loans commitment will terminate on that date. Accordingly, the Company is amortizing its debt issuance costs over the period from March 31, 2004 through December 1, 2007. The Company may, at its option, prepay the Term Loans and Revolving Loans without premium or penalty provided that in certain circumstances prepayment of the Term Loans on or prior to March 31, 2005 must be accompanied by a 1% prepayment premium. Additionally, the Company may reduce or eliminate its Revolving Loans commitment prior to maturity. The New Senior Credit Facility is guaranteed unconditionally on a senior basis by the Company’s

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
wholly owned domestic subsidiaries and is collateralized by a lien on substantially all assets of the Company and its wholly owned domestic subsidiaries. There are no material restrictions on the Company’s ability to obtain funds from its wholly owned subsidiaries by dividend or otherwise.
      The Term Loans under the New Senior Credit Facility bear interest, at the Company’s election, at LIBOR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. For the Revolving Loans, the applicable LIBOR margin and Alternate Base Rate margin are subject to adjustments, based upon the leverage ratio as defined by the New Senior Credit Facility. The interest rates on all borrowings outstanding under the New Senior Credit Facility were based on LIBOR as of December 31, 2004. As of December 31, 2004, term borrowings outstanding totaled $312.5 million. The weighted-average interest rate on the Term Loan borrowings outstanding at December 31, 2004 was 7.17%.
      During the second quarter of 2004, the Company finalized a series of interest rate swap agreements with a trade date of May 5, 2004 and a start date of September 30, 2004, to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under the trade agreement the Company pays on a quarterly basis a fixed interest rate per quarter ranging from 1.91% to 5.18%. The agreement has a $100.0 million notional amount of indebtedness. The Company receives a variable rate of interest under the swaps based on the three-month LIBOR rate, excluding the margin paid under the New Senior Credit Facility on a quarterly basis. The Company recognized an unrealized loss of approximately $1.2 million in the consolidated statement of operations and comprehensive income for the twelve months ended December 31, 2004, related to the interest rate swap agreement. The swap expires on September 28, 2007. The Company does not use derivative instruments for trading or speculative purposes.
      The Revolving Loans are subject to a commitment fee based on the undrawn portion of the Revolving Loans. The commitment fee is eligible for certain performance pricing step-downs and was 0.5% per annum as of December 31, 2004. Commitment fees of approximately $141,000, $133,500, and $207,600 are included in interest expense in the year ended December 31, 2002, 2003 and 2004 respectively. Outstanding letters of credit totaled $4.9 million and $4.0 million as of December 31, 2003 and 2004, respectively.
      On December 6, 2004, the Company entered into an amendment to its New Senior Credit Facility which among other things: (i) reset the consolidated leverage ratio applicable through the fiscal quarters ending December 31, 2005; (ii) reset the consolidated interest coverage ratio for the fiscal quarters ending December 31, 2004 through December 31, 2005; (iii) provided for an amendment fee of 0.25%, or $862,000, immediately payable to the lenders; and (iv) modified pricing for Term Loans. The amendment also revised the covenants relating to capital expenditures, acquisitions, asset sales and sale-leasebacks, and repurchases of Company stock to make them more restrictive.
      The Notes bear interest at 10.125% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Notes mature on June 1, 2008 and are guaranteed, unconditionally, jointly and severally, on an unsecured senior subordinated basis by all of the Company’s wholly owned domestic subsidiaries. The Notes are subject to redemption by the Company, in whole or in part, at specified redemption prices. There were no Note redemptions made by the Company during 2004.
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

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company was in compliance with all covenants or other requirements set forth in its New Senior Credit Facility credit agreements and indentures as of December 31, 2004. The maturity date of the Company’s debt was not impacted by the Company’s rating downgrade.

Capital Leases
      The Company has entered into capital leases for certain equipment associated with the automated order fulfillment system being used in the new warehouse and distribution facility and other furniture and equipment. The lessor funded the equipment purchase when construction of the automated order fulfillment system was completed in April 2000. The initial term of each of the leases range from three to seven years. Interest is calculated at a weighted-average rate ranging from 4.6% to 7.6% per annum. Total cost of the furniture and equipment funded under the leases were approximately $10.5 million. Future minimum lease payments for the Company’s assets held under capital lease obligations as of December 31, 2004 are as follows (in thousands):

Years Ending December 31:

2005	$2,063
2006	2,031
2007	648
2008	—
2009	—
Thereafter	—

Total minimum lease obligations	4,742
Less: amounts representing interest	(467)

Present value of minimum lease obligations	4,275
Less: current maturities	(1,800)

Long-term capital lease obligations	$2,475

      A summary of long-term debt and capital lease obligations as of December 31 is as follows (in thousands):

	2003	2004

Notes, interest at 10.125% with semi-annual interest payments due on June 1 and December 1	$149,100	$149,100
Term Loans interest at LIBOR plus an applicable margin (7.17%)	—	312,500
Tranche A Loan, interest at Base Rate plus an applicable margin (6.5%)	8,953	—
Tranche B Loan, Interest at Base Rate plus an applicable margin (7.5%)	159,729	—
Capitalized lease obligations, collateralized by certain equipment, furniture, and fixtures	4,094	4,275

	321,876	465,875
Less current maturities	(10,099)	(15,550)

	$311,777	$450,325

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents a summary of the maturities of debt and capital lease obligations as of December 31 (in thousands):

2005	$15,550
2006	16,890
2007	19,335
2008	414,100
2009	—
Thereafter	—

$465,875

12.	12.5% Senior Convertible Preferred Stock
      In connection with the July 16, 2001 debt restructuring, the Company designated 96,058.98 shares of 12.5% Senior Convertible Preferred Stock “Senior Preferred Stock”. The shares of Senior Preferred Stock have a par value of $0.01 per share and a liquidation preference of $1,000 per share, together with all declared or accrued and unpaid dividends thereon. In the event of any liquidation of the Company, holders of shares of Senior Preferred Stock shall be paid the liquidation preference plus all accrued dividends to the date of liquidation before any payments are made to the Common Stock holders. Dividends, as and if declared by the Company’s Board of Directors, are cumulative and payable quarterly beginning October 1, 2001 at the rate of 12.5% of the liquidation preference per annum. Each share of Senior Preferred Stock is convertible at any time at the option of the holder for 51.49330587 shares of the Company’s Common Stock. In 2002, the Company recorded a $1.4 million liability to a related party for financial advisory fees associated with services rendered in connection with the 2001 Senior Preferred Stock issuance.
      Holders of Senior Preferred Stock are entitled to the number of votes equal to the number of shares of the Company’s Common Stock into which such shares of Senior Preferred Stock are convertible on the record date for such vote. Each holder has a preemptive right to purchase a pro rata share of future securities issuances, excluding public securities issued under applicable securities laws, securities issued to employees and Decorating Consultants for incentive compensation and securities issued in exchange for assets in the normal course of business.
      On March 31, 2004, the Company repurchased all of the Company’s outstanding shares of its 12.5% Senior Convertible Preferred Stock, pursuant to a Stock Purchase Agreement.
      The table below presents the net income (loss) applicable to common shareholders for the years ended December 31 (in thousands):

	2002	2003	2004

Net income (loss), as reported	$35,648	$32,361	$(3,925)
Less: 12.5% cumulative preferred stock dividends	12,007	12,007	2,961

Net income (loss) applicable to common shareholders	$23,641	$20,354	$(6,886)

13.	Operating Leases
      The Company has entered into operating lease agreements for office and manufacturing space with unrelated third parties. Total rent expense for 2002, 2003, and 2004 was $1.4 million, $3.7 million and

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$4.0 million, respectively. Future minimum rents due under noncancelable operating leases with initial terms greater than twelve months are as follows (in thousands):

	Former Corporate
Year Ending December 31,	Offices, Net of Sublease	Other Rents	Total Rents

2005	$765	$3,198	$3,963
2006	744	2,547	3,291
2007	722	1,934	2,656
2008	700	1,029	1,729
2009	678	507	1,185
Thereafter	—	—	—

	$3,609	$9,215	$12,824

14.	Discontinued Operations
      In the first quarter of 2003, the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively “Produr”). Produr manufactured glass, ceramics, and metal products and is located in Monterrey, Mexico. In the second quarter of 2004, the Company decided to discontinue the manufacture of ceramics products and, also, to close the glass manufacturing plant. In the fourth quarter of 2004, the Company decided to shut down the metals manufacturing operations. The shutdown will be completed in the first quarter of 2005. The Company has accounted for the shutdown of the manufacturing operations of ceramics products as discontinued operations in the consolidated statement of operations and comprehensive income as of December 31, 2004, as discussed below. The costs incurred related to the shutdown of the glass and metals manufacturing are reflected in continuing operations in the consolidated statement of operations and comprehensive income as of December 31, 2004, since the Company will continue to source glass and metals products from non-affiliated vendors and distribute glass and metal products to non-affiliated retailers.
      On April 28, 2004, the Company discontinued the manufacturing of ceramics products that were produced in its Mexico manufacturing facility. The Company will not have any involvement in the manufacturing of these types of products in the future. The Company has incurred approximately $0.6 million in severance costs, $0.1 million in contract termination costs, $2.0 million in impairment of property, plant, and equipment, and $1.1 million in write-off of goodwill related to the shut-down and disposal activity. The remaining assets related to the ceramics product manufacturing have been sold as of December 31, 2004.
      The operations and cash flows of the ceramics manufacturing operation have been eliminated from the Company’s ongoing operations as a result of the shutdown, and the Company does not have any continued involvement in the manufacturing of ceramics products. The results of operations of ceramics manufacturing have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of ceramics manufacturing were previously reported in the Company’s Domistyle operating segment. Components of amounts reflected as loss on discontinued operations in the Company’s

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations and Comprehensive Income and Statement of Financial Position are presented in the following table (in thousands):

	Years Ended
	December 31,

	2003	2004

Net sales	$2,179	$823
Cost of goods sold	3,041	1,868

Gross profit	(862)	(1,045)

Selling, general and administrative:
General and administrative	766	3,400

Total selling, general and administrative	766	3,400

Operating loss	(1,628)	(4,445)
Other income (expense):
Interest income	1	—
Interest expense	(3)	—
Other income (expense), net	(174)	72

Other income (expense), net	(176)	72

Loss before income taxes	(1,804)	(4,373)
Income tax benefit	—	—
Loss on discontinued operations	$(1,804)	$(4,373)

15.	Restructuring, Redundancy and Reorganization

Reorganization Cost
      During 2002, in addition to staff reduction expense and expenses related to the elimination of excess facility costs incurred related to the Company’s reorganization plan, the Company incurred non-capitalized expenses, such as training, data conversion, and consulting fees, related to an implementation of a new enterprise resource planning (“ERP”) system.
      During 2003, in addition to expenses incurred related to the Company’s reorganization plan, the Company incurred non-recurring costs related to the integration of the new international manufacturing entities and entity wide compliance costs associated with the Sarbanes-Oxley Act of 2002.
      During 2004, in addition to expenses incurred related to the Company’s reorganization plan, the Company incurred non-recurring costs related to the shutdown of the Company’s Mexico manufacturing entities, entity wide compliance costs associated with the Sarbanes-Oxley Act of 2002, and strategic planning costs.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in cost of goods sold and, selling, and general and administrative expenses in the consolidated statements of operations and comprehensive income are the following amounts associated with the Company’s reorganization plan as of December 31:

	2002	2003	2004

Staff reductions, excess facilities cost, and other	$786	$1,982	$2,867
Non-capitalized computer system implementation costs	2,106	—	—
Integration and shutdown costs of international manufacturing companies	—	3,447	7,779
Compliance costs, Sarbanes-Oxley Act 2002	—	378	759
Strategic planning costs	—	—	2,077

	$2,892	$5,807	$13,482

16.	Related Party Transactions
      During 2003, in connection with the Company’s asset purchase of Gaines & Associates, Inc., the Company paid a related party approximately $965,000. Simultaneously with the asset purchase transaction the stockholders of Gaines & Associates, Inc. became employees of the Company. Per the terms of the asset purchase agreement, the related party is entitled to earn-out payments starting in the third quarter of 2003 and ending in the first quarter of 2007. Earn-out payments made to the related party totaled $10,700 and $263,200 during 2003 and 2004, respectively. As of December 31, 2003 and 2004, the Company owed the related party $99,800 and $247,700, respectively, in earn-out payments.
      During 2002, in connection with the Company’s purchase of 100% of the stock of Brenda Buell & Associates, Inc., the Company paid a related party $200,000 and signed a three-year $2.0 million note payable. Simultaneously with the transaction, the former stockowner of Brenda Buell & Associates, Inc. became an officer of the Company. Per the terms of the asset purchase agreement, the related party is entitled to earn-out payments starting in the first quarter of 2004 and ending in the first quarter 2007. During 2003, the Company paid $3.3 million to the related party and made a principal and interest payment of $700,000 against the note payable. During 2004, the Company made a principal and interest payment of $700,000. During 2004, the Company made $502,000 in earn-out payments. There were no earn-out payments made during 2003. As of December 31, 2003 and 2004, the remaining note payable due to the related party totaled $1.4 million and $687,400, respectively. As of December 31, 2003 and 2004, $500,000 of earn-out payments is due to the related party.
      A shareholder of the Company owns a company that supplies inventory items to the Company. The Company paid the supplier approximately $12.2 million, $6.5 million and $4.8 million during 2002, 2003, and 2004, respectively, for inventory purchases. During 2002, 2003, and 2004, the Company also paid approximately $224,000, $227,000 and $514,000, respectively, for warehouse space that was leased from this supplier. There were no amounts due to this supplier as of December 31, 2003 and $157,000 due as of December 31, 2004.
      Another shareholder of the Company owns a company that supplies inventory items to the Company. The Company paid the supplier approximately $2.3 million, $2.0 million, and $1.1 million during 2002, 2003, and 2004, respectively. Amounts payable to this supplier totaled approximately $181,000 and $47,000 as of December 31, 2003 and 2004, respectively.
      In conjunction with the June 1998 recapitalization, the Company entered into an agreement requiring payment of a quarterly management fee to Hicks Muse and reimbursement of general expenses. The management fee will be adjusted annually, but in no event will the annual fee be less than $1.0 million or exceed $1.5 million. Management fees and reimbursements of general expenses totaled $1.0 million,

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.2 million and $1.1 million during 2002, 2003, and 2004, respectively. In addition, if the Board and the Company requests Hicks Muse to perform additional financial advisory services in the future, Hicks Muse will receive a financial advisory fee. The management agreement with Hicks Muse terminates on June 4, 2008 or earlier under certain circumstances. The Company paid $1.4 million and $1.0 million in advisory fees during 2003 and 2004, respectively. There were no amounts due to Hicks Muse at December 31, 2003 and 2004.
      On June 4, 1998, the Company entered into a five-year executive employment agreement with its former chief executive officer with annual compensation of $200,000, plus reimbursement for certain expenses. The agreement generally requires the Company to pay the former chief executive officer’s salary throughout the five-year term unless he voluntarily terminates his employment during such term. The agreement, which contains a covenant not to compete with the Company during the employment term and for three years thereafter, could be voluntarily terminated only by the employee. The agreement expired in accordance with its terms, but the Company has continued to compensate the employee since its expiration on the same terms and conditions pursuant to an oral arrangement. In 2002, 2003, and 2004 the Company paid the former chief executive officer approximately $263,000, $200,000 and $200,000, respectively, pursuant to the terms and conditions of his executive employment agreement.
      During 2002, 2003, and 2004, Board fees and reimbursed travel expenses were paid to certain outside Directors that totaled $33,500, $34,300 and $155,300, respectively. There were no amounts due to these Directors at December 31, 2003 and $21,000 due as of December 31, 2004.
      During 2002, 2003, and 2004, an outside Director was paid approximately $22,000, $11,000 and $11,000, respectively, for reimbursement of general expenses and assignment fees.
      During 2004, an outside Director was paid approximately $19,000 for consulting services prior to joining the Company as Director.
      During 2002, the Company paid a related party for marketing related expenses of approximately $65,000. This agreement expired on December 31, 2002.
      During 2003, the Company paid a related party approximately $116,300 for the development of a product branding strategy.

17.	Commitments and Contingencies
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
      On June 6, 2003, the Company entered into a twelve-year license agreement (the “License Agreement”) with Meredith Corporation. The License Agreement governs the development, manufacture, marketing, and distribution of products to be sold by the Company under the trademark “Better Homes and Gardens”. The agreement provides for earned licensing royalty payments to Meredith Corporation determined by a percentage of net sales and guaranteed annual minimum licensing royalty payments that escalate through the term of the License Agreement.

18.	Segment Reporting
      The Company’s reportable segments are based upon functional lines of business as follows:

•	Direct Selling Domestic — direct seller of home decorative accessories in the United States;

•	Direct Selling International — direct seller of home decorative accessories in Mexico, Canada and Puerto Rico; and

•	Domistyle — wholesale supply operation that manufactures, imports, and distributes candles, framed artwork, mirrors, various types of molded plastic, metal, glass, and ceramic products for affiliates and other non-affiliated resellers.
      The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, discontinued operations, reorganization costs, non-cash expense (credit) for stock options, losses on debt restructure, realized gain and unrealized loss in derivatives, goodwill impairment and (gains) losses on disposition of assets (defined as “Modified EBITDA”). The Company also uses Modified EBITDA as a performance measure due to the Company’s required compliance thresholds for Modified EBITDA covenants under the New Senior Credit Facility. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between Domistyle and the direct selling segments, as well as the elimination of the investment in each subsidiary for consolidation purposes. The table below presents information about

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reportable segments used by the Company’s chief operating decision maker as of and for the years ended December 31 (in thousands):

	Direct	Direct
	Selling	Selling
	Domestic	International	Domistyle	Eliminations	Consolidated

2002
Net sales to non-affiliates	$528,589	$36,723	$9,187	$—	$574,499
Net sales to affiliates	17,173	—	136,149	(153,322)	—
Modified EBITDA	56,227	2,435	46,826	(454)	105,034
Total assets	208,492	6,328	97,934	(78,161)	234,593
Goodwill	—	—	11,126	—	11,126
Capital expenditures	11,194	73	2,901	—	14,168

2003
Net sales to non-affiliates	$525,480	$61,629	$28,374	$—	$615,483
Net sales to affiliates	28,950	—	145,582	(174,532)	—
Modified EBITDA	56,022	5,079	44,665	(1,468)	104,298
Total assets	218,621	11,379	75,407	(69,484)	235,923
Goodwill	—	—	14,519	—	14,519
Capital expenditures	6,885	495	7,181	—	14,561

2004
Net sales to non-affiliates	$450,378	$67,979	$31,454	$—	$549,811
Net sales to affiliates	26,223	—	128,673	(154,896)	—
Modified EBITDA	33,687	8,332	35,624	175	77,818
Total assets	204,559	21,579	72,831	(69,701)	229,268
Goodwill	—	—	13,703	—	13,703
Capital expenditures	7,331	1,192	5,099	—	13,622

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents a reconciliation of net income to consolidated Modified EBITDA for the years ended December 31 (in thousands):

	2002	2003	2004

Net income (loss)	$35,648	$32,361	$(3,925)
Discontinued operations	—	1,804	4,373
Effect of SAB 101	(1,003)	393	(184)
Depreciation and amortization	11,715	15,524	15,618
Loss on debt restructure	7,188	—	1,118
(Gain) loss on disposition of assets	(361)	108	5,207
Stock option expense	1,267	4,207	4,128
Reorganization costs	2,892	5,807	13,482
Interest income	(472)	(357)	(317)
Interest expense	27,497	27,503	35,435
Realized gain on derivatives	—	—	(16)
Unrealized loss on derivatives	—	—	1,243
Goodwill impairment	—	—	619
Income tax provision	20,663	16,948	1,037

Modified EBITDA	$105,034	$104,298	$77,818

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Guarantor Financial Data
      Dallas Woodcraft Company, LP, DWC GP, Inc., GIA, Inc., Homco, Inc., Spring Valley Scents, Inc., Laredo Candle Company, L.P., Domistyle, Inc., EM Boehm, Inc., Home Interiors de Puerto Rico, Inc. and HIG Investments, Inc. (collectively, the “Guarantors”) unconditionally, on a joint and several basis, guarantee Home Interiors & Gifts, Inc.’s (“Borrower”) credit agreement with its principal lenders under the New Senior Credit Facility, and the Debt Holder’s 101/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the “Notes”). The Company’s other subsidiaries, Home Interiors de Mexico, S. de R.L. de C.V., Home Interiors Services de Mexico, S.A. de C.V., HI Ceramics, S.A. de C.V., HI Metals, S.A. de C.V., HI Glass, S.A. de C.V., HI Trading Mexicana, S.A. de C.V., and Home Interiors & Gifts of Canada, Inc. (collectively, the “Non-Guarantors”) have not guaranteed the New Senior Credit Facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2002

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$549,576	$148,192	$30,175	$(153,444)	$574,499
Cost of good sold	292,318	96,140	16,325	(153,035)	251,748

Gross profit	257,258	52,052	13,850	(409)	322,751
Total selling, general and administrative	218,990	7,412	11,574	—	237,976

Operating income (loss)	38,268	44,640	2,276	(409)	84,775
Other income (expense), net	(28,174)	461	(705)	(46)	(28,464)

Income (loss) before income taxes	10,094	45,101	1,571	(455)	56,311
Income tax provision	(4,305)	(15,950)	(408)	—	(20,663)
Equity in income (loss) of affiliated companies, net of tax	30,314	12	—	(30,326)	—

Net income (loss)	36,103	29,163	1,163	(30,781)	35,648
Other comprehensive loss	11	—	(173)	—	(162)

Comprehensive income (loss)	$36,114	$29,163	$990	$(30,781)	$35,486

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2003

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$562,862	$168,646	$63,602	$(179,627)	$615,483
Cost of good sold	307,084	112,356	44,170	(178,200)	285,410

Gross profit	255,778	56,290	19,432	(1,427)	330,073
Total selling, general and administrative	218,383	11,732	20,746	—	250,861

Operating income (loss)	37,395	44,558	(1,314)	(1,427)	79,212
Other income (expense), net	(26,945)	459	(1,573)	(40)	(28,099)

Income (loss) before income taxes	10,450	45,017	(2,887)	(1,467)	51,113
Income tax provision	(687)	(15,923)	(699)	361	(16,948)
Equity in income (loss) of affiliated companies, net of tax	23,703	(7,127)	—	(16,576)	—

Income (loss) from continuing operations	33,466	21,967	(3,586)	(17,682)	34,165
Discontinued operations loss, net of tax	—	—	1,804	—	1,804

Net income (loss)	33,466	21,967	(5,390)	(17,682)	32,361
Other comprehensive loss	(14)	—	(235)	—	(249)

Comprehensive income (loss)	$33,452	$21,967	$(5,625)	$(17,682)	$32,112

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2004

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$485,933	$156,500	$64,605	$(157,227)	$549,811
Cost of good sold	260,221	112,230	44,517	(157,893)	259,075

Gross profit	225,712	44,270	20,088	666	290,736
Total selling, general and administrative	208,890	12,653	31,134	—	252,677

Operating income (loss)	16,822	31,617	(11,046)	666	38,059
Other income (expense), net	(36,520)	902	(464)	(492)	(36,574)

Income (loss) before income taxes	(19,698)	32,519	(11,510)	174	1,485
Income tax benefit (provision)	7,441	(6,874)	(1,337)	(267)	(1,037)
Equity in income (loss) of affiliated companies, net of tax	8,424	(19,831)	—	11,407	—

Income (loss) from continuing operations	(3,833)	5,814	(12,847)	11,314	448
Discontinued operations loss, net of tax	—	—	4,373	—	4,373

Net income (loss)	(3,833)	5,814	(17,220)	11,314	(3,925)
Other comprehensive income (loss)	8	—	(202)	—	(194)

Comprehensive income (loss)	$(3,825)	$5,814	$(17,422)	$11,314	$(4,119)

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
As of December 31, 2003

	Borrower	Guarantors	Non-Guarantors	Consolidating	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$34,222	$176	$2,238	$36,636	$—	$36,636
Accounts receivable, net	10,487	5,116	6,424	22,027	—	22,027
Inventories, net	55,935	13,174	8,818	77,927	(4,792)	73,135
Other current assets	5,844	1,447	713	8,004	1,446	9,450
Due from (due to) affiliated companies	508	15,782	(16,290)	—	—	—

Total current assets	106,996	35,695	1,903	144,594	(3,346)	141,248
Property, plant and equipment, net	43,774	19,791	11,626	75,191	—	75,191
Investment in affiliates	66,128	4,208	—	70,336	(70,336)	—
Debt issuance costs and other assets, net	4,544	13,475	1,465	19,484	—	19,484

Total assets	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,135	$2,258	$1,732	$30,125	$632	$30,757
Current maturity of related party note payable	675	—	—	675	—	675
Current maturities of long-term debt and capital lease obligations	10,096	3	—	10,099	—	10,099
Other current liabilities	40,485	6,826	4,333	51,644	—	51,644

Total current liabilities	77,391	9,087	6,065	92,543	632	93,175
Long-term related party note payable, net of current maturity	687	—	—	687	—	687
Long-term debt and capital lease obligations, net of current maturities	311,777	—	—	311,777	—	311,777
Other liabilities	18,225	2,549	892	21,666	—	21,666

Total liabilities	408,080	11,636	6,957	426,673	632	427,305

Commitments and contingencies (Note 17)
Shareholders’ equity (deficit):
Preferred stock	94,196	—	—	94,196	—	94,196
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	185,036	3,031	12,331	200,398	(15,362)	185,036
Retained earnings (accumulated deficit)	(467,391)	57,501	(3,558)	(413,448)	(57,922)	(471,370)
Accumulated other comprehensive income (loss)	(3)	—	(765)	(768)	—	(768)

Total shareholders’ equity (deficit)	(186,638)	61,533	8,037	(117,068)	(74,314)	(191,382)

Total liabilities and shareholders’ equity (deficit)	$221,442	$73,169	$14,994	$309,605	$(73,682)	$235,923

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
As of December 31, 2004

	Borrower	Guarantors	Non-Guarantors	Consolidating	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$27,177	$46	$597	$27,820	$—	$27,820
Accounts receivable, net	13,290	7,860	4,931	26,081	—	26,081
Inventories, net	53,313	15,538	7,567	76,418	(4,617)	71,801
Other current assets	5,203	1,810	3,427	10,440	1,178	11,618
Due from (due to) affiliated companies	(8,358)	22,358	(14,000)	—	—	—

Total current assets	90,625	47,612	2,522	140,759	(3,439)	137,320
Property, plant and equipment, net	41,252	19,037	6,177	66,466	—	66,466
Investment in subsidiaries	66,248	(7,449)	—	58,799	(58,799)	—
Debt issuance costs and other assets, net	11,431	13,868	183	25,482	—	25,482

Total assets	$209,556	$73,068	$8,882	$291,506	$(62,238)	$229,268

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,111	$3,594	$819	$25,524	$632	$26,156
Current maturity of related party note payable	687	—	—	687	—	687
Current maturities of long-term debt and capital lease obligations	15,129	232	189	15,550	—	15,550
Other current liabilities	42,682	6,519	8,598	57,799	—	57,799

Total current liabilities	79,609	10,345	9,606	99,560	632	100,192
Long-term related party note payable, net of current maturity	—	—	—	—	—	—
Long-term debt and capital lease obligations, net of current maturities	449,784	248	293	450,325	—	450,325
Other liabilities	5,798	3,430	195	9,423	—	9,423

Total liabilities	535,191	14,023	10,094	559,308	632	559,940

Commitments and contingencies (Note 17)
Shareholders’ equity (deficit):
Preferred stock	—	—	—	—	—	—
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	144,061	58,830	20,504	223,395	(79,334)	144,061
Retained earnings (accumulated deficit)	(471,224)	(786)	(20,779)	(492,789)	17,494	(475,295)
Accumulated comprehensive income (loss)	4	—	(966)	(962)	—	(962)

Total shareholders’ equity (deficit)	(325,635)	59,045	(1,212)	(267,802)	(62,870)	(330,672)

Total liabilities and shareholders’ equity (deficit)	$209,556	$73,068	$8,882	$291,506	$(62,238)	$229,268

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Cash Flow Statement

	For the Year Ended December 31, 2002

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$40,965	$2,490	$768	$—	$44,223
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,194)	(2,901)	(73)	—	(14,168)
Payment for acquisition, net of cash acquired	(192)	—	—	—	(192)
Proceeds from the sale of property, plant and equipment, and other	564	—	—	—	564

Net cash used in investing activities	(10,822)	(2,901)	(73)	—	(13,796)

Cash flows from financing activities
Cash overdraft.	(130)	590	—	—	460
Payments of principal under capital lease obligations	(1,531)	—	—	—	(1,531)
Payments of principal under Senior Credit Facility	(9,170)	—	—	—	(9,170)
Proceeds from borrowings under Senior Credit Facility	35,000	—	—	—	35,000
Debt issuance costs	(4,160)	—	—	—	(4,160)

Net cash provided by financing activities	20,009	590	—	—	20,599

Effect of cumulative translation adjustment	11	—	(173)	—	(162)

Net increase in cash	50,163	179	522	—	50,864
Cash at beginning of year	16,612	138	497	—	17,247

Cash at end of year	$66,775	$317	$1,019	$—	$68,111

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

Cash flows from financing activities
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

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Cash Flow Statement

	For the Year Ended December 31, 2004

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$7,027	$3,330	$2,119	$—	$12,476
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,331)	(2,601)	(3,690)	—	(13,622)
Proceeds from the sale of property, plant and equipment	543	6	231	—	780

Net cash used in investing activities	(6,788)	(2,595)	(3,459)	—	(12,842)

Cash flows from financing activities:
Book overdraft.	568	(643)	—	—	(75)
Payments of principal under capital lease obligations	(1,320)	(222)	(99)	—	(1,641)
Payments of principal under Senior Credit Facility	(168,681)	—	—	—	(168,681)
Proceeds from borrowings under New Senior Credit Facility	320,000	—	—	—	320,000
Payment of principal of related party note payable	(675)				(675)
Debt issuance costs	(10,385)	—	—	—	(10,385)
Payment of preferred stock repurchase	(109,459)	—	—	—	(109,459)
Payment of preferred stock dividends	(29,541)	—	—	—	(29,541)
Payment of principal under New Senior Credit Facility	(7,500)	—	—	—	(7,500)
Preferred stock repurchase costs	(299)	—	—	—	(299)

Net cash used in financing activities	(7,292)	(865)	(99)	—	(8,256)

Effect of cumulative translation adjustment	8	—	(202)	—	(194)

Net decrease in cash	(7,045)	(130)	(1,641)	—	(8,816)
Cash at beginning of year	34,222	176	2,238	—	36,636

Cash at end of year	$27,177	$46	$597	$—	$27,820

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results (unaudited)
      The following table presents quarterly results (in thousands) during 2002.

	March 31	June 30	September 30	December 31	Total

Net sales	$118,020	$146,704	$125,673	$184,102	$574,499
Gross profit	66,548	84,063	69,673	102,467	322,751
Operating income	19,554	26,426	10,109	28,686	84,775
Income from continuing operations	8,189	11,142	2,381	13,936	35,648
Net income	8,189	11,142	2,381	13,936	35,648
      The following table presents quarterly results (in thousands) during 2003.

	March 31	June 30	September 30	December 31	Total

Net sales	$125,966	$150,818	$146,629	$192,070	$615,483
Gross profit	71,584	84,933	70,705	102,851	330,073
Operating income	19,022	22,743	5,972	31,475	79,212
Income from continuing operations	7,550	10,430	2,386	13,799	34,165
Net income	7,233	9,853	2,126	13,149	32,361
      The following table presents quarterly results (in thousands) during 2004.

	March 31	June 30	September 30	December 31	Total

Net sales	$130,916	$132,875	$123,675	$162,345	$549,811
Gross profit	72,347	71,640	62,937	83,812	290,736
Operating income	8,745	6,772	8,088	14,454	38,059
Income (loss) from continuing operations	1,345	(520)	(956)	579	448
Net income (loss)	898	(3,781)	(1,146)	104	(3,925)

21.	Recently Issued Accounting Standards
      In December of 2004, the Financial Accounting Standards Board, (“FASB”), issued Staff Position Statement of Financial Accounting Standards No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). FSP FAS 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP FAS 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently evaluating the impact of the repatriation.
      In December of 2004, the FASB issued Staff Position Statement of Financial Accounting Standards No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”). FSP FAS 109-1 clarifies how to apply FASB Statement No. 109, “Accounting for Income Taxes” to the new tax law deduction for income attributed to qualified domestic production activities and requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FAS 109-1 was effective on December 21, 2004. The Company has adopted FSP FAS 109-1 effective December 21, 2004 and there was not a financial accounting impact associated with its adoption.
      In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of ABP Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends ABP Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets that do no have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the guidance provided under SFAS No 153.
      In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123®, “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim, or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 123(R).
      In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs and amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscals years beginning after June 15, 2005. The Company has adopted SFAS No. 151 on December 31, 2004, and there was not a financial accounting impact associated with its adoption.
      In April of 2004, the FASB issued Staff Position Statement of Financial Accounting Standards No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS 129-1”). FSP FAS 129-1 provides interpretation guidance regarding the disclosure provisions of FASB Statement No. 129 as it applies to contingently convertible securities and the potential dilutive effects on earnings per share. FSP FAS 129-1 is effective as of April 9, 2004 and applies to all existing and newly created securities. The Company has adopted FSP FAS 129-1 on April 9, 2004, and there was not a financial accounting or disclosure impact associated with its adoption.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E

	Balance at	Charged to
	Beginning of	Costs and	Charged to Other		Balance at
	Period	Expenses(1)	Accounts(2)	Deductions(3)	End of Period

	(Amounts in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	2,014	2,370	—	(2,096)	2,288
Year ended December 31, 2003	2,288	3,134	—	(2,978)	2,444
Year ended December 31, 2004	2,444	3,222	—	(2,890)	2,776

(1)	Represents provision for losses on accounts receivable.

(2)	Represents collection of accounts previously written off.

(3)	Represents write-off of uncollectable accounts receivable.

Column A	Column B	Column C Additions		Column D	Column E

	Balance at	Charged to
	Beginning of	Costs and	Charged to Other		Balance at
	Period	Expenses(A)	Accounts	Deductions(B)	End of Period

	(Amounts in thousands)
Inventory Reserves:
Year ended December 31, 2002	4,522	6,720	—	(3,226)	8,016
Year ended December 31, 2003	8,016	(606)	—	(2,511)	4,899
Year ended December 31, 2004	4,899	2,205	—	(931)	6,173

(A)	Represents provisions for losses.

(B)	Represents write-offs or reserve utilization as a result of inventory sales.

INDEX TO EXHIBITS

Exhibit
Number			Description

2.1		—	Agreement and Plan of Merger, dated April 13, 1998, merging Crowley Investments, Inc. into the Company (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
2.2		—	Articles of Merger, dated June 4, 1998 (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
3.1		—	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
3.2		—	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
4.1		—	Indenture, dated as of June 4, 1998, among the Company, as issuer, the Guarantors named therein and United States Trust Company of New York (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, No. 333-62021).
4.2		—	First Supplemental Indenture dated as of July 3, 2000 among Home Interiors & Gifts, Inc., Laredo Candle Company, L.L.P. and United States Trust Company of New York (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
4.3		—	Second Supplemental Indenture dated as of December 31, 2002 among Home Interiors & Gifts, Inc., Brenda Buell & Associates, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States Trust Company of New York, as Successor Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
4.4		—	Third Supplemental Indenture dated as of March 14, 2003 among Home Interiors & Gifts, Inc., EM Boehm, Inc. and The Bank of New York, as successor in interest to the corporate trust business of United States Trust Company of New York, as Successor Trustee (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on May 12, 2003).
10.1		—	Financial Advisory Agreement, dated June 4, 1998, between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10	.1.1	—	First Amendment to Financial Advisory Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.2.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.2		—	Monitoring and Oversight Agreement, dated June 4, 1998 between the Company, Dallas Woodcraft, Inc., GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4, No. 333- 62021).
10	.2.1	—	First Amendment to Monitoring and Oversight Agreement dated as of March 30, 2001, between the Company, Dallas Woodcraft, Inc, GIA, Inc., Homco, Inc., Homco Puerto Rico, Inc., Spring Valley Scents, Inc., Homco de Mexico, S.A. de C.V., and Hicks, Muse & Co. Partners, L.P. (incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10.3		—	Home Interiors & Gifts, Inc. 1998 Stock Option Plan for Key Employees, dated June 4, 1998 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 16, 1999).
10.4		—	Executive Employment Agreement, dated June 4, 1998, between the Company and Christina L. Carter Urschel (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4, No. 333-62021).

Exhibit
Number			Description

10.5		—	Second Amended and Restated Employment Agreement, dated December 26, 2001 between Christina L. Carter Urschel and the Company. (incorporated by reference to Exhibit 10.7.1 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed March 26, 2002).
10.6		—	Home Interiors & Gifts, Inc., 1998 Stock Option Plan for Unit Directors, Branch Directors and Certain Other Independent Contractors (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.7		—	Home Interiors & Gifts, Inc. 1998 Stock Option Trust, dated June 4, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, No. 333- 62021).
10.8		—	Agreement, dated February 26, 1997, by and between the Company and Distribution Architects International, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.9		—	Shareholders Agreement, as of June 4, 1998 between the Company, Adkins Family Partnership, LTD., M. Douglas Adkins, Estate of Fern Ardinger, Ardinger Family Partnership, LTD., Donald J. Carter, Jr., Linda J. Carter, Ronald Lee Carter, Donald J. Carter, William J. Hendrix, as Independent Special Trustee of the Carter 1997 Charitable Remainder Unit Trust, Howard L. Hammond and Barbara J. Hammond, Trustees of the Hammond Family Trust and Christina Carter Urschel (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4, No. 333-62021).
10.10		—	Granite Tower at the Centre Office Lease dated August 17, 1999, between 520 Partners, Ltd. and the Company (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2000).
10.11		—	Amended and Restated Employment Agreement, dated November 10, 2000, between Kenneth J. Cichocki and the Company (incorporated by reference to Exhibit 10.27.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed April 4, 2001).
10	.11.1	—	Second Amended and Restated Employment Agreement, dated November 1, 2001, between Kenneth J. Cichocki and the Company (incorporated by reference to Exhibit 10.15.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 26, 2002).
10	.11.2	—	Amendment to Second Amended and Restated Employment Agreement between Kenneth J. Cichocki and the Company, entered into as of November 15, 2002 and effective as of November 1, 2002 (incorporated by reference to Exhibit 10.15.2 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10	.11.3	—	Letter of Agreement dated March 4, 2005, between Home Interiors & Gifts, Inc. and Kenneth J. Cichocki (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed March 10, 2005).
10.12		—	Lease Schedule No. 1000101377, dated May 5, 2000, between the Company and Banc One Leasing Corporation. (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, No. 333-62021 filed on March 14, 2000).
10.13		—	Industrial Lease dated August 10, 2000 between Parker Metropolitan, L.P. and Home Interiors & Gifts, Inc. (for building and facilities located in Coppell, Texas) (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.14		—	Master Lease Agreement dated as of December 30, 1999 between Bank One Leasing Corporation and Home Interiors & Gifts, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 14, 2000).
10.15		—	Commercial lease dated May 21, 2002, between H.T. Ardinger & Son, co. and the Company (for building and facilities located in Carrollton, Texas) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021, filed August 13, 2002).
10.16		—	Lease Agreement dated April 10, 2002, between GSG, S.A. de S.V. and Home Interiors de Mexico S. de R.L. de C.V. (for building and facilities located in San Nicolas de Los Garza, Mexico) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002).

Exhibit
Number			Description

10.17		—	Consulting Agreement dated July 15, 2002, between PWC Consulting and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002).
10.18		—	Multi-Tenant Industrial Net Lease dated July 29, 2002, between CalWest Industrial Holdings Texas, L.P. and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed August 13, 2002).
10.19		—	Home Interiors & Gifts, Inc. 2002 Stock Option Plan for Key Employees dated August 14, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10.20		—	Home Interiors & Gifts, Inc. 2002 Form of Tier 1 Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10	.20.1	—	Form of Amendment, dated November 11, 2004, to Tier 1 and Tier 2 Option Agreements under the Home Interiors & Gifts 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021 filed November 15, 2004).
10.21		—	Home Interiors & Gifts, Inc. 2002 Form of Tier 2 Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10	.21.1	—	Form of Amendment, dated November 11, 2004, to Tier 1 and Tier 2 Option Agreements under the Home Interiors & Gifts 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021 filed November 15, 2004).
10.22		—	Industrial real estate lease dated September 13, 2002 between Argent Frankford, L.P. and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002).
10.23		—	Commercial lease dated August 15, 2002 between H.T. Ardinger & Son, Co. and the Company (for building and facilities located in Carrollton, Texas) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021 filed November 12, 2002.)
10.24		—	Employment Agreement, dated January 1, 2003, between Eugenia Price and the Company (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.25		—	Stock Purchase Agreement dated December 31, 2002 among Brenda Buell & Associates, Inc., Brenda Buell, and the Company (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.27		—	Asset Purchase Agreement dated January 25, 2003 among Tempus Corporation, S.A. de C.V., Miguel Angel Pachur Salgado, Oscar Guadalupe de Leon Ulloa and HI Metals, S.A. de C.V. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.28		—	Intangible Asset Purchase Agreement dated January 25, 2003 between Miguel Angel Pachur Salgado and Oscar Guadalupe de Leon Ulloa and the Company (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
10.29		—	Asset Purchase Agreement dated March 5, 2003 among Edward Marshall Boehm, Inc., Douglas Lorie, Inc., Helen F. Boehm and EM Boehm, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Reporting Form 10-Q, No. 333-62021, filed on May 12, 2003).
10.30		—	Credit Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., the several banks and other financial institutions or entities parties thereto, Bear Sterns Corporate Lending Inc. and JPMorgan Chase Bank (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).

Exhibit
Number			Description

10	.30.1	—	First Amendment, dated December 6, 2004 to the Credit Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., a Texas corporation, the several banks and other financial institutions from time to time parties thereto, Bear Stearns Corporate Lending Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on December 9, 2004).
10.31		—	Stock Purchase Agreement, dated March 31, 2004, among Home Interiors & Gifts, Inc., HI Cayman, L.P. and HI Senior Debt Partners, L.P. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).
10.32		—	Termination and Mutual Release, dated as of March 31, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation, on the one hand, and HI Cayman, L.P., a Cayman Islands exempted limited partnership, and HI Senior Debt Partners, L.P., a Texas limited partnership (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, No. 333-62021, filed on April 2, 2004).
10.33		—	Employment and Non-Compete Agreement, effective as of January 1, 2004, between Home Interiors & Gifts, Inc., a Texas corporation and Mary-Knight Tyler (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed on August 12, 2004).
10.34		—	Executive Employment Agreement, executed June 23, 2004, to be effective as of January 1, 2004, made and entered into by and between Home Interiors & Gifts, Inc., a Texas corporation and Michael D. Lohner (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed August 12, 2004).
10	.34.1	—	Letter of agreement referring to the Executive Employment Agreement, dated as of June 23, 2004, by and between Home Interiors & Gifts, Inc., a Texas corporation and Michael D. Lohner (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, No. 333-62021, filed August 12, 2004).
10.35		—	Asset Purchase Agreement dated January 24, 2003 among Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., Industrias Tromex Corporation, S.A. de C.V., and HI Ceramics, S.A. de C.V. (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 14, 2003).
14.1		—	Home Interiors & Gifts, Inc. Code of Ethics for Senior Financial Management (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, No. 333-62021, filed March 22, 2004).
21	.1*	—	Subsidiaries of the Company.
31	.1*	—	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	—	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.