Form 10-Q
period 2005-03-31
HOME INTERIORS & GIFTS INC
filed 2005-05-13
CIK 1067541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
Yes ☐ No ☑

As of May 13, 2005, 15,240,218 shares of the Company’s common stock, par value $0.10 per share, were outstanding.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and March 31, 2005

		(Unaudited)
	December 31,	March 31,
	2004	2005
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash	$27,820	$24,878
Accounts receivable, net	26,081	31,754
Inventories, net	71,801	83,345
Deferred income tax asset	6,111	6,342
Other current assets	5,507	7,893

Total current assets	137,320	154,212
Property, plant and equipment, net	66,466	65,362
Debt issuance costs, net	10,593	9,719
Goodwill	13,703	13,800
Other assets, net	1,186	1,282

Total assets	$229,268	$244,375

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Book overdraft	$4,838	$7,788
Accounts payable	26,156	33,032
Accrued seminars and incentive awards	9,732	10,011
Royalties payable to decorating consultants	5,416	6,253
Accrued compensation	2,448	3,203
Income taxes payable	15,273	11,357
Current maturity of related party note payable	687	687
Current maturities of long-term debt and capital lease obligations	15,550	16,827
Other current liabilities	20,092	28,798

Total current liabilities	100,192	117,956
Long-term debt and capital lease obligations, net of current maturities	450,325	446,092
Deferred income tax liability	2,812	2,917
Other liabilities	6,611	5,328

Total liabilities	559,940	572,293

Commitments and contingencies (Note 10)
Shareholders’ deficit:
Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and outstanding	1,524	1,524
Additional paid-in capital	144,061	145,045
Accumulated deficit	(475,295)	(473,522)
Accumulated other comprehensive loss	(962)	(965)

Total shareholders’ deficit	(330,672)	(327,918)

Total liabilities and shareholders’ deficit	$229,268	$244,375

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2005
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Net sales	$130,916	$124,188
Cost of goods sold	58,569	59,210

Gross profit	72,347	64,978

Selling, general and administrative:
Selling	26,841	25,366
Freight, warehouse and distribution	17,021	17,395
General and administrative	17,680	16,258
Loss on the disposition of assets	—	10
Stock option expense	989	984
Loss on debt refinancing	1,071	—

Total selling, general and administrative	63,602	60,013

Operating income	8,745	4,965
Other income (expense):
Interest income	70	120
Interest expense	(7,004)	(10,637)
Other income, net	77	1,568

Other expense, net	(6,857)	(8,949)

Income (loss) from continuing operations before income taxes	1,888	(3,984)
Income tax provision (benefit)	543	(5,757)

Income from continuing operations	1,345	1,773
Discontinued operations (Note 6):
Discontinued operations loss, net of tax	447	—

Net income	898	1,773
Other comprehensive income (loss):
Cumulative translation adjustment	30	(3)

Comprehensive income	$928	$1,770

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2005
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Cash flows from operating activities:
Net income	$898	$1,773
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,899	3,646
Amortization of debt issuance costs	277	874
Provision for doubtful accounts	825	814
Provision for losses on inventories	(501)	(2,587)
Loss on debt refinancing	1,071	—
Loss on disposition of assets	—	10
Unrealized gain on derivatives	—	(1,341)
Stock option expense	989	984
Deferred tax expense (benefit)	284	(132)
Changes in assets and liabilities:
Accounts receivable	(4,198)	(6,487)
Inventories	(9,221)	(8,957)
Other current assets	(3,583)	(2,380)
Other assets	161	—
Accounts payable	(3,901)	6,623
Related party payable	(576)	(748)
Income taxes payable	(1,882)	(3,916)
Other current liabilities	10,305	11,190

Total adjustments	(6,051)	(2,407)

Net cash used in operating activities	(5,153)	(634)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,308)	(2,337)
Proceeds from the sale of property, plant and equipment	—	38
Increase in restricted cash	424	—

Net cash used in investing activities	(884)	(2,299)

Cash flows from financing activities:
Book overdraft	2,420	2,950
Payments of principal under capital lease obligations	(388)	(456)
Proceeds from borrowings under senior credit facility	320,000	—
Payments of principal under senior credit facility	(168,682)	(2,500)
Debt issuance costs	(9,125)	—
Preferred stock repurchase costs	(299)	—
Payment of preferred stock repurchase	(109,459)	—
Payment of preferred stock dividends	(29,541)	—

Net cash provided by (used in) financing activities	4,926	(6)

Effect of cumulative translation adjustment	30	(3)

Net decrease in cash	(1,081)	(2,942)
Cash at beginning of year	36,636	27,820

Cash at end of period	$35,555	$24,878

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Background

     Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer, importer, and distributor of indoor and outdoor home decorative accessories. Types of home décor accessories offered by the Company include, but are not limited to, framed artwork and mirrors, scented candles, candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, tableware and table accessories (the “Products”). Many of the Products are manufactured exclusively for the Company by wholly-owned subsidiaries of the Company, resulting in lower costs, higher gross profit, and higher fulfillment rates. During the first quarter of 2005, approximately 51% of the dollar volume of Products purchased for the Direct Selling Channel, as defined below, were purchased from, and manufactured by the Company’s manufacturing subsidiaries. The Products not manufactured and supplied by the Company’s subsidiaries are purchased from numerous foreign and domestic suppliers. There are two channels by which the Company distributes the Products. The first channel is the direct selling channel whereby the Company sells the Products directly to independent contractor sales representatives (“Decorating Consultants”) located in the United States, Mexico, Canada and Puerto Rico, who then resell the Products to customers (“Direct Selling Channel”). As of March 31, 2005, the Company had approximately 105,800 active Decorating Consultants within the Direct Selling Channel. The second channel (the “Domistyle Channel”) is whereby the Company manufactures and distributes the Products to the Direct Selling Channel and to non-affiliated national retailers. The Company’s management evaluates the operational performance of the Company’s different channels of business based upon three reporting segments. Direct selling domestic and direct selling international are the two reporting segments used by management to evaluate the Direct Selling Channel, and Domistyle is the third reporting segment used by management to evaluate the Domistyle Channel.

     The Company has been located in the Dallas, Texas area since the Company’s inception in 1957. Currently, a majority of the Company’s outstanding common stock is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).

2. Significant Accounting Policies

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The final day of the quarters ended March 31, 2004 and 2005 included in the accompanying unaudited consolidated financial information was April 3, 2004 and April 2, 2005, respectively.

     The consolidated financial information as of March 31, 2005 and for the three months ended March 31, 2004 and 2005 are unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2005 and December 31, 2004, its operating results and comprehensive income for the three months ended March 31, 2004 and 2005, and its cash flows for the three months ended March 31, 2004 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     These unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the SEC.

Reclassifications

     Certain reclassifications have been made to prior period balances to conform with the current year presentation.

     The Company reclassified the operating losses attributed to the discontinued operations of the ceramics manufacturing plant to losses from discontinued operations in the statement of consolidated operations and comprehensive income for the three months ended March 31, 2004, as a result of the discontinued ceramics manufacturing operations in Mexico during the quarter ended June 30, 2004. The effect of this reclassification increased operating income $0.4 million for the three months ended March 31, 2004. This reclassification had no impact on net income for the three months ended March 31, 2004.

Stock-based Compensations Plans

     The Company adopted three stock option plans. For Decorating Consultants and independent contractors, the Company adopted the “Independent Contractor Stock Option Plan” and accounts for options issued under the Independent Contractor Stock Option Plan in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). For key employees, the Company adopted the “1998 Key Employee Stock Option Plan” and the “2002 Key Employee Stock Option Plan”. The Company accounts for the options issued under the 1998 Key Employee Stock Option Plan and the 2002 Key Employee Stock Option Plan in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed by SFAS No. 123.

Compensation Charge

     SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company’s 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistently with SFAS No. 123, the Company’s compensation cost and net income for the three months ended March 31, 2004 and 2005 would approximate (in thousands):

	Three Months Ended
	March 31,
	2004	2005
Net income, as reported	$898	$1,773
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	491	475
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(520)	(544)

Pro forma net income	$869	$1,704

3. Inventories, Net

     Inventories, net, consisted of the following as of December 31, 2004 and March 31, 2005 (in thousands):

	December 31,	March 31,
	2004	2005
Raw materials	$8,184	$11,461
Work in process	2,231	2,888
Finished goods	67,559	72,784

	77,974	87,133
Inventory allowance	(6,173)	(3,788)

	$71,801	$83,345

4. Other Current Liabilities

     Other current liabilities consisted of the following as of December 31, 2004 and March 31, 2005 (in thousands):

	December 31,	March 31,
	2004	2005
Interest	$1,258	$5,126
Accrued employee benefits	2,997	3,078
Sales taxes	3,872	4,840
Other taxes	1,743	1,193
Deferred revenue	4,482	10,837
Related parties	748	96
Accrued product license royalties	1,439	1,264
Other	3,553	2,364

	$20,092	$28,798

5. Adoption of New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position Statement No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP FAS 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the American Jobs Creation Act for purposes of applying SFAS No. 109, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company may elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated during 2005. The Company is currently evaluating the impact of the repatriation.

     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 153.

     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim, or annual reporting period that begins after June 15, 2005. In April of 2005, the Securities and Exchange Commission issued a ruling that SFAS No. 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 123(R).

6. Discontinued Operations

     In the first quarter of 2003, the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively “Produr”). Produr manufactured glass, ceramics, and metal products and was located in Monterrey, Mexico. In the second quarter of 2004, the Company decided to discontinue the manufacturing operations of ceramics products and to close the glass manufacturing plant. The metals manufacturing operations were shut down on March 8, 2005. The Company accounted for the shut down of the manufacturing operations of ceramics products as discontinued operations in the consolidated statement of operations and comprehensive income, as discussed below. The costs incurred related to the shut down of the glass and metals manufacturing are reflected in continuing operations in the consolidated statement of operations and comprehensive income, since the Company will continue to source glass and metals products from non-affiliated vendors and distribute glass and metal products to non-affiliated retailers.

     On April 28, 2004, the Company discontinued the manufacturing operations of ceramics products in the Company’s Mexico manufacturing facility. The Company will not have any involvement in the manufacturing of these types of products in the future. The Company incurred approximately $0.6 million in severance costs, $0.1 million in contract termination costs, $2.0 million in impairment of property, plant, and equipment, and $1.1 million in write-off of goodwill related to the shut down and disposal activity. The remaining assets related to the ceramics product manufacturing operations were sold as of December 31, 2004.

     The operations and cash flows of the ceramics manufacturing operation have been eliminated from the Company’s ongoing operations as a result of the shutdown, and the Company does not have any continued involvement in the manufacturing of ceramics products. The results of operations of ceramics manufacturing have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of ceramics manufacturing were previously reported in the Company’s Domistyle operating segment. Components of amounts reflected as loss on discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Income are presented in the following table (in thousands):

	Three Months Ended
	March 31,
	2004	2005
Net sales	$436	$—
Cost of goods sold	700	—

Gross profit	(264)	—

Selling, general and administrative:
General and administrative	178	—

Total selling, general and administrative	178	—

Operating loss	(442)	—
Other expense:
Interest expense	(2)	—
Other expense, net	(3)	—

Other expense, net	(5)	—

Loss before income taxes	(447)	—
Income tax benefit	—	—

Loss on discontinued operations	$(447)	$—

7. Income Tax Benefit

     The income tax benefit for the three months ended March 31, 2005 includes a $4.6 million benefit associated with a deduction the Company will take in its 2005 U.S. tax return for shut down of manufacturing operations in Mexico. Due to the favorable benefit associated with ceasing manufacturing operations in Mexico in 2005, income taxes as a percentage of income before income taxes was 144.5% in the three months ended March 31, 2005 as compared to 37.6% in the three months ended March 31, 2004. The Company believes that the effective income tax rate for the year ended December 31, 2005 will be lower than the effective income tax rate for the three months ended March 31, 2005.

8. Segment Reporting

     The Company’s reportable segments are based upon functional lines of business as follows:

•	Direct Selling Domestic — direct seller of indoor and outdoor home decorative accessories in the United States;

•	Direct Selling International — direct seller of indoor and outdoor home decorative accessories in Mexico, Canada and Puerto Rico; and

•	Domistyle — wholesale supply operation that manufactures, imports, and distributes scented candles, framed artwork, mirrors, various types of molded plastic, metal, glass, and ceramic products for affiliates and other non-affiliated resellers.

     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, discontinued operations, reorganization costs, non-cash expense for stock options, losses on debt restructure, realized gain on derivatives, unrealized gain on derivatives, and losses on disposition of assets (defined as “Modified EBITDA”). The Company also uses Modified EBITDA as a performance measure due to the Company’s required compliance thresholds for Modified EBITDA covenants under the senior credit facility. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between Domistyle and the direct selling segments, as well as the elimination of the investment in each subsidiary for consolidation purposes. Modified EBITDA is not reported by product group or group of similar products, as it is impractical to do so. The table below presents information about reportable segments used by the Company’s chief operating decision maker as of and for the three months ended March 31, 2004 and 2005 (in thousands):

	Direct	Direct
	Selling	Selling
	Domestic	International	Domistyle	Eliminations	Consolidated
2004
Net sales to non-affiliates	$108,529	$14,260	$8,127	$—	$130,916
Net sales to affiliates	6,698	—	35,187	(41,885)	—
Modified EBITDA	9,735	1,189	9,325	(1,035)	19,214
Total assets	236,140	13,822	83,782	(74,873)	258,871
Goodwill	—	—	14,600	—	14,600
Capital expenditures	473	249	586	—	1,308
2005
Net sales to non-affiliates	$99,978	$15,397	$8,813	$—	$124,188
Net sales to affiliates	8,350	—	29,808	(38,158)	—
Modified EBITDA	4,012	1,414	8,001	(7)	13,420
Total assets	210,943	21,085	79,277	(66,930)	244,375
Goodwill	—	—	13,800	—	13,800
Capital expenditures	1,680	520	137	—	2,337

     The following table represents a reconciliation of net income to consolidated Modified EBITDA for the three months ended March 31, 2004 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2004	2005
Net income	$898	$1,773
Discontinued Operations	447	—
Effect of SAB 101	2,869	3,005
Depreciation and amortization	3,855	3,646
Loss on debt restructure	1,071	—
Loss on disposition of assets	—	10
Stock option expense	989	984
Reorganization costs	1,608	643
Interest income	(70)	(120)
Interest expense	7,004	10,637
Realized gain on derivatives	—	(60)
Unrealized gain on derivatives	—	(1,341)
Income tax provision (benefit)	543	(5,757)

Modified EBITDA	$19,214	$13,420

9. Guarantor Financial Data

     Dallas Woodcraft Company, LP, DWC GP, Inc., GIA, Inc., Homco, Inc., Spring Valley Scents, Inc., Laredo Candle Company, L.P., Domistyle, Inc., EM Boehm, Inc., Home Interiors de Puerto Rico, Inc. and HIG Investments, Inc. (collectively, the “Guarantors”) unconditionally, on a joint and several basis, guarantee Home Interiors & Gifts, Inc.’s (“Borrower”) credit agreement with its principal lenders under the senior credit facility, (the “Senior Credit Facility”) and the Borrower’s 10 1/8% Senior Subordinated Notes due 2008 in the amount of $149.1 million (the “Notes”). The Company’s other subsidiaries, Home Interiors de Mexico, S. de R.L. de C.V., Home Interiors Services de Mexico, S.A. de C.V., HI Ceramics, S.A. de C.V., HI Metals, S.A. de C.V., HI Glass, S.A. de C.V., HI Trading Mexicana, S.A. de C.V., and Home Interiors & Gifts of Canada, Inc. (collectively, the “Non-Guarantors”) have not guaranteed the Senior Credit Facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$117,216	$41,496	$15,828	$(43,624)	$130,916
Cost of good sold	61,894	27,915	11,437	(42,677)	58,569

Gross profit	55,322	13,581	4,391	(947)	72,347
Total selling, general and administrative	54,468	3,599	5,535	—	63,602

Operating income (loss)	854	9,982	(1,144)	(947)	8,745
Other income (expense), net	(6,784)	133	(118)	(88)	(6,857)

Income (loss) before income taxes	(5,930)	10,115	(1,262)	(1,035)	1,888
Income tax benefit (provision)	3,076	(3,643)	(192)	216	(543)
Equity in income (loss) of affiliated companies, net of tax	4,570	(2,250)	—	(2,320)	—

Income (loss) from continuing operations	1,716	4,222	(1,454)	(3,139)	1,345
Discontinued operations loss, net of tax	—	—	(447)	—	(447)

Net income (loss)	1,716	4,222	(1,901)	(3,139)	898
Other comprehensive income	6	—	24	—	30

Comprehensive income (loss)	$1,722	$4,222	$(1,877)	$(3,139)	$928

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2005

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$110,021	$39,110	$12,984	$(37,927)	$124,188
Cost of good sold	61,417	28,571	7,180	(37,958)	59,210

Gross profit	48,604	10,539	5,804	31	64,978
Total selling, general and administrative	51,408	3,166	5,439	—	60,013

Operating income (loss)	(2,804)	7,373	365	31	4,965
Other income (expense), net	(9,016)	96	(17)	(12)	(8,949)

Income (loss) before income taxes	(11,820)	7,469	348	19	(3,984)
Income tax benefit (provision)	3,898	1,962	(177)	74	5,757
Equity in income (loss) of affiliated companies, net of tax	9,629	27	—	(9,656)	—

Income (loss) from continuing operations	1,707	9,458	171	(9,563)	1,773
Discontinued operations loss, net of tax	—	—	—	—	—

Net income (loss)	1,707	9,458	171	(9,563)	1,773
Other comprehensive income (loss)	1	—	(4)	—	(3)

Comprehensive income (loss)	$1,708	$9,458	$167	$(9,563)	$1,770

Condensed Consolidating Balance Sheet
As of December 31, 2004

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Elimination	Consolidated
ASSETS
Current assets:
Cash	$27,177	$46	$597	$27,820	$—	$27,820
Accounts receivable, net	13,290	7,860	4,931	26,081	—	26,081
Inventories, net	53,313	15,538	7,567	76,418	(4,617)	71,801
Other current assets	5,203	1,810	3,427	10,440	1,178	11,618
Due from (due to) affiliated companies	(8,358)	22,358	(14,000)	—	—	—

Total current assets	90,625	47,612	2,522	140,759	(3,439)	137,320
Property, plant and equipment, net	41,252	19,037	6,177	66,466	—	66,466
Investment in subsidiaries	66,248	(7,449)	—	58,799	(58,799)	—
Debt issuance costs and other assets, net	11,431	13,868	183	25,482	—	25,482

Total assets	$209,556	$73,068	$8,882	$291,506	$(62,238)	$229,268

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,111	$3,594	$819	$25,524	$632	$26,156
Current maturity of related party note payable	687	—	—	687	—	687
Current maturities of long-term debt and capital lease obligations	15,129	232	189	15,550	—	15,550
Other current liabilities	42,682	6,519	8,598	57,799	—	57,799

Total current liabilities	79,609	10,345	9,606	99,560	632	100,192
Long-term debt and capital lease obligations, net of current maturities	449,784	248	293	450,325	—	450,325
Other liabilities	5,798	3,430	195	9,423	—	9,423

Total liabilities	535,191	14,023	10,094	559,308	632	559,940

Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	144,061	58,830	20,504	223,395	(79,334)	144,061
Retained earnings (accumulated deficit)	(471,224)	(786)	(20,779)	(492,789)	17,494	(475,295)
Accumulated comprehensive income (loss)	4	—	(966)	(962)	—	(962)

Total shareholders’ equity (deficit)	(325,635)	59,045	(1,212)	(267,802)	(62,870)	(330,672)

Total liabilities and shareholders’ equity (deficit)	$209,556	$73,068	$8,882	$291,506	$(62,238)	$229,268

Condensed Consolidating Balance Sheet
As of March 31, 2005

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$23,715	$171	$992	$24,878	$—	$24,878
Accounts receivable, net	19,104	7,483	5,167	31,754		31,754
Inventories, net	58,020	19,413	10,511	87,944	(4,599)	83,345
Other current assets	5,864	2,081	5,037	12,982	1,253	14,235
Due from (due to) affiliated companies	(5,233)	24,897	(19,664)	—	—	—

Total current assets	101,470	54,045	2,043	157,558	(3,346)	154,212
Property, plant and equipment, net	40,615	18,635	6,112	65,362	—	65,362
Investment in affiliates	73,173	(7,422)	—	65,751	(65,751)	—
Debt issuance costs and other assets, net	10,641	13,977	183	24,801	—	24,801

Total assets	$225,899	$79,235	$8,338	$313,472	$(69,097)	$244,375

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,292	$4,120	$988	$32,400	$632	$33,032
Current maturity of related party note payable	687	—	—	687	—	687
Current maturities of long-term debt and capital lease obligations	16,395	236	196	16,827	—	16,827
Other current liabilities	54,250	5,385	7,775	67,410	—	67,410

Total current liabilities	98,624	9,741	8,959	117,324	632	117,956
Long-term debt and capital lease obligations, net of current maturities	445,678	187	227	446,092	—	446,092
Other liabilities	4,540	3,508	197	8,245	—	8,245

Total liabilities	548,842	13,436	9,383	571,661	632	572,293

Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	145,045	58,830	20,504	224,379	(79,334)	145,045
Retained earnings (accumulated deficit)	(469,517)	5,968	(20,608)	(484,157)	10,635	(473,522)
Accumulated other comprehensive income (loss)	5	—	(970)	(965)	—	(965)

Total shareholders’ equity (deficit)	(322,943)	65,799	(1,045)	(258,189)	(69,729)	(327,918)

Total liabilities and shareholders’ equity (deficit)	$225,899	$79,235	$8,338	$313,472	$(69,097)	$244,375

Condensed Consolidating Cash Flow Statement
For the Three Months Ended March 31, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,455)	$1,081	$(779)	$—	$(5,153)
Cash flows from investing activities:
Purchases of property, plant and equipment	(473)	(466)	(369)	—	(1,308)
Increase in restricted cash	—	—	424	—	424

Net cash provided by (used in) investing activities	(473)	(466)	55	—	(884)

Cash flows from financing activities:
Book overdraft	2,831	(411)	—	—	2,420
Payments of principal under capital lease obligations	(329)	(59)	—	—	(388)
Payments of principal under senior credit facility	(168,682)	—	—	—	(168,682)
Proceeds from borrowings under senior credit facility	320,000	—	—	—	320,000
Debt issuance costs	(9,125)	—	—	—	(9,125)
Payment of preferred stock repurchase	(109,459)	—	—	—	(109,459)
Payment of preferred stock dividends	(29,541)	—	—	—	(29,541)
Preferred stock repurchase costs	(299)	—	—	—	(299)

Net cash provided by (used in) financing activities	5,396	(470)	—	—	4,926

Effect of cumulative translation adjustment	6	—	24	—	30

Net increase (decrease) in cash	(526)	145	(700)	—	(1,081)
Cash at beginning of year	34,222	176	2,238	—	36,636

Cash at end of period	$33,696	$321	$1,538	$—	$35,555

Condensed Consolidating Cash Flow Statement
For the Three Months Ended March 31, 2005

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(479)	$(713)	$558	$—	$(634)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,680)	(504)	(153)	—	(2,337)
Proceeds from the sale of property, plant and equipment	—	—	38	—	38

Net cash used in investing activities	(1,680)	(504)	(115)	—	(2,299)

Cash flows from financing activities:
Book overdraft	1,536	1,414	—	—	2,950
Payments of principal under capital lease obligations	(340)	(56)	(60)	—	(456)
Payment of principal under senior credit facility	(2,500)	—	—	—	(2,500)

Net cash provided by (used in) financing activities	(1,304)	1,358	(60)	—	(6)

Effect of cumulative translation adjustment	1	—	(4)	—	(3)

Net increase (decrease) in cash	(3,462)	141	379	—	(2,942)
Cash at beginning of year	27,177	46	597	—	27,820

Cash at end of period	$23,715	$187	$976	$—	$24,878

10. Commitments and Contingencies

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

Company Overview

     Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer, importer, and distributor of indoor and outdoor home decorative accessories. Types of home décor accessories offered by the Company include, but are not limited to, framed artwork and mirrors, scented candles, candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, tableware and table accessories (the “Products”). Many of the Products are manufactured exclusively for the Company by wholly-owned subsidiaries of the Company, resulting in lower costs, higher gross profit, and higher fulfillment rates. During the first quarter of 2005, approximately 51% of the dollar volume of Products purchased for the Direct Selling Channel, as defined below, were purchased from, and manufactured by the Company’s manufacturing subsidiaries. The Products not manufactured and supplied by the Company’s subsidiaries are purchased from numerous foreign and domestic suppliers. There are two channels by which the Company distributes the Products. The first channel is the direct selling channel whereby the Company sells the Products directly to independent contractor sales representatives (“Decorating Consultants”) located in the United States, Mexico, Canada and Puerto Rico, who then resell the Products to customers (“Direct Selling Channel”). As of March 31, 2005, the Company had approximately 105,800 active Decorating Consultants within the Direct Selling Channel. The second channel (the “Domistyle Channel”) is whereby the Company manufactures and distributes the Products to the Direct Selling Channel and to non-affiliated national retailers. The Company’s management evaluates the operational performance of the Company’s different channels of business based upon three reporting segments. Direct selling domestic and direct selling international are the two reporting segments used by management to evaluate the Direct Selling Channel, and Domistyle is the third reporting segment used by management to evaluate the Domistyle Channel.

     The Company has been located in the Dallas, Texas area since the Company’s inception in 1957. Currently, a majority of the Company’s outstanding common stock is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).

Direct Selling Channel Overview & Strategy

     The Direct Selling Channel of the Company’s business provides an opportunity for those individuals who desire to own and operate a home-based business. The Company’s management believes the Company provides such an opportunity by offering the Decorating Consultants a large and varied selection of Products in addition to a storehouse of educational materials. At any one time, the Company offers approximately 1,200 home décor accessory items for sale, including a specific line of products designed and marketed under the product collection name of “Better Homes & Gardens Collection®”. Products are constantly being analyzed and updated to give the Decorating Consultants access to not only traditional favorites, but also the latest trends in home décor. In addition to the large number of Products offered, the Company created a field environment in which Decorating Consultants have the opportunity to grow their own business through a direct financial and vested interest in the career development and growth of other Decorating Consultants that enter into the business. To support the Decorating Consultants’ career development, growth, and profitability, the Company provides educational materials that address various selling and recruiting techniques such as in-home decorating shows, personal decorating appointments, fundraising, brochure sales, and gift services, along with motivation materials and events. The educational materials have been developed over the Company’s 48 year history in the direct selling industry and represent the most successful and proven strategies of its Decorating Consultants.

     The Company’s current strategic initiatives for the Direct Selling Channel include (i) maintaining a competitive edge over other home décor and direct selling organizations by leveraging the Company’s relationships with key product brand partners, such as Thomas Kinkade and Better Homes & Gardens, and (ii) focusing on what management believes to be the key drivers of growth within the direct sales business – sales productivity, recruiting productivity, and retention of the Decorating Consultant base. Management believes that actions being taken in these areas will improve the profitability of the Direct Selling Channel.

     During the quarter ended March 31, 2005, in order to promote domestic recruiting, retention, and productivity of the Decorating Consultant base, the Company’s management introduced a new Decorating Consultant career path and compensation program. The new Decorating Consultant career path and compensation program focuses Decorating Consultants on sponsoring and mentoring other individuals to become Decorating Consultants, building teams of Decorating Consultants, and financially rewarding Decorating Consultants based upon their attainment of individual sales production and sponsoring productivity levels, in addition to compensation based upon the sales production and sponsoring productivity levels of those Decorating Consultants being sponsored and mentored.

Domistyle Channel Overview & Strategy

     The Domistyle Channel of the Company’s business is comprised of the manufacturing and distribution of framed artwork and mirrors, scented candles, plaques, and various types of molded plastic products through the use of custom-designed equipment for the Company’s Direct Selling Channel and non-affiliated national retailers.

     In a continued effort to increase the profitability of the Domistyle Channel, during the quarter ended March 31, 2005, the Company ceased all manufacturing operations within Mexico, and the Company’s management redirected the Company’s focus in this area to its manufacturing operations within the United States. Management’s strategy is focused on leveraging the fixed component of the Products’ cost structure and maintaining a competitive edge with regard to quality, price, and fulfillment needs of national retailers.

Results of Operations

The three months ended March 31, 2005 compared to the three months ended March 31, 2004

     The following table summarizes the Company’s operating results with corresponding percentages of net sales, variance amounts, and the change in percentage of net sales:

	Three months ended March 31,					% of
	(Dollars in thousands)				Variance	Sales
	2004	%	2005	%	Amount	Change
Net sales	$130,916	100.0%	$124,188	100.0%	$(6,728)	0.0%
Cost of goods sold	58,569	44.7	59,210	47.7	641	3.0

Gross Profit	72,347	55.3	64,978	52.3	(7,369)	(3.0)
Operating expenses
Selling	26,841	20.5	25,366	20.4	(1,475)	(0.1)
Freight, warehouse and distribution	17,021	13.0	17,395	14.0	374	1.0
General and administrative	17,680	13.5	16,258	13.1	(1,422)	(0.4)
Other	2,060	1.6	994	0.8	(1,066)	(0.8)

Operating income	8,745	6.7	4,965	4.0	(3,780)	(2.7)
Other income (expense), net	(6,857)	(5.2)	(8,949)	(7.2)	(2,092)	(2.0)

Income (loss) before income taxes	1,888	1.4	(3,984)	(3.2)	(5,872)	(4.6)
Income tax provision (benefit)	543	0.4	(5,757)	(4.6)	(6,300)	(5.0)

Income from continuing operations	1,345	1.0	1,773	1.4	428	0.4
Discontinued operations loss, net	447	0.3	—	0.0	(447)	(0.3)

Net income	$898	0.7%	$1,773	1.4%	$875	0.7%

     The Company’s operations are divided into three reporting segments: direct selling domestic, direct selling international, and Domistyle. The Company’s management evaluates the performance of its segments and allocates resources to them based on performance. These reportable segments are based on similarities in distribution channels and management oversight. The direct selling domestic segment includes direct sales by Decorating Consultants located within the United States, including Washington D.C. The direct selling international segment includes direct sales by Decorating Consultants located in Mexico, Canada, and Puerto Rico. The direct selling domestic and direct selling international operational segments are directly impacted by the number of Decorating Consultants the Company has selling its Products. The Domistyle operational segment manufactures and distributes framed artwork and mirrors, scented candles, plaques, and various types of molded plastic products through the use of custom-designed equipment for the Company’s Direct Selling channel and for non-affiliate national retailers. The Domistyle operations are directly impacted by raw material costs and the ability to promote and market products to national retailers. The following table presents net sales to non-affiliates by segment along with other key Decorating Consultant data for the quarter ended March 31, 2005 compared to the same period in 2004. Intercompany sales to affiliates are eliminated in consolidation.

			Variance	Percentage
For the three months ended March 31,	2004	2005	Amount	Variance
Net Sales (dollars in thousands)
Direct Selling Domestic net sales to non-affiliates	$108,529	$99,978	$(8,551)	(7.9)%
Direct Selling International net sales to non-affiliates	14,260	15,397	1,137	8.0%
Domistyle net sales to non-affiliates	8,127	8,813	686	8.4%

Net sales	$130,916	$124,188	$(6,728)	(5.1)%

Other Key Domestic Data
Average number of active Decorating Consultants	71,522	74,853	3,331	4.7%
Number of orders shipped	243,732	235,120	(8,612)	(3.5)%
Number of orders per Decorating Consultant	3.41	3.14	(0.27)	(7.9)%
Average order size (actual dollars)	$445	$425	$(20)	(4.5)%
Other Key International Data
Average number of active Decorating Consultants	24,742	27,831	2,639	10.7%
Number of orders shipped	52,564	56,571	4,007	7.6%
Number of orders per Decorating Consultant	2.12	2.03	(0.09)	(4.2)%
Average order size (actual dollars)	$271	$272	$1	0.4%

Net Sales

     Net sales decreased $6.7 million, or 5.1%, to $124.2 million in the three months ended March 31, 2005 compared with $130.9 million in the three months ended March 31, 2004. The decrease in net sales was directly attributed to the 7.9% decrease in the net sales to non-affiliates within the direct selling domestic segment of operations, partially offset by an 8.0% increase in the net sales to non-affiliates within the direct selling international segment of operations, and an 8.4% increase in the net sales to non-affiliates within the Domistyle segment of operations.

Net Sales — Direct Selling Domestic

     Direct selling domestic net sales to non-affiliates decreased $8.5 million, or 7.9% to $100.0 million in the three months ended March 31, 2005 from $108.5 million in the same period of 2004. The primary drivers of the decrease in net sales to non-affiliates were a 10% decrease in domestic direct Product sales volume of units sold (offset by a slight average price increase), a 4.5% decline in the average order size per Decorating Consultant, and a 7.9% decrease in the number of orders per Decorating Consultant.

     Even though the number of recruits and average number of active Decorating Consultants have increased 69.8% and 4.7%, respectively, the number of orders per Decorating Consultants declined. Management believes the decline in sales productivity of the Decorating Consultant base was primarily due to macroeconomic conditions such as rising energy prices that had a compound negative impact of reducing the disposable income of the Decorating Consultant’s customer base and the Decorating Consultants’ and customers’ willingness to organize and attend parties. Additionally, the home furnishing sector has been down, as customers have directed disposable income elsewhere. Finally, new recruits are typically less productive than seasoned Decorating Consultants. In an effort to regain top line momentum, management is focusing on increasing the number of Decorating Consultants by continuing to promote the new career path and compensation program, focusing the Decorating Consultant base on sales productivity, mentoring new recruits to become productive, introducing new product lines and new selling and recruiting techniques, as well as providing motivation materials and events to the Decorating Consultants.

Net Sales — Direct Selling International

     Direct selling international net sales to non-affiliates increased $1.1 million, or 8.0%, to $15.4 million in the three months ended March 31, 2005 from $14.3 million in the three months ended March 31, 2004. Decorating Consultant selling and recruiting productivity remained strong in the direct selling international segment. The number of orders shipped increased 7.6% and the average order size in the first quarter of 2005 remained flat to the 2004 level. The average number of active international Decorating Consultants increased 10.7% in the first quarter of 2005 as compared to the same period in 2004 driven by a 12.1% increase in recruiting. As of March 31, 2005 the average number of active Decorating Consultants was 24,642, 1,431, and 1,308 for Mexico, Canada, and Puerto Rico, respectively.

     Net sales in Mexico and Puerto Rico have increased 5.7% and 55.3%, respectively, but were offset by a decrease of 14.9% in sales within Canada. The increase in net sales in Puerto Rico contributed approximately 57% of the total net sales growth of 11.7%. Recruiting growth in Puerto Rico accounted for approximately 45% of the 12.1% increase in recruiting for this segment. Management’s focus on providing brochures that appeals specifically to the Hispanic market, and the new Decorating Consultant career path and compensation program have led to growth in both selling and recruiting productivity in the Puerto Rico market.

     Exchange rate fluctuations can also impact year-over-year comparisons. International direct sales are transacted in the local currency in Mexico and Canada. The following table compares net sales in the local currency in Mexico and Canada to the U.S. dollar equivalent net sales recorded at the year-to-date weighted-average exchange rate for the three months ended March 31, 2004 and 2005.

			Variance	Percentage
For the three months ended March 31,	2004	2005	Amount	Variance
Net Sales (in thousands)
Mexico direct net sales in Mexican pesos	119,863	127,604	7,741	6.5%
Mexico direct net sales in U.S. dollars	10,784	11,395	611	5.7%

Canada direct net sales in Canadian dollars	2,560	2,008	(552)	(21.6)%
Canada direct net sales in U.S. dollars	1,989	1,693	(296)	(14.9)%

Net Sales — Domistyle

     Net sales to non-affiliates for the three-month period increased $0.7 million, or 8.4%, to $8.8 million in 2005 as compared to $8.1 million in the comparable period of 2004. Included in the 2004 net sales to non-affiliates was $0.4 million in net sales from the Company’s manufacturing operations in Mexico. In a continued effort to increase the profitability of the Domistyle segment, the Company ceased all manufacturing operations in Mexico, and there were no comparable net sales to non-affiliates from Mexico in 2005. Excluding prior year Mexico net sales, net sales for the remaining operations increased $1.1 million, or 14.3% for the comparable periods. This increase was a result of the Company’s continued effort to gain product entry into the supply chain market of non-affiliated national retailers. Management believes that in order to have continued growth of this portion of the segment, Domistyle must maintain a competitive edge with regard to quality, price, and fulfillment needs of national retailers. Additionally, management must leverage the Company’s manufacturing operations to expand the product lines offered to retailers.

Cost of Goods Sold

     Cost of goods sold increased $0.6 million to $59.2 million in the three months ended March 31, 2005 from $58.6 million in the three months ended March 31, 2004. As a percentage of net sales, cost of goods sold increased 3.0% to 47.7% in 2005 from 44.7% in 2004. 1.4% of the increase in cost of goods sold as a percentage of net sales was due to an increase in the costs of those Products purchased from and manufactured by the Company’s manufacturing affiliates. The increase in Product costs was a direct result of rising oil prices that are raising the prices of petroleum based commodities, such as wax and styrene, both of which are raw materials used in the production of the products that are manufactured by the Domistyle Channel and distributed to the Direct Selling Channel. The Company also experienced similar Product costs increases from the Company’s non-affiliated overseas and domestic suppliers.

     In order to maintain a high fulfillment rate and meet the Product demands of the Decorating Consultants, the Company incurred additional inland freight costs of $0.6 million to expedite the Product from the overseas manufacturers to the distribution center located in the Dallas, Texas area. As of March 31, 2005 the Company’s Product fulfillment rate was approximately 97%.

     Inventory reserve provisions included in cost of sales decreased $2.1 million in the first quarter of 2005 as compared to 2004 due to the release of reserves for the sell through of discontinued seasonal product reserved for at December 31, 2004.

Gross Profit

     Gross profit decreased $7.3 million, or 10.2%, to $65.0 million in the three months ended March 31, 2005 from $72.3 million in the three months ended March 31, 2004. The primary reasons for the decrease in gross profit were the $6.7 million sales decline and a shift in buying behavior of Decorating Consultants towards the purchase of discontinued Products, which made up 8.7% of sales as compared to 7.7% of sales in 2004. The discontinued Products sold during 2005 were also sold at significantly lower margins than in 2004. Additionally there were $2.0 million in Product promotional discounts on non-discontinued Products that were offered to the Decorating Consultants, of which $1.2 million was directly related to a promotion targeted at getting newly recruited Decorating Consultants in the business, and increased Product manufacturing costs as discussed in the cost of goods sold section above.

Operating Expenses

Selling Expense

     Selling expense decreased $1.4 million, or 5.5%, to $25.4 million in the three months ended March 31, 2005 from $26.8 million in the comparable period of 2004. As a percentage of net sales, selling expense decreased to 20.4% for the three-month period ended March 31, 2005 from 20.5% in the comparable period of 2004. Selling expense was comprised primarily of Decorating Consultant royalties and bonuses, sales promotions and sales event expenses, personnel costs, and product licensing royalties. Decorating Consultant royalties and bonuses increased $0.5 million, or 2.8% in 2005 as compared to 2004 due to the new Decorating Consultant career path and compensation program. As a percentage of sales, Decorating Consultant royalties and bonuses increased 1.1%. Sales promotions and sales event expenses decreased $2.0 million in the first quarter of 2005 as compared to 2004 due to the timing of sales promotions and incentive trips, and a change in the methodology for accounting for the Company’s annual Seminar which will be accounted for as a period cost in 2005. Personnel costs remained relatively flat in the comparable periods. Product licensing royalties increased $0.3 million in the first quarter of 2005 as compared to 2004 due to a new product licensing agreement with regard to candle technology and amendments to existing product licensing agreements.

Freight, Warehouse and Distribution Expense

     Freight, warehouse, and distribution expense increased $0.4 million, or 2.2%, to $17.4 million in the three months ended March 31, 2005 from $17.0 million in the three months ended March 31, 2004. As a percentage of net sales, freight, warehouse and distribution expense increased 1.0%. Freight, warehouse and distribution expense was comprised primarily of personnel costs, facilities costs, and freight expense. Personnel and facilities costs remained relatively flat in the first quarter of 2005 as compared to 2004. Freight expense increased $0.3 million, or 3.4% in the three months ended March 31, 2005 compared to the same period in 2004. As a percentage of net sales, freight expense increased 0.6% due to a decrease in the average order size and rising fuel costs.

General and Administrative Expense

     General and administrative expense decreased $1.4 million, or 8.0%, to $16.3 million in the three months ended March 31, 2005 from $17.7 million in the three months ended March 31, 2004. General and administrative expense was comprised primarily of personnel costs, professional fees, corporate facilities costs, depreciation expense, contract services, insurance, and other operating expenses, and corporate organizational realignment costs. Depreciation expense decreased $0.2 million, corporate organizational realignment expenses decreased $0.7 million, and other operating expenses decreased $0.6 million.

     Included in selling, and general and administrative expenses are certain non-recurring costs related to corporate organizational realignment expenses and strategic planning consulting expenses. These costs were approximately $0.6 million and $1.6 million for the three months ended March 31, 2005 and 2004 respectively.

Other operating expense

     Other operating expense decreased $1.1 million, or 51.7%, to $1.0 million in the three months ended March 31, 2005 from $2.1 million in the three months ended March 31, 2004. Other operating expense was comprised of a loss on asset sales, loss on debt restructuring, and stock option expense. The decrease was due to the loss on debt restructuring of $1.1 million incurred in the first quarter of 2004 related to the refinancing of the Company’s senior credit facility. Stock option expense remained flat at $1.0 million in 2005 and 2004.

Other Income (Expense)

     Other income (expense) increased $2.0 million, or 30.5%, to $8.9 million in the three months ended March 31, 2005 from $6.9 million in the three months ended March 31, 2004. Other income (expense) was comprised primarily of interest income, interest expense, and an unrealized and realized gain on derivatives. Interest income increased slightly in 2005 due to increased interest rates. Interest expense increased $3.6 million, or 51.9%, to $10.6 million in the three months ended March 31, 2005 from $7.0 million in the three months ended March 31, 2004. The increase was a result of higher debt balances related to the refinancing of the Company’s senior credit facility that occurred on March 31, 2004 and higher interest rates. In the first quarter of 2005, the Company recorded a $1.3 million unrealized gain on derivatives related to the interest rate swap agreements entered into in 2004 as required by the Company’s senior credit facility.

Income Tax Provision

     The Company recognized a tax benefit of $5.8 million in the three months ended March 31, 2005 as compared to an expense of $0.5 million in the comparable period of 2004. Due to the favorable benefit associated with ceasing manufacturing operations in Mexico in 2005, income tax benefit as a percentage of income before income taxes was 144.5% in the three months ended March 31, 2005 as compared to income tax expense as a percentage of income before income taxes of 37.6% in the three months ended March 31, 2004. The Company believes that the effective income tax rate for the year ended December 31, 2005 will be lower than the effective income tax rate for the three months ended March 31, 2005.

Discontinued Operations

     On April 28, 2004, the Company discontinued the ceramics products manufacturing operations in the Company’s Mexico manufacturing facility. The operations and cash flows of the ceramics manufacturing operations have been eliminated from the Company’s ongoing operations and have been classified as discontinued operations. Discontinued operations loss was $0.4 million in the three months ended March 31, 2004. The shutdown was completed in 2004 and there was no discontinued operations loss recorded in 2005.

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

Liquidity and Capital Resources

     The Company has historically funded its operations, capital expenditures, and working capital requirements with cash flows from operating activities and revolving loans under the Company’s senior credit facility. The Company has significant cash requirements for debt service related to the Company’s senior credit facility and the senior subordinated notes. Additional cash requirements consist primarily of working capital requirements and capital expenditures. The Company will continue to fund operations, capital expenditures, and working capital requirements, along with any unanticipated shortfalls, through cash flows from operating activities and revolving loans, rather than incurring additional long-term debt. The Company’s future operating performance and ability to service or refinance current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.

     As of March 31, 2005, the Company held $24.9 million in cash. The Company principally uses cash from operations to fund operating expenses, such as Decorating Consultant royalties, product licensing royalties, inventory purchases, and warehouse, freight and distribution costs.

     For the three months ended March 31, 2005, the Company’s cash decreased $2.9 million to $24.9 million from $27.8 million as of December 31, 2004. The decrease resulted from $0.6 million of net cash used by operating activities and $2.3 million of net cash used by investing activities.

     Net cash of $0.6 million used by operating activities consisted of $5.4 million provided by net income, as adjusted for non-cash items, and $6.0 million used by working capital. The net decrease in cash was primarily due to lower than anticipated sales volume. This, in combination with $1.9 million of cash outlay for the annual seminar held in April 2005, and $1.5 million of Decorating Consultant production and promotion bonuses, which were earned during 2004 and subsequently paid in January 2005, resulted in the $0.6 million decrease. The Company expects to continue to fund operations and working capital requirements through cash flows from operating activities and revolving loans under the Company’s senior credit facility.

     Net cash of $2.3 million used by investing activities during the three months ended, Marcy 31, 2005, consisted of capital expenditures for property, plant, and equipment related to upgrades for information technology and equipment to improve efficiencies in order fulfillment.

     The Company has an unsecured senior credit facility which provides a seven-year term loan facility of up to $320.0 million (the “Term Loans”), and a $50.0 million five-year revolving credit facility (the “Revolving Loans”), of which $20.0 million may be used for letters of credit. As of March 31, 2005, there were $310.0 million of Term Loans outstanding along with $4.0 million in letters of credit. There were no outstanding Revolving Loans as of March 31, 2005. The term loan facility matures on March 31, 2011 and the revolving loan facility matures on March 31, 2009 provided that, in the event that the senior subordinated notes are not refinanced in whole on or prior to December 1, 2007 through the issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering, then all Term Loans outstanding will be due and payable, and the revolving credit facility will terminate on that date. The senior credit facility may be used for general corporate purposes and seasonal working capital needs. The senior credit facility, among other provisions, includes significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers, acquisitions or consolidations, make investments and pay dividends. In addition, under the senior credit facility, the Company is required to comply with specified financial ratios and tests, including an interest coverage ratio, maximum leverage ratio, and maximum capital expenditures as defined per the senior credit facility agreement.

     The Term Loans under the senior credit facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. For the Revolving Loans, the applicable LIBOR margin and Alternate Base Rate margin are subject to adjustments, upwards or downwards after December 31, 2004, based upon the leverage ratio as defined by the senior credit agreement. The interest rates on all borrowings outstanding under the senior credit facility were based on LIBOR as of March 31, 2005. As of March 31, 2005, Term Loan borrowings outstanding totaled $310.0 million. The weighted-average interest rate on the Term Loan borrowings outstanding at March 31, 2005 was 8.38%.

     In June 1998, the Company issued $200.0 million aggregate principal amount of 10 1/8% senior subordinated notes. As of March 31, 2005, the Company had a total of $149.1 million in principal outstanding. Such senior subordinated notes contain, among other provisions, restrictions on, among other things, the ability of the Company to incur debt, make restricted payments, create liens, sell assets, engage in mergers, acquisitions or consolidations, and enter into transactions with affiliates. At March 31, 2005, the Company was in compliance with such provisions. Interest payments commenced in December 1998 and continue semi-annually until the senior subordinated notes mature in 2008.

     Payments on the senior subordinated notes and the senior credit facility represent significant cash requirements for the Company. The Company has the option to redeem the senior subordinated notes in whole or in part at any time. The Term Loans under the senior credit facility require quarterly interest and principal payments. During the three months ended March 31, 2005, the Company paid a total of $8.3 million in debt service, consisting of principal payments under the senior credit facility of $2.5 million, interest and commitment fees under the senior credit facility of approximately $5.8 million, and no interest on the senior subordinated notes.

     As of March 31, 2005, the Company was in compliance with all covenants and other requirements set forth in the credit agreement under the senior credit facility and indenture with respect to the senior subordinated notes. As a result of declining sales and increasing Product and freight costs, there is the potential that as of June 30, 2005, the Company may not be able to comply with certain of the specified financial ratios and tests set forth in the senior credit facility.

     A breach of these financial covenants in the senior credit facility could result in a default. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit under the Revolving Loans. Acceleration of the amounts outstanding under the senior credit facility would result in an event of default under the indenture governing the Company’s senior subordinated notes, which could result in the principal amount outstanding under the senior subordinated notes becoming due and payable immediately. In that event, the Company would not have sufficient liquidity to make the payments required under the senior credit facility and the senior subordinated notes and for working capital purposes.

     The Company is in discussions with its agent bank to obtain amendments to the senior credit facility that would modify or waive the financial covenants that could be at issue. However, there can be no assurance that the Company’s lenders will agree to any modifications or waivers under the senior credit facility.

Off-Balance Sheet Arrangements

     At March 31, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships.

Market Sensitive Instruments and Risk Management

     The Company’s Products are sold in Mexico and Canada thereby subjecting the Company to financial market risk due to fluctuating foreign currency exchange rates. Historically, due to a stable foreign exchange rate and due to the fact that these operations have not been significant, the risk has been minor. However, as the Company’s international operations become significant to the Company as a whole, changes in foreign currency exchange rates could have a material effect on the Company in the future. The Company has not entered into any hedging instruments related to foreign currency risk. The following table represents, by country, the low and high currency exchange rates to the United States dollar, for the three months ended March 31, 2005:

Country	Currency	Low	High
Canada	Dollar	$0.7961	$0.8336
Mexico	Peso	$0.0879	$0.0911

     As a result of the interest pricing mechanism associated with the Senior Credit Facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company’s desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. During the second quarter of 2004, the Company finalized a series of interest rate swap agreements with a trade date of May 5, 2004 and a start date of September 30, 2004, to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under the trade agreement the Company pays on a quarterly basis a fixed interest rate per quarter ranging from 1.91% to 5.18%. The agreement has a $100.0 million notional amount of indebtedness. The Company receives a variable rate of interest under the swaps based on the three-month LIBOR, excluding the margin paid under the credit facility on a quarterly basis. The Company recognized an unrealized gain of approximately $1.3 million in the consolidated statement of operations and comprehensive income for the three months ended March 31, 2005, related to the interest rate swap agreement. The swap expires on September 28, 2007. The Company does not use derivative instruments for trading or speculative purposes.

     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates, based upon existing terms and does not take into account the impact of the interest rate swap agreement mentioned above. The interest rates are estimated based on actual and implied forward rates using a yield as of March 31, 2005. The Notes are at a fixed rate of 10.125% and will mature in 2008.

	Expected Maturity Date
	2005	2006	2007	2008	Total	Fair Value
			(in thousands)
Variable Rate Debt	$11,250	$15,000	$283,750	—	$310,000	—
Average Interest Rate	8.50%	9.19%	9.65%	—	—	—
Fixed-Rate Debt	—	—	—	$149,100	$149,100	$124,499
Interest Rate	—	—	—	10.125%	—	—

Inflation

     Although the Company’s operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company’s operations during the three months ended March 31, 2005.

Recently Issued Statements and Adoption of Financial Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position Statement No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP FAS 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the American Jobs Creation Act for purposes of applying SFAS No. 109, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company may elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated during 2005. The Company is currently evaluating the impact of the repatriation.

     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of ABP Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets that do no have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 153.

     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim, or annual reporting period that begins after June 15, 2005. In April of 2005, the Securities and Exchange Commission issued a ruling that SFAS No. 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 123(R).

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

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

     In August of 2004, the Company and Christi Carter Urschel entered into an agreement (the “Master Agreement”) with Meredith Corporation (“Meredith”), whereby Meredith agreed, among other things, to publish a book on behalf of the Company and Ms. Urschel (who is the author of the book). Under the Master Agreement, the Company agreed to purchase a minimum number of copies of the book from Meredith for an agreed price per book set forth in the Master Agreement, with the intention that the Company would market and sell the book to its customers. The Master Agreement provided that Ms. Urschel would be compensated by Meredith on a royalty basis for books sold by Meredith to persons other than the Company, if any, and that any compensation payable to Ms. Urschel in respect of books to be sold by the Company would be separately agreed by the Company and Ms. Urschel.

     On January 20, 2005, the Company and Ms. Urschel entered into a Letter Agreement whereby the Company agreed to pay Ms. Urschel the difference between (i) all net receipts generated by the Company from the sale of any books and (ii) the Company’s cost of purchasing the books from Meredith plus the Company’s direct, out-of-pocket costs associated with marketing, distributing and selling the purchased books. As of March 31, 2005, the Company had paid approximately $21,000 to Ms. Urschel under the Letter Agreement. Ms. Urschel is a shareholder and officer of the Company and is a member of the Company’s board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
10.1*	Letter Agreement executed January 20, 2005 to confirm certain agreements between Home Interiors & Gifts, Inc. and Christi Carter Urschel relating to the undertakings set forth in the Master Book Agreement, among Meredith Corporation, Home Interiors & Gifts, Inc. and Christi Carter Urschel, dated as of August 9, 2004.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) REPORTS ON FORM 8-K

     On January 6, 2005, the Company filed a current report on Form 8-K with respect to an issued press release announcing that the Company had appointed Mary-Knight Tyler as Chief Operating Officer, effective January 1, 2005.

     On January 14, 2005, the Company filed a current report on Form 8-K with respect to the resignation of Thomas O. Hicks as a member of the Board of Directors of the Company in conjunction with his retirement from Hicks, Muse, Tate & Furst Incorporated.

     On March 10, 2005, the Company filed a current report on Form 8-K with respect to entering into a letter agreement with the Company’s Chief Financial Officer, Kenneth J. Cichocki that served to amend in part Mr. Cichocki’s existing employment agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.

By:	/s/ KENNETH J. CICHOCKI

Kenneth J. Cichocki Sr. Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

Date: May 13, 2005

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1*	Letter Agreement executed January 20, 2005 to confirm certain agreements between Home Interiors & Gifts, Inc. and Christi Carter Urschel relating to the undertakings set forth in the Master Book Agreement, among Meredith Corporation, Home Interiors & Gifts, Inc. and Christi Carter Urschel, dated as of August 9, 2004.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.