Form 10-Q
period 2005-06-30
HOME INTERIORS & GIFTS INC
filed 2005-08-12
CIK 1067541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Yes ☐ No ☑
As of August 12, 2005, 15,240,218 shares of the Company’s common stock, par value $0.10 per share, were outstanding.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and June 30, 2005

		(Unaudited)
	December 31,	June 30,
	2004	2005
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash	$27,820	$18,352
Accounts receivable, net	19,534	22,298
Inventories, net	71,801	86,003
Deferred income tax asset	6,111	7,991
Other current assets	12,054	18,136

Total current assets	137,320	152,780
Property, plant and equipment, net	66,466	64,860
Debt issuance costs, net	10,593	9,434
Goodwill	13,703	13,879
Other assets, net	1,186	1,155

Total assets	$229,268	$242,108

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Book overdraft	$4,838	$6,418
Accounts payable	26,156	24,294
Accrued seminars and incentive awards	9,732	9,255
Royalties payable to decorating consultants	5,416	5,333
Accrued compensation	2,448	2,681
Income taxes payable	15,273	14,602
Current maturity of related party note payable	687	687
Current maturities of long-term debt and capital lease obligations	15,550	333,110
Other current liabilities	20,092	20,045

Total current liabilities	100,192	416,425
Long-term debt and capital lease obligations, net of current maturities	450,325	150,625
Deferred income tax liability	2,812	1,976
Other liabilities	6,611	6,129

Total liabilities	559,940	575,155

Commitments and contingencies (Note 11)
Shareholders’ deficit:
Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and outstanding	1,524	1,524
Additional paid-in capital	144,061	146,051
Accumulated deficit	(475,295)	(479,629)
Accumulated other comprehensive loss	(962)	(993)

Total shareholders’ deficit	(330,672)	(333,047)

Total liabilities and shareholders’ deficit	$229,268	$242,108

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2004 and 2005
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net sales	$132,875	$126,584	$263,791	$250,772
Cost of goods sold	61,235	61,245	119,804	120,455

Gross profit	71,640	65,339	143,987	130,317

Selling, general and administrative:
Selling	27,023	27,496	53,864	52,862
Freight, warehouse and distribution	17,387	16,990	34,408	34,385
General and administrative	17,998	17,700	35,678	33,958
Loss (gain) on the disposition of assets	1,517	(9)	1,517	1
Stock option expense	943	1,006	1,932	1,990
Loss on debt refinancing	—	—	1,071	—

Total selling, general and administrative	64,868	63,183	128,470	123,196

Operating income	6,772	2,156	15,517	7,121
Other income (expense):
Interest income	89	149	159	269
Interest expense	(9,183)	(12,117)	(16,187)	(22,754)
Other income (expense), net	(457)	116	(380)	1,684

Other income (expense), net	(9,551)	(11,852)	(16,408)	(20,801)

Loss from continuing operations before income taxes	(2,779)	(9,696)	(891)	(13,680)
Income tax benefit	2,259	3,589	1,716	9,346

Income (loss) from continuing operations	(520)	(6,107)	825	(4,334)

Discontinued operations (Note 6):
Discontinued operations loss, net of tax	(3,261)	—	(3,708)	—

Net loss	(3,781)	(6,107)	(2,883)	(4,334)
Other comprehensive income (loss):
Cumulative translation adjustment	(27)	(28)	3	(31)

Other comprehensive income (loss)	(27)	(28)	3	(31)

Comprehensive loss	$(3,808)	$(6,135)	$(2,880)	$(4,365)

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2005
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(2,883)	$(4,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,421	7,317
Impairment of goodwill	1,060	—
Impairment of property, plant and equipment	1,409	—
Amortization of debt issuance costs	1,051	1,823
Provision for doubtful accounts	1,625	1,533
Provision for losses on inventories	841	1,208
Loss on debt refinancing	1,071	—
Loss on disposition of assets	1,517	1
Stock option expense	1,932	1,990
Unrealized gain on derivatives	—	357
Deferred tax benefit	(714)	(2,591)
Changes in assets and liabilities:
Accounts receivable	(6,651)	(4,297)
Inventories	(11,110)	(15,410)
Other current assets	(6,561)	(6,082)
Other assets	150	30
Accounts payable	(6,481)	(2,054)
Related party payable	(661)	(820)
Income taxes payable	(2,934)	(796)
Other current liabilities	7,095	(569)

Total adjustments	(9,940)	(18,770)

Net cash used in operating activities	(12,823)	(22,693)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,036)	(5,592)
Proceeds from the sale of property, plant and equipment	4	72

Net cash used in investing activities	(3,032)	(5,520)

Cash flows from financing activities:
Book overdraft	40	1,580
Proceeds from borrowings under revolving loan facility	—	40,000
Payments under revolving loan facility	—	(15,000)
Payments of principal under capital lease obligations	(799)	(890)
Proceeds from borrowings under senior credit facility	320,000	—
Payments of principal under senior credit facility	(171,182)	(6,250)
Debt issuance and amendment costs	(9,125)	(664)
Payment of preferred stock repurchase and preferred stock dividends	(139,000)	—
Preferred stock issuance costs	(299)	—

Net cash used in financing activities	(365)	18,776

Effect of cumulative translation adjustment	3	(31)

Net decrease in cash	(16,217)	(9,468)
Cash at beginning of year	36,636	27,820

Cash at end of period	$20,419	$18,352

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Background
     Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer, importer, and distributor of indoor and outdoor home decorative accessories. Types of home décor accessories offered by the Company include, but are not limited to, framed artwork and mirrors, scented candles, candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, tableware and table accessories (the “Products”). Many of the Products are manufactured exclusively for the Company by wholly-owned subsidiaries of the Company. During the first six months of 2005, approximately 42% of the dollar volume of Products purchased for the Direct Selling Channel, as defined below, were purchased from, and manufactured by the Company’s manufacturing subsidiaries. The Products not manufactured and supplied by the Company’s subsidiaries are purchased from numerous foreign and domestic suppliers. The Company distributes the Products through two channels. In the “direct selling” channel, the Company sells the Products directly to independent contractor sales representatives (“Decorating Consultants”) located in the United States, Mexico, Canada and Puerto Rico, who then resell the Products to customers (“Direct Selling Channel”). As of June 30, 2005, the Company had approximately 107,200 active Decorating Consultants within the Direct Selling Channel. In the second channel (the “Domistyle Channel”), the Company manufactures and/or distributes the Products to the Direct Selling Channel and to non-affiliated national retailers. The Company’s management evaluates the operational performance of the Company’s different channels of business based upon three reporting segments. Direct selling domestic and direct selling international are the two reporting segments used by management to evaluate the Direct Selling Channel, and management evaluates the Domistyle Channel separately.
     The Company has been located in the Dallas, Texas area since the Company’s inception in 1957. Currently, a majority of the Company’s outstanding common stock is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).
2. Significant Accounting Policies
     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The final day of the quarters ended June 30, 2004 and 2005 included in the accompanying unaudited consolidated financial information were July 3, 2004 and July 2, 2005, respectively.
     The consolidated financial information as of June 30, 2005 and for the three and six months ended June 30, 2004 and 2005 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2005 and December 31, 2004, its operating results and comprehensive income for the three and six months ended June 30, 2004 and 2005, and its cash flows for the six months ended June 30, 2004 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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

Stock-based Compensations Plans
     The Company adopted three stock option plans. For Decorating Consultants and other independent contractors, the Company adopted the “Independent Contractor Stock Option Plan” and accounts for options issued under the Independent Contractor Stock Option Plan in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). For key employees, the Company adopted the “1998 Key Employee Stock Option Plan” and the “2002 Key Employee Stock Option Plan”. The Company accounts for the options issued under the 1998 Key Employee Stock Option Plan and the 2002 Key Employee Stock Option Plan in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed by SFAS No. 123.
Compensation Charge
     SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company’s 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistently with SFAS No. 123, the Company’s compensation cost and net loss for the three months and six months ended June 30, 2004 and 2005 would approximate (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss, as reported	$(3,781)	$(6,107)	$(2,883)	$(4,334)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	446	485	937	960
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(507)	(551)	(1,027)	(1,095)

Pro forma net loss	$(3,842)	$(6,173)	$(2,973)	$(4,469)

3. Inventories, Net
     Inventories, net, consisted of the following as of December 31, 2004 and June 30, 2005 (in thousands):

	December 31,	June 30,
	2004	2005
Raw materials	$8,184	$10,520
Work in process	2,231	2,621
Finished goods	67,559	80,680

	77,974	93,821
Inventory allowance	(6,173)	(7,818)

	$71,801	$86,003

4. Other Current Liabilities
     Other current liabilities consisted of the following as of December 31, 2004 and June 30, 2005 (in thousands):

	December 31,	June 30,
	2004	2005
Interest	$1,258	$1,430
Accrued employee benefits	2,997	3,037
Sales taxes	3,872	4,048
Other taxes	1,743	1,180
Deferred revenue	4,482	6,755
Related parties	748	103
Accrued product license royalties	1,439	1,172
Other	3,553	2,320

	$20,092	$20,045

5. Adoption of New Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces ABP Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 154.
     In December 2004, the FASB issued Staff Position Statement No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP FAS 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the American Jobs Creation Act for purposes of applying SFAS No. 109, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company may elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated during 2005. The Company adopted FSP FAS 109-2 and there was not a financial accounting impact associated with its adoption.
     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of ABP Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets that do no have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 and there was not a financial accounting impact associated with its adoption.
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
6. Discontinued Operations
     In the first quarter of 2003, the Company acquired 100% of the assets of Ceramica y Vidrio de Nuevo Leon, S.A. de C.V., Maquiladora Produr, S.A. de C.V., and Industrias Tromex Corporation, S.A. de C.V. (collectively “Produr”). Produr manufactured glass, ceramics, and metal products and was located in Monterrey, Mexico. In the second quarter of 2004, the Company decided to discontinue the manufacture of ceramics products and, also, to close the glass manufacturing plant. The metals manufacturing operation was shut down on March 8, 2005. The Company has accounted for the shutdown of the manufacturing operations of ceramics products as discontinued operations in the consolidated statement of operations and comprehensive income, as discussed below. The costs incurred related to the shutdown of the glass and metals manufacturing are reflected in continuing operations in the consolidated statement of operations and comprehensive income, since the Company will continue to source glass and metals products from non-affiliated vendors and distribute glass and metal products to non-affiliated retailers.
     On April 28, 2004, the Company discontinued the manufacturing of ceramics products that were produced in its Mexico manufacturing facility. The Company will not have any involvement in the manufacturing of these types of products in the future. The Company has incurred approximately $0.6 million in severance costs, $0.1 million in contract termination costs, $2.0 million in impairment of property, plant, and equipment, and $1.1 million in write-off of goodwill related to the shut-down and disposal activity. The remaining assets related to the ceramics product manufacturing were sold as of December 31, 2004.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net sales	$392	$—	$828	$—
Cost of goods sold	1,076	—	1,776	—

Gross profit	(684)	—	(948)	—

Selling, general and administrative:
General and administrative	2,454	—	2,632	—

Total selling, general and administrative	2,454	—	2,632	—

Operating loss	(3,138)	—	(3,580)	—
Other income (expense):
Interest expense	—	—	(2)	—
Other income (expense), net	(123)	—	(126)	—

Other income (expense), net	(123)	—	(128)	—

Loss before income taxes	(3,261)	—	(3,708)	—
Income tax benefit	—	—	—	—

Loss on discontinued operations, net of tax	$(3,261)	$—	$(3,708)	$—

	(Unaudited)	(Unaudited)
	June 30, 2004	June 30, 2005
Balance sheet data:
Current assets held for sale	$3	—
Long term assets held for sale	$206	—
7. Income Tax Benefit
     The income tax benefit for the six months ended June 30, 2005 includes a $4.6 million benefit associated with a deduction the Company will take in its U.S. tax return for shut down of manufacturing operations in Mexico. Due to the favorable benefit associated with ceasing manufacturing operations in Mexico, income taxes as a percentage of income before income taxes was 68.3% in the six months ended June 30, 2005 as compared to 192.6% in the six months ended June 30, 2004.
8. Senior Credit Facility
     On June 30, 2005, the Company entered into an amendment and waiver (the “Second Amendment”), to the Company’s senior credit facility. The Second Amendment waives compliance by the Company with the consolidated leverage ratio and consolidated interest coverage ratio from June 30, 2005 to (but not including) September 30, 2005. The Second Amendment also, among other things, (i) limits the availability of revolving extensions of credit under the senior credit facility to $45 million at any time outstanding, (ii) imposes an additional condition precedent to each extension of credit under the revolving portion of the senior credit facility pertaining to the amount of available cash on hand and the use of the proceeds of such extension of credit, (iii) revises the information deliveries covenant to require, among other things, weekly reports regarding cash flow forecasts, liquidity, sales, accounts receivable, accounts payable and inventory and

(iv) suspends payment of fees in cash under the Company’s financial advisory and monitoring and oversight agreements with Hicks Muse during the waiver period discussed above and under periods of default under the senior credit facility.
     As a result of obtaining the Second Amendment, the Company recognized approximately $0.1 million loss related to a write off of unamortized debt issuance costs and $0.1 million of legal fees incurred for the three and six month period ending, June 30, 2005. The Company also incurred debt issuance costs of $0.7 million that have been deferred.
     As of June 30, 2005, the Company was in compliance with the requirements set forth in the credit agreement under the senior credit facility, as amended, and the indenture with respect to the senior subordinated notes. As a result of declining sales and increasing Product and inbound freight costs, it is probable that as of September 30, 2005, the Company will not be able to comply with the consolidated interest coverage ratio and consolidated leverage ratio set forth in the senior credit facility.
     A breach of these financial covenants in the senior credit facility would result in a default. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit under the Revolving Loans. Acceleration of the amounts outstanding under the senior credit facility would result in an event of default under the indenture governing the Company’s senior subordinated notes, which could result in the principal amount outstanding under the senior subordinated notes becoming due and payable immediately. In that event, the Company would not have sufficient liquidity to make the payments required under the senior credit facility and the senior subordinated notes and for working capital purposes.
     The Company intends to commence discussions with its agent bank to obtain amendments to the senior credit facility that would modify or waive the financial covenants that could be at issue on September 30, 2005. However, there can be no assurance that the Company’s lenders will agree to any modifications or waivers under the senior credit facility. As a result, the Term Loans outstanding of $306.3 million and the Revolving Loans outstanding of $25.0 million have been classified as a current liability on the June 30, 2005 consolidated balance sheet in accordance with EITF Abstract Issue No. 86-30 “Classification of Obligations When a Violation Is Waived by a Creditor”.
9. Segment Reporting
     The Company’s reportable segments are based upon functional lines of business as follows:
•	Direct Selling Domestic — direct seller of home decorative accessories in the United States;

•	Direct Selling International — direct seller of home decorative accessories in Mexico, Canada and Puerto Rico; and

•	Domistyle — wholesale supply operation that manufactures, imports, and distributes various Products.
     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, discontinued operations, reorganization costs, non-cash expense for stock options, losses on debt restructure, realized gain and unrealized (gain) loss in derivatives, goodwill impairment and (gains) losses on disposition of assets (defined as “Modified EBITDA”). The Company also uses Modified EBITDA as a performance measure due to the Company’s required compliance thresholds for Modified EBITDA covenants under the senior credit facility. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of incensement sales between Domistyle and the direct selling segments, as well as the elimination of the investment in each subsidiary for consolidation purposes. The table below presents information about reportable segments used by the Company’s chief operating decision maker as of and for the three months and six months ended June 30, 2004 and 2005 (in thousands):

	Direct	Direct
	Selling	Selling
Three months ended June 30,	Domestic	International	Domistyle	Eliminations	Consolidated
2004
Net sales to non-affiliates	$110,751	$16,122	$6,002	$—	$132,875
Net sales to affiliates	8,518	—	33,272	(41,790)	—
Modified EBITDA	6,863	2,112	10,566	(514)	19,027
2005
Net sales to non-affiliates	$100,381	$18,659	$7,544	$—	$126,584
Net sales to affiliates	9,461	—	30,311	(39,772)	—
Modified EBITDA	2,300	2,336	7,087	(1,605)	10,119

	Direct	Direct
	Selling	Selling
Six months ended June 30,	Domestic	International	Domistyle	Eliminations	Consolidated
2004
Net sales to non-affiliates	$219,280	$30,382	$14,129	$—	$263,791
Net sales to affiliates	15,216	—	68,459	(83,675)	—
Modified EBITDA	16,598	3,301	19,890	(1,549)	38,240
Total assets	219,077	16,119	82,588	(74,155)	243,629
Goodwill	—	—	13,570	—	13,570
Capital expenditures	1,343	537	1,156	—	3,036
2005
Net sales to non-affiliates	$200,359	$34,056	$16,357	$—	$250,772
Net sales to affiliates	17,811	—	60,119	(77,930)	—
Modified EBITDA	6,312	3,750	15,089	(1,612)	23,539
Total assets	204,841	24,211	81,048	(67,992)	242,108
Goodwill	—	—	13,879	—	13,879
Capital expenditures	3,943	1,405	244	—	5,592
     The following table represents a reconciliation of net loss to consolidated Modified EBITDA for the three months and six months ended June 30, 2004 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss	$(3,781)	$(6,107)	$(2,883)	$(4,334)
Effect of SAB 101	(602)	(967)	2,267	2,038
Discontinued operations, net of tax	3,261	—	3,708	—
Interest income	(89)	(149)	(159)	(269)
Interest expense	9,183	12,117	16,187	22,754
Realized gain on derivatives	—	(79)	—	(139)
Unrealized (gain) loss on derivatives	(89)	985	(89)	(356)
Income tax benefit	(2,259)	(3,589)	(1,716)	(9,346)
Depreciation and amortization	3,566	3,671	7,421	7,317
Stock option expense	943	1,006	1,932	1,990
Loss on debt refinancing	—	—	1,071	—
Reorganization costs	7,377	3,240	8,984	3,883
Loss (gain) on disposition of assets	1,517	(9)	1,517	1

Modified EBITDA	$19,027	$10,119	$38,240	$23,539

10. Guarantor Financial Data
     Dallas Woodcraft Company, LP, DWC GP, Inc., GIA, Inc., Homco, Inc., Spring Valley Scents, Inc., Laredo Candle Company, L.P., Domistyle, Inc., EM Boehm, Inc., Home Interiors de Puerto Rico, Inc. and HIG Investments, Inc. (collectively, the “Guarantors”) unconditionally, on a joint and several basis, guarantee Home Interiors & Gifts, Inc.’s (“Borrower”) credit agreement with its principal lenders under the senior credit facility, and the Borrower’s 10-1/8% senior subordinated notes due 2008 in the aggregate principal amount of $149.1 million (the “Notes”). The Company’s other subsidiaries, Home Interiors de Mexico, S. de R.L. de C.V., Home Interiors Services de Mexico, S.A. de C.V., HI Ceramics, S.A. de C.V., HI Metals, S.A. de C.V., HI Glass, S.A. de C.V., HI Trading Mexicana, S.A. de C.V., and Home Interiors & Gifts of Canada, Inc. (collectively, the “Non-Guarantors”) have not guaranteed the senior credit facility or the Notes. Guarantor and Non-Guarantor financial statements on an individual basis are not significant and have been omitted. Accordingly, the following table presents financial information of the Guarantors and Non-Guarantors on a consolidating basis (in thousands):
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2004

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$121,352	$37,857	$16,351	$(42,685)	$132,875
Cost of good sold	65,075	25,897	12,639	(42,376)	61,235

Gross profit	56,277	11,960	3,712	(309)	71,640
Total selling, general and administrative	53,711	3,072	8,085	—	64,868

Operating income (loss)	2,566	8,888	(4,373)	(309)	6,772
Other income (expense), net	(8,928)	257	(675)	(205)	(9,551)

Income (loss) before income taxes	(6,362)	9,145	(5,048)	(514)	(2,779)
Income tax benefit (provision)	4,323	(1,674)	(394)	4	2,259
Equity in loss of affiliated companies, net of tax	(1,229)	(9,420)	—	10,649	—

Loss from continuing operations	(3,268)	(1,949)	(5,442)	10,139	(520)
Discontinued operations loss, net of tax	—	—	3,261	—	3,261

Net loss	(3,268)	(1,949)	(8,703)	10,139	(3,781)
Other comprehensive income (loss)	1	—	(28)	—	(27)

Comprehensive loss	$(3,267)	$(1,949)	$(8,731)	$10,139	$(3,808)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2005

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$111,779	$40,058	$13,785	$(39,038)	$126,584
Cost of good sold	61,604	30,453	6,636	(37,448)	61,245

Gross profit	50,175	9,605	7,149	(1,590)	65,339
Total selling, general and administrative	52,520	3,448	7,215	—	63,183

Operating income (loss)	(2,345)	6,157	(66)	(1,590)	2,156
Other income (expense), net	(12,817)	168	837	(40)	(11,852)

Income (loss) before income taxes	(15,162)	6,325	771	(1,630)	(9,696)
Income tax benefit (provision)	5,631	(2,258)	(327)	543	3,589
Equity in income (loss) of affiliated companies, net of tax	4,486	(163)	—	(4,323)	—

Net income (loss)	(5,045)	3,904	444	(5,410)	(6,107)
Other comprehensive income (loss)	1	—	(29)	—	(28)

Comprehensive income (loss)	$(5,044)	$3,904	$415	$(5,410)	$(6,135)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2004

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$238,568	$79,353	$32,179	$(86,309)	$263,791
Cost of good sold	126,969	53,812	24,076	(85,053)	119,804

Gross profit	111,599	25,541	8,103	(1,256)	143,987
Total selling, general and administrative	108,179	6,671	13,620	—	128,470

Operating income (loss)	3,420	18,870	(5,517)	(1,256)	15,517
Other income (expense), net	(15,712)	390	(793)	(293)	(16,408)

Income (loss) before income taxes	(12,292)	19,260	(6,310)	(1,549)	(891)
Income tax benefit (provision)	7,399	(5,317)	(586)	220	1,716
Equity in income (loss) of affiliated companies, net of tax	3,341	(11,670)	—	8,329	—

Income (loss) from continuing operations	(1,552)	2,273	(6,896)	7,000	825
Discontinued operations loss, net of tax	—	—	3,708	—	3,708

Net income (loss)	(1,552)	2,273	(10,604)	7,000	(2,883)
Other comprehensive income (loss)	7	—	(4)	—	3

Comprehensive income (loss)	$(1,545)	$2,273	$(10,608)	$7,000	$(2,880)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2005

	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$221,800	$79,168	$26,769	$(76,965)	$250,772
Cost of good sold	123,021	59,024	13,816	(75,406)	120,455

Gross profit	98,779	20,144	12,953	(1,559)	130,317
Total selling, general and administrative	103,928	6,614	12,654	—	123,196

Operating income (loss)	(5,149)	13,530	299	(1,559)	7,121
Other income (expense), net	(21,833)	264	820	(52)	(20,801)

Income (loss) before income taxes	(26,982)	13,794	1,119	(1,611)	(13,680)
Income tax benefit (provision)	9,529	(296)	(504)	617	9,346
Equity in income (loss) of affiliated companies, net of tax	14,115	(136)	—	(13,979)	—

Net income (loss)	(3,338)	13,362	615	(14,973)	(4,334)
Other comprehensive income (loss)	2	—	(33)	—	(31)

Comprehensive income (loss)	$(3,336)	$13,362	$582	$(14,973)	$(4,365)

Condensed Consolidating Balance Sheet
As of December 31, 2004

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Elimination	Consolidated
ASSETS
Current assets:
Cash	$27,177	$46	$597	$27,820	$—	$27,820
Accounts receivable, net	10,475	7,483	1,576	19,534	—	19,534
Inventories, net	53,313	15,538	7,567	76,418	(4,617)	71,801
Other current assets	8,018	2,187	6,782	16,987	1,178	18,165
Due from (due to) affiliated companies	(8,358)	22,358	(14,000)	—	—	—

Total current assets	90,625	47,612	2,522	140,759	(3,439)	137,320
Property, plant and equipment, net	41,252	19,037	6,177	66,466	—	66,466
Investment in subsidiaries	66,248	(7,449)	—	58,799	(58,799)	—
Debt issuance costs and other assets, net	11,431	13,868	183	25,482	—	25,482

Total assets	$209,556	$73,068	$8,882	$291,506	$(62,238)	$229,268

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,111	$3,594	$819	$25,524	$632	$26,156
Current maturity of related party note payable	687	—	—	687	—	687
Current maturities of long-term debt and capital lease obligations	15,129	232	189	15,550	—	15,550
Other current liabilities	42,682	6,519	8,598	57,799	—	57,799

Total current liabilities	79,609	10,345	9,606	99,560	632	100,192
Long-term debt and capital lease obligations, net of current maturities	449,784	248	293	450,325	—	450,325
Other liabilities	5,798	3,430	195	9,423	—	9,423

Total liabilities	535,191	14,023	10,094	559,308	632	559,940

Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	144,061	58,830	20,504	223,395	(79,334)	144,061
Retained earnings (accumulated deficit)	(471,224)	(786)	(20,779)	(492,789)	17,494	(475,295)
Accumulated comprehensive income (loss)	4	—	(966)	(962)	—	(962)

Total shareholders’ equity (deficit)	(325,635)	59,045	(1,212)	(267,802)	(62,870)	(330,672)

Total liabilities and shareholders’ equity (deficit)	$209,556	$73,068	$8,882	$291,506	$(62,238)	$229,268

Condensed Consolidating Balance Sheet
As of June 30, 2005

	Borrower	Guarantors	Non-Guarantors	Consolidating	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$17,481	$54	$817	$18,352	$—	$18,352
Accounts receivable, net	13,636	5,472	3,190	22,298	—	22,298
Inventories, net	60,615	5,472	13,316	92,232	(6,229)	86,003
Other current assets	14,802	2,807	6,722	24,331	1,796	26,127
Due from (due to) affiliated companies	(9,465)	30,406	(20,941)	—	—	—

Total current assets	97,069	57,040	3,104	157,213	(4,433)	152,780
Property, plant and equipment, net	39,942	18,629	6,289	64,860	—	64,860
Investment in subsidiaries	77,658	(7,584)	—	70,074	(70,074)	—
Debt issuance costs and other assets, net	10,235	14,042	191	24,468	—	24,468

Total assets	$224,904	$82,127	$9,584	$316,615	$(74,507)	$242,108

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$20,283	$2,571	$809	$23,663	$631	$24,294
Current maturity of related party note payable	687	—	—	687	—	687
Current maturities of long-term debt and capital lease obligations	332,662	240	208	333,110	—	333,110
Other current liabilities	43,403	6,112	8,819	58,334	—	58,334

Total current liabilities	397,035	8,923	9,836	415,794	631	416,425
Long-term debt and capital lease obligations, net of current maturities	150,317	125	183	150,625	—	150,625
Other liabilities	4,534	3,375	196	8,105	—	8,105

Total liabilities	551,886	12,423	10,215	574,524	631	575,155

Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	146,051	58,831	20,503	225,385	(79,334)	146,051
Retained earnings (accumulated deficit)	(474,564)	9,872	(20,163)	(484,855)	5,226	(479,629)
Accumulated comprehensive income (loss)	7	—	(1,000)	(993)	—	(993)

Total shareholders’ equity (deficit)	(326,982)	69,704	(631)	(257,909)	(75,138)	(333,047)

Total liabilities and shareholders’ equity (deficit)	$224,904	$82,127	$9,584	$316,615	$(74,507)	$242,108

Condensed Consolidating Cash Flow Statement

	For the Six Months Ended June 30, 2004
	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15,789)	$2,088	$878	$—	$(12,823)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,343)	(940)	(753)	—	(3,036)
Proceeds from the sale of property, plant and equipment, and other	—	4	—	—	4

Net cash used in investing activities	(1,343)	(936)	(753)	—	(3,032)

Cash flows from financing activities
Cash overdraft	966	(926)	—	—	40
Payments of principal under capital lease obligations	(657)	(115)	(27)	—	(799)
Payments of principal under senior credit facility	(171,182)	—	—	—	(171,182)
Proceeds from borrowings under senior credit facility	320,000	—	—	—	320,000
Debt issuance costs	(9,125)	—	—	—	(9,125)
Payment of preferred stock repurchase and preferred stock dividends	(139,000)	—	—	—	(139,000)
Preferred stock repurchase costs	(299)	—	—	—	(299)

Net cash provided by (used in) financing activities	703	(1,041)	(27)	—	(365)

Effect of cumulative translation adjustment	7	—	(4)	—	3

Net increase (decrease) in cash	(16,422)	111	94	—	(16,217)
Cash at beginning of year	34,222	176	2,238	—	36,636

Cash at end of period	$17,800	$287	$2,332	$—	$20,419

Condensed Consolidating Cash Flow Statement

	For the Six Months Ended June 30, 2005
	Borrower	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(25,066)	$1,812	$561	$—	$(22,693)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,943)	(1,396)	(253)	—	(5,592)
Proceeds from the sale of property, plant and equipment	1	33	38	—	72

Net cash used in investing activities	(3,942)	(1,363)	(215)	—	(5,520)

Cash flows from financing activities
Cash overdraft	1,907	(327)	—	—	1,580
Proceeds from borrowings under revolving loan facility	40,000	—	—	—	40,000
Payments of principal under revolving loan facility	(15,000)	—	—	—	(15,000)
Payments of principal under capital lease obligations	(683)	(114)	(93)	—	(890)
Payments of principal under senior credit facility	(6,250)	—	—	—	(6,250)
Debt issuance costs	(664)	—	—	—	(664)

Net cash provided by (used in) financing activities	19,310	(441)	(93)	—	18,776

Effect of cumulative translation adjustment	2	—	(33)	—	(31)

Net increase (decrease) in cash	(9,696)	8	220	—	(9,468)
Cash at beginning of year	27,177	46	597	—	27,820

Cash at end of year	$17,481	$54	$817	$—	$18,352

11. Commitments and Contingencies
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
Company Overview
     Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer, importer, and distributor of indoor and outdoor home decorative accessories. Types of home décor accessories offered by the Company include, but are not limited to, framed artwork and mirrors, scented candles, candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, tableware and table accessories (the “Products”). Many of the Products are manufactured exclusively for the Company by wholly-owned subsidiaries of the Company. During the first six months of 2005, approximately 42% of the dollar volume of Products purchased for the Direct Selling Channel, as defined below, were purchased from, and manufactured by the Company’s manufacturing subsidiaries. The Products not manufactured and supplied by the Company’s subsidiaries are purchased from numerous foreign and domestic suppliers. The Company distributes the Products through two channels. In the “direct selling” channel, the Company sells the Products directly to independent contractor sales representatives (“Decorating Consultants”) located in the United States, Mexico, Canada and Puerto Rico, who then resell the Products to customers (“Direct Selling Channel”). As of June 30, 2005, the Company had approximately 107,200 active Decorating Consultants within the Direct Selling Channel. In the second channel (the “Domistyle Channel”), the Company manufactures and/or distributes the Products to the Direct Selling Channel and to non-affiliated national retailers. The Company’s management evaluates the operational performance of the Company’s different channels of business based upon three reporting segments. Direct selling domestic and direct selling international are the two reporting segments used by management to evaluate the Direct Selling Channel, and management evaluates the Domistyle Channel separately.

     The Company has been located in the Dallas, Texas area since the Company’s inception in 1957. Currently, a majority of the Company’s outstanding common stock is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).
Direct Selling Channel Overview & Strategy
     The Direct Selling Channel of the Company’s business provides an opportunity for those individuals who desire to own and operate a home-based business. The Company’s management believes the Company provides such an opportunity by offering the Decorating Consultants a large and varied selection of Products in addition to a storehouse of educational materials. At any one time, the Company offers approximately 1,100 home décor accessory items for sale, including a specific line of products designed and marketed under the product collection name of “Better Homes & Gardens Collection®”. Products are continually being analyzed and updated to give the Decorating Consultants access to not only traditional favorites, but also the latest trends in home décor. In addition to the large number of Products offered, the Company has created a field environment in which Decorating Consultants have the opportunity to grow their own business through a direct financial and vested interest in the career development and growth of other Decorating Consultants that enter into the business. To support the Decorating Consultants’ career development, growth, and profitability, the Company provides educational materials that address various selling and recruiting techniques such as in-home decorating parties, personal decorating appointments, fundraising, brochure sales, and gift services, along with motivational materials and events. The educational materials have been developed over the Company’s 48-year history in the direct selling industry and represent the most successful and proven strategies of its Decorating Consultants.
     The Company’s current strategic initiatives for the Direct Selling Channel include (i) building a competitive edge over other home décor and direct selling organizations by leveraging the Company’s relationships with key product brand partners, such as Thomas Kinkade and Better Homes & Gardens among others, and (ii) focusing on what management believes to be the key drivers of growth within the direct sales business — sales productivity, recruiting productivity, and retention of the Decorating Consultant base.
     The Company is currently pursuing a number of initiatives to improve productivity, recruiting, and retention of our Decorating Consultants. The new Decorating Consultant career path and compensation program, introduced during the first quarter of 2005, has shown positive results with growth in the area of new recruits, the numbers of orders placed by new recruits, and field leadership promotions compared to the prior year six months ended June 30, 2004.
Domistyle Channel Overview & Strategy
     The Domistyle Channel of the Company’s business is comprised of the manufacturing and distribution of framed artwork and mirrors, scented candles, plaques, and various types of molded plastic products through the use of custom-designed equipment for the Company’s Direct Selling Channel and non-affiliated national retailers.
     In a continued effort to increase the profitability of the Domistyle Channel, management’s strategy is focused on leveraging the fixed component of the Products’ cost structure and maintaining a competitive edge with regard to quality, price, and fulfillment needs of national retailers.

Results of Operations
The three months ended June 30, 2005 compared to the three months ended June 30, 2004
     The following table summarizes the Company’s operating results with corresponding percentages of net sales, variance amounts, and the change in percentage of net sales:

	Three months ended June 30,					% of
	(Dollars in thousands)				Variance	Sales
	2004	%	2005	%	Amount	Change
Net sales	$132,875	100.0%	$126,584	100.0%	$(6,291)	0.0%
Cost of goods sold	61,235	46.1	61,245	48.4	10	2.3

Gross profit	71,640	53.9	65,339	51.6	(6,301)	(2.3)
Operating expenses:
Selling	27,023	20.3	27,496	21.7	473	1.4
Freight, warehouse and distribution	17,387	13.1	16,990	13.4	(397)	0.3
General and administrative	17,998	13.5	17,700	14.0	(298)	0.5
Other	2,460	1.9	997	0.8	(1,463)	(1.1)

Operating income	6,772	5.1	2,156	1.7	(4,616)	(3.4)
Other income (expense), net	(9,551)	(7.2)	(11,852)	(9.4)	(2,301)	(2.2)

Loss before income taxes	(2,779)	(2.1)	(9,696)	(7.7)	(6,917)	(5.6)
Income tax benefit	2,259	1.7	3,589	2.8	1,330	1.1

Loss from continuing operations	(520)	(0.4)	(6,107)	(4.8)	(5,587)	(4.4)
Discontinued operations loss, net	3,261	2.5	—	0.0	(3,261)	(2.5)

Net loss	$(3,781)	(2.8)%	$(6,107)	(4.8)%	$(2,326)	(2.0)%

     The Company’s operations are divided into three reporting segments: direct selling domestic, direct selling international, and Domistyle. The Company’s management evaluates the performance of its segments and allocates resources to them based on performance. These reportable segments are based on similarities in distribution channels and management oversight. The direct selling domestic segment includes direct sales by Decorating Consultants located within the United States, including Washington D.C. The direct selling international segment includes direct sales by Decorating Consultants located in Mexico, Canada, and Puerto Rico. The direct selling domestic and direct selling international operational segments are directly impacted by the number of Decorating Consultants the Company has selling its Products as well as the number of Product orders each Decorating Consultant places with the Company. The Domistyle operational segment manufactures and distributes framed artwork and mirrors, scented candles, plaques, and various types of molded plastic products through the use of custom-designed equipment for the Company’s Direct Selling Channel and for non-affiliated national retailers. The Domistyle operations are directly impacted by raw material costs and the ability to promote and market products to national retailers. The following table presents net sales to non-affiliates by segment along with other key Decorating Consultant data for the quarter ended June 30, 2005 compared to the same period in 2004. Intercompany sales to affiliates are eliminated in consolidation.

			Variance	Percentage
For the three months ended June 30,	2004	2005	Amount	Variance
Net Sales (dollars in thousands)
Direct Selling Domestic net sales to non-affiliates	$110,751	$100,381	$(10,370)	(9.4)%
Direct Selling International net sales to non-affiliates	16,122	18,659	2,537	15.7%
Domistyle net sale to non-affiliates	6,002	7,544	1,542	25.7%

Net sales	$132,875	$126,584	$(6,291)	(4.7)%

Other Key Domestic Data
Average number of active Decorating Consultants	71,697	80,591	8,894	12.4%
Number of orders shipped	222,742	238,809	16,067	7.2%
Number of orders per Decorating Consultant	3.11	2.96	(0.15)	(4.8)%
Average order size (actual dollars)	$497	$420	$(77)	(15.5)%

			Variance	Percentage
For the three months ended June 30,	2004	2005	Amount	Variance
Other Key International Data
Average number of active Decorating Consultants	23,222	25,907	2,685	11.6%
Number of orders shipped	59,907	64,442	4,535	7.6%
Number of orders per Decorating Consultant	2.58	2.49	(0.09)	(3.5)%
Average order size (actual dollars)	$269	$290	$21	7.8%
Net Sales
     Net sales decreased $6.3 million, or 4.7%, to $126.6 million in the three months ended June 30, 2005 compared with $132.9 million in the three months ended June 30, 2004. The decrease in net sales was directly attributed to the 9.4% decrease in the net sales to non-affiliates within the direct selling domestic segment of operations, partially offset by a 15.7% increase in the net sales to non-affiliates within the direct selling international segment of operations, and a 25.7% increase in the net sales to non-affiliates within the Domistyle segment of operations.
Net Sales — Direct Selling Domestic
     Direct selling domestic net sales to non-affiliates decreased $10.4 million, or 9.4% to $100.4 million in the three months ended June 30, 2005 from $110.8 million in the same period of 2004. The primary drivers of the decrease were a 4.8% decline in number of orders per Decorating Consultant, and a 15.5% decline in the average order size per Decorating Consultant.
     Even though the number of recruits and average number of active Decorating Consultants increased 65.6% and 12.4%, respectively, during the three months ended June 30, 2005 compared to the same period in 2004, the average productivity per Decorating Consultant declined. Management believes the decline in sales productivity of the Decorating Consultant base was due to a variety of factors, including macroeconomic conditions such as rising energy prices that had a compound negative impact of reducing the disposable income of the Decorating Consultants’ customer base and the Decorating Consultants’ and customers’ decreasing willingness to organize and attend parties, respectively. Additionally, the home furnishing sector has been down, as customers have directed disposable income elsewhere. Finally, new recruits are typically less productive than seasoned Decorating Consultants. In an effort to regain top line momentum, management is focusing on increasing the number of Decorating Consultants by continuing to promote the new career path and compensation program, focusing the Decorating Consultant base on sales productivity, mentoring new recruits to become productive, introducing new product lines and new selling and recruiting techniques, and providing motivational materials and events to the Decorating Consultants.
Net Sales — Direct Selling International
     Direct selling international net sales to non-affiliates increased $2.6 million, or 15.7%, to $18.7 million in the three months ended June 30, 2005 from $16.1 million in the three months ended June 30, 2004. Decorating Consultant selling and recruiting productivity remained strong in the direct selling international segment. The number of orders shipped increased 7.6% and the average order size increased 7.8% in the second quarter of 2005 compared to the same period in 2004. In addition, the average number of active international Decorating Consultants was 11.6% higher than in the second quarter of 2004. As of June 30, 2005 the average number of active Decorating Consultants was 22,828, 1,460, and 1,619 for Mexico, Canada, and Puerto Rico, respectively.
     Net sales in Mexico and Puerto Rico increased 15.2% and 50.6%, respectively, but were offset by a decrease of 7.0% in sales in Canada. Management’s focus on providing brochures that appeal specifically to the Hispanic market, and the new Decorating Consultant career path and compensation program have led to growth in both selling and recruiting productivity in the Puerto Rico market.
     Exchange rate fluctuations can also impact year-over-year comparisons. International direct sales are transacted in the local currency in Mexico and Canada. The following table compares net sales in the local currency in Mexico and Canada to the U.S. dollar equivalent net sales recorded at the year-to-date weighted-average exchange rate for the three months ended June 30, 2004 and 2005.

			Variance	Percentage
For the three months ended June 30,	2004	2005	Amount	Variance
Net Sales (in thousands)
Mexico direct net sales in Mexican pesos	142,661	158,229	15,568	10.9%
Mexico direct net sales in U.S. dollars	$12,500	$14,402	$1,902	15.2%

Canada direct net sales in Canadian dollars	2,717	2,355	(362)	(13.3)%
Canada direct net sales in U.S. dollars	$2,083	$1,937	$(146)	(7.0)%
Net Sales — Domistyle
     Net sales to non-affiliates for the three-month period increased $1.5 million, or 25.7%, to $7.5 million in 2005 as compared to $6.0 million in the comparable period of 2004. This increase was a result of the Company’s continued effort to gain product entry into the supply chain market of non-affiliated national retailers. In order to increase the profitability of the Domistyle segment, the Company ceased the last of the Company’s manufacturing operations in Mexico during the first quarter 2005. Management believes that in order to have continued growth of this portion of the segment, Domistyle must maintain a competitive edge with regard to quality, price, and fulfillment needs of national retailers.
Cost of Goods Sold
     Cost of goods sold was $61.2 million for the three months ended June 30, 2005 and 2004, but as a percentage of net sales cost of goods sold increased 2.3% to 48.4% from 46.1%. The primary cause of the 2.3% increase was a $2.5 million increase in the inventory reserve provision during the three months ended, June 30, 2005 as compared to the same period in 2004, related to reserve provisions for discontinued Product in the Direct Selling and Domistyle channels and an increase in the costs of Products purchased from and manufactured by the Company’s manufacturing affiliates. The increase in Product cost was a direct result of rising oil prices that are raising the prices of petroleum based commodities, such as wax and styrene, both of which are raw materials used in the production of the products that are manufactured by the Domistyle Channel and distributed to the Direct Selling Channel. The Company also experienced similar Product costs increases from the Company’s non-affiliated overseas and domestic suppliers.
Gross Profit
     Gross profit decreased $6.3 million, or 8.8%, to $65.3 million in the three months ended June 30, 2005 from $71.6 million in the three months ended June 30, 2004. The primary reasons for the decrease in gross profit were the $6.3 million net sales decline primarily resulting from the 9.4% decline in the direct selling domestic segment, the $2.5 million increase in the inventory reserve provision as discussed in the cost of goods sold section above, and a shift in buying behavior of Decorating Consultants towards the purchase of discontinued Products which comprised approximately 11.0% of domestic sales in the second quarter of 2005 as compared to approximately 5.0% in the second quarter of 2004 and approximately 9.0% in the first quarter of 2005. Domestic Product margins on discontinued Products improved approximately twenty-five percentage points over the first quarter of 2005 and approximately six percentage points compared to the second quarter of 2004 as the Company changed its merchandising strategy for discontinued Product during the second quarter of 2005.
Operating Expenses
Selling Expense
     Selling expense increased $0.5 million, or 1.8%, to $27.5 million in the three months ended June 30, 2005 from $27.0 million in the comparable period of 2004. As a percentage of net sales, selling expense increased to 21.7% for the three-month period ended June 30, 2005 from 20.3% in the comparable period of 2004. Selling expense was comprised primarily of Decorating Consultant royalties and bonuses, sales promotions and sales event expenses, personnel costs, and product licensing royalties. Decorating Consultant royalties and bonuses decreased $0.8 million, or 4.6% in 2005 as compared to 2004 due to the decline in net sales in the direct selling domestic segment. Sales promotions decreased $2.1 million and sales event expenses increased $3.0 million in the second quarter of

2005 as compared to 2004 due to the timing of sales promotions and incentive trips, and a change in the methodology for accounting for the Company’s annual Seminar, which was accounted for as a period cost in the second quarter 2005. Personnel costs remained relatively flat in the comparable periods.
Freight, Warehouse and Distribution Expense
     Freight, warehouse, and distribution expense decreased $0.4 million, or 2.3% to $17.0 million in the three months ended June 30, 2005 from $17.4 million in the three months ended June 30, 2004. As a percentage of net sales, freight, warehouse and distribution expense increased 0.3%. Freight, warehouse and distribution expense was comprised primarily of personnel costs, facilities costs, and freight expense. Personnel and facilities costs remained relatively flat in the second quarter of 2005 as compared to 2004. Freight expense decreased $0.4 million, or 4.2% in the three months ended June 30, 2005 compared to the same period in 2004 due to the decline in net sales. As a percentage of net sales, freight expense remained flat in the second quarter.
General and Administrative Expense
     General and administrative expense decreased $0.3 million, or 1.7%, to $17.7 million in the three months ended June 30, 2005 from $18.0 million in the three months ended June 30, 2004. General and administrative expense was comprised primarily of personnel costs, professional fees, corporate facilities costs, depreciation expense, contract services, insurance, other operating expenses, and corporate organizational realignment costs. Personnel costs decreased $2.2 million in the second quarter of 2005 as compared to 2004 primarily due to severance costs related to both the shut down and consolidation of the Company’s glass and metals Mexico manufacturing operations and the corporate organizational realignment that occurred in the second quarter of 2004, and to cost savings initiatives implemented by the Company in the second quarter of 2005. This was partially offset by increased expenses related to new strategic initiatives implemented by the Company in 2005.
     Included in cost of goods sold, selling, and general and administrative expenses are certain non-recurring costs related to corporate organizational realignment expenses, shut down costs related to the Company’s Mexico manufacturing facilities, product recall costs, and strategic planning consulting expenses. These costs were approximately $3.2 million and $7.4 million for the three months ended June 30, 2005 and 2004 respectively. In addition, excluding the impact of the non-recurring costs related to corporate organizational realignment expenses and shut down costs related to the Company’s Mexico manufacturing facilities, general and administrative expense decreased approximately $1.1 million in the second quarter of 2005 as compared to the first quarter of 2005.
Other operating expenses
     Other operating expenses include loss (gain) on disposition of assets, stock option expense and loss on debt refinancing decreased $1.5 million, or 59.5%, to $1.0 million in the three months ended June 30, 2005 from $2.5 million in the three months ended June 30, 2004. The decrease in other operating expenses of $1.5 million was due to the impairment of fixed assets and loss on asset sales of $1.5 million incurred in the second quarter of 2004 related to the shut down and consolidation of the Company’s glass and metals manufacturing operations in Mexico.
Other Income (Expense)
     Other income (expense) increased $2.3 million, or 24.1%, to $11.9 million net other expense in the three months ended June 30, 2005 from $9.6 million net other expense in the three months ended June 30, 2004. Other income (expense) was comprised primarily of interest income, interest expense, unrealized gain or loss on derivatives, and exchange rate gain or loss. Interest income increased slightly in 2005 due to increased interest rates. Interest expense increased $2.9 million, or 32.0%, to $12.1 million in the three months ended June 30, 2005 from $9.2 million in the three months ended June 30, 2004. The increase was a result of higher debt balances related to revolver borrowings million during the second quarter of 2005 and higher interest rates. In the second quarter of 2005, the Company recorded a $1.0 million unrealized loss on derivatives related to the interest rate swap agreements entered into in 2004 as required by the Company’s senior credit facility as compared to a $0.1 million unrealized gain in 2004. The Company recognized a $0.8 million transactional foreign exchange rate gain in the second quarter of 2005 compared to a $0.6 million transactional foreign exchange rate loss in the second quarter of 2004 due to favorable exchange rates in Mexico.

Income Tax Provision
     The Company recognized a tax benefit of $3.6 million in the three months ended June 30, 2005 as compared to a tax benefit of $2.3 million in the comparable period of 2004. Due to the favorable benefit in 2004 associated with ceasing manufacturing operations in Mexico, income tax benefit as a percentage of income before income taxes was 37.0% in the three months ended June 30, 2005 as compared to income tax benefit as a percentage of income before income taxes of 81.3% in the three months ended June 30, 2004.
Discontinued Operations
     On April 28, 2004, the Company discontinued the ceramics products manufacturing operations in the Company’s Mexico manufacturing facility. The operations and cash flows of the ceramics manufacturing operations have been eliminated from the Company’s ongoing operations and have been classified as discontinued operations. Discontinued operations loss was $3.3 million in the three months ended June 30, 2004. The shutdown was completed in 2004 and there were no discontinued operations losses recorded in 2005.
The six months ended June 30, 2005 compared to the six months ended June 30, 2004
     The following table summarizes the Company’s operating results with corresponding percentages of net sales, variance amounts, and the change in percentage of net sales:

	Six months ended June 30,					% of
	(Dollars in thousands)				Variance	Sales
	2004	%	2005	%	Amount	Change
Net sales	$263,791	100.0%	$250,772	100.0%	$(13,019)	0.0%
Cost of goods sold	119,804	45.4	120,455	48.0	651	2.6

Gross profit	143,987	54.6	130,317	52.0	(13,670)	(2.6)
Operating expenses:
Selling	53,864	20.4	52,862	21.1	(1,002)	0.7
Freight, warehouse and distribution	34,408	13.0	34,385	13.7	(23)	0.7
General and administrative	35,678	13.5	33,958	13.5	(1,720)	0.0
Other	4,520	1.7	1,991	0.8	(2,529)	(0.9)

Operating income	15,517	5.9	7,121	2.8	(8,396)	(3.1)
Other income (expense), net	(16,408)	(6.2)	(20,801)	(8.3)	(4,393)	(2.1)

Loss before income taxes	(891)	(0.3)	(13,680)	(5.5)	(12,789)	(5.2)
Income tax benefit	1,716	0.7	9,346	3.7	7,630	3.0

Income (loss) from continuing operations	825	0.3	(4,334)	(1.7)	(5,159)	(2.0)
Discontinued operations loss, net	3,708	1.4	—	0.0	(3,708)	(1.4)

Net loss	$(2,883)	(1.1)%	$(4,334)	(1.7)%	$(1,451)	(0.6)%

     The following table presents net sales to non-affiliates by segment along with other key Decorating Consultant data for the six months ended June 30, 2005 compared to the same period in 2004. Intercompany sales to affiliates are eliminated in consolidation.

			Variance	Percentage
For the six months ended June 30,	2004	2005	Amount	Variance
Net Sales (dollars in thousands)
Direct Selling Domestic net sales to non-affiliates	$219,280	$200,359	$(18,921)	(8.6)%
Direct Selling International net sales to non-affiliates	30,382	34,056	3,674	12.1%
Domistyle net sales to non-affiliates	14,129	16,357	2,228	15.8%

Net sales	$263,791	$250,772	$(13,019)	(4.9)%

Other Key Domestic Data
Average number of active Decorating Consultants	71,411	76,535	5,124	7.2%
Number of orders shipped	466,474	473,929	7,455	1.6%

			Variance	Percentage
For the six months ended June 30,	2004	2005	Amount	Variance
Number of orders per Decorating Consultant	6.53	6.19	(0.34)	(5.2)%
Average order size (actual dollars)	$470	$423	$(47)	(10.0)%
Other Key International Data
Average number of active Decorating Consultants	24,646	27,364	2,718	11.0%
Number of orders shipped	112,471	121,013	8,542	7.6%
Number of orders per Decorating Consultant	4.56	4.42	(0.14)	(3.1)%
Average order size (actual dollars)	$270	$281	$11	4.1%
Net Sales
     Net sales decreased $13.0 million, or 4.9%, to $250.8 million in the six months ended June 30, 2005 compared with $263.8 million in the six months ended June 30, 2004. The decrease in net sales was directly attributed to the 8.6% decrease in the net sales to non-affiliates within the direct selling domestic segment of operations, partially offset by a 12.1% increase in the net sales to non-affiliates within the direct selling international segment of operations, and a 15.8% increase in the net sales to non-affiliates within the Domistyle segment of operations.
Net Sales — Direct Selling Domestic
     Direct selling domestic net sales to non-affiliates decreased $18.9 million, or 8.6% to $200.4 million in the six months ended June 30, 2005 from $219.3 million in the same period of 2004. The primary drivers of the decrease were a 5.2% decline in number of orders per Decorating Consultant, and a 10.0% decline in the average order size per Decorating Consultant.
     Even though the number of recruits and average number of active Decorating Consultants increased 68.1% and 7.2%, respectively, during the six months ended June 30, 2005 as compared to the same period in 2004, the average productivity per Decorating Consultant declined. Management believes the decline in sales productivity of the Decorating Consultant base was primarily due to macroeconomic conditions such as rising energy prices that had a compound negative impact of reducing the disposable income of the Decorating Consultants’ customer base and the Decorating Consultants’ and customers’ decreasing willingness to organize and attend parties, respectively. Additionally, the home furnishing sector has been down, as customers have directed disposable income elsewhere. Finally, new recruits are typically less productive than seasoned Decorating Consultants. In an effort to regain top line momentum, management is focusing on increasing the number of Decorating Consultants by continuing to promote the new career path and compensation program, focusing the Decorating Consultant base on sales productivity, mentoring new recruits to become productive, introducing new product lines and new selling and recruiting techniques, and providing motivational materials and events to the Decorating Consultants.
Net Sales — Direct Selling International
     Direct selling international net sales to non-affiliates increased $3.7 million, or 12.1%, to $34.1 million in the six months ended June 30, 2005 from $30.4 million in the six months ended June 30, 2004. Decorating Consultant selling and recruiting productivity remained strong in the direct selling international segment. The number of orders shipped increased 7.6% and the average order size increased 4.1% in 2005 compared to the same period in 2004. The average number of active international Decorating Consultants was 11.0% higher than in 2004. As of June 30, 2005 the average number of active Decorating Consultants was 24,464, 1,445, and 1,455 for Mexico, Canada, and Puerto Rico, respectively.
     Net sales in Mexico and Puerto Rico increased 10.8% and 52.9%, respectively, but were offset by a decrease of 10.9% in net sales in Canada. Management’s focus on providing brochures that appeal specifically to the Hispanic market, and the new Decorating Consultant career path and compensation program, have led to growth in both selling and recruiting productivity in the Puerto Rico market.
     Exchange rate fluctuations can also impact year-over-year comparisons. International direct sales are transacted in the local currency in Mexico and Canada. The following table compares net sales in the local currency in Mexico and Canada to the U.S. dollar equivalent net sales recorded at the year-to-date weighted-average exchange rate for the six months ended June 30, 2004 and 2005.

			Variance	Percentage
For the six months ended June 30,	2004	2005	Amount	Variance
Net Sales (in thousands)
Mexico direct net sales in Mexican pesos	262,524	285,833	23,309	8.9%
Mexico direct net sales in U.S. dollars	$23,284	$25,797	$2,513	10.8%

Canada direct net sales in Canadian dollars	5,277	4,363	(914)	(17.3)%
Canada direct net sales in U.S. dollars	$4,072	$3,630	$(442)	(10.9)%
Net Sales — Domistyle
     Net sales to non-affiliates for the six-month period increased $2.3 million, or 15.8%, to $16.4 million in 2005 as compared to $14.1 million in the comparable period of 2004. Included in the 2004 net sales to non-affiliates was $0.7 million in net sales from the Company’s manufacturing operations in Mexico as compared to $0.2 million in 2005. In a continued effort to increase the profitability of the Domistyle segment, the Company ceased the last of the Company’s manufacturing operations in Mexico during the first quarter 2005. Excluding prior year Mexico net sales, net sales for the remaining operations increased $2.8 million, or 20.9% for the comparable periods. This increase was a result of the Company’s continued effort to gain product entry into the supply chain market of non-affiliated national retailers. Management believes that in order to have continued growth of this portion of the segment, Domistyle must maintain a competitive edge with regard to quality, price, and fulfillment needs of national retailers.
Cost of Goods Sold
     Cost of goods sold increased $0.7 million or 0.5% to $120.5 million for the six months ended June 30, 2005 from $119.8 million for the six months ended June 30, 2004, but as a percentage of net sales cost of goods sold increased 2.6% to 48.0% from 45.4%. The primary cause of the 2.6% increase was an increase in the costs of Products purchased from and manufactured by the Company’s manufacturing affiliates and a $0.4 million increase in the inventory reserve provision in 2005 as compared to 2004. The increase in Product cost was a direct result of rising oil prices that are raising the prices of petroleum based commodities, such as wax and styrene, both of which are raw materials used in the production of the products that are manufactured by the Domistyle Channel and distributed to the Direct Selling Channel. The Company also experienced similar Product costs increases from the Company’s non-affiliated overseas and domestic suppliers. The increase in inventory reserve provision related to discontinued Product in the Direct Selling and Domistyle channels, partially offset by the sell-through of Product reserved for in the prior year.
Gross Profit
     Gross profit decreased $13.7 million, or 9.5%, to $130.3 million in the six months ended June 30, 2005 from $144.0 million in the six months ended June 30, 2004. The primary reasons for the decrease in gross profit were the $13.0 million net sales decline primarily resulting from the 8.6% decline in the direct selling domestic segment, the $0.4 million increase in the inventory reserve provision as discussed in the cost of goods sold section above, and a shift in buying behavior of Decorating Consultants towards the purchase of discontinued Products which made up 9.0% of sales in 2005 as compared to 7.0% of sales in 2004.
Operating Expenses
Selling Expense
     Selling expense decreased $1.0 million, or 1.9%, to $52.9 million in the six months ended June 30, 2005 from $53.9 million in the comparable period of 2004. As a percentage of net sales, selling expense increased to 21.1% for the six-month period ended June 30, 2005 from 20.4% in the comparable period of 2004. Selling expense was comprised primarily of Decorating Consultant royalties and bonuses, sales promotions and sales event expenses, personnel costs, and product licensing royalties. Decorating Consultant royalties and bonuses decreased $0.3 million, or 0.9% in 2005 as compared to 2004 due to the decline in net sales in the direct selling domestic segment. As a percentage of net sales, Decorating Consultant royalties and bonuses increased 0.5% due to the new Decorating Consultant career path and compensation program. Sales promotions decreased $2.8 million and sales event expenses increased $1.8 million in 2005 as compared to 2004 due to the timing of sales promotions and incentive trips, and a change in the methodology for accounting for the Company’s annual Seminar which was accounted for as a period cost in the second quarter 2005. Personnel costs remained relatively flat in the comparable periods. Product licensing royalties increased $0.4 million in the 2005 as compared to 2004 due to a new product licensing agreement with regard to candle technology, and amendments to existing product licensing agreements.
Freight, Warehouse and Distribution Expense
     Freight, warehouse, and distribution expense remained flat at $34.4 million in 2005 and 2004. As a percentage of net sales, freight, warehouse and distribution expense increased 0.7%. Freight, warehouse and distribution expense was comprised primarily of personnel costs, facilities costs, and freight expense. Personnel and facilities costs remained relatively flat for the six-month period ended in 2005 as compared to 2004. Freight expense declined $0.1 million in 2005 as compared to 2004, but as a percentage of net sales, increased 0.3% due to the decline in net sales, decrease in average order size, and rising fuel costs.
General and Administrative Expense
     General and administrative expense decreased $1.7 million, or 4.8%, to $34.0 million for the six months ended June 30, 2005 from $35.7 million for the six months ended June 30, 2004. General and administrative expense was comprised primarily of personnel costs, professional fees, corporate facilities costs, depreciation expense, contract services, insurance, and other operating expenses, and corporate organizational realignment costs. Personnel costs decreased $2.2 million in 2005 as compared to 2004 primarily due to severance costs related to both the shut down and consolidation of the Company’s glass and metals Mexico manufacturing operations and corporate organizational realignment that occurred in the second quarter of 2004, and to cost savings initiatives implemented by the Company in the second quarter of 2005. This was partially offset by increased expenses related to new strategic initiatives implemented by the Company in 2005.
     Included in cost of goods sold, selling, and general and administrative expenses are certain non-recurring costs related to corporate organizational realignment expenses, shut down costs related to the Company’s Mexico manufacturing facilities, product recall costs, and strategic planning consulting expenses. These costs were approximately $3.8 million and $9.0 million for the six months ended June 30, 2005 and 2004, respectively.
Other operating expenses
     Other operating expenses include loss (gain) on disposition of assets, stock option expense and loss on debt refinancing decreased $2.5 million, or 56.0%, to $2.0 million in the six months ended June 30, 2005 from $4.5 million in the six months ended June 30, 2004. The decrease in other operating expenses of $2.5 million was due to the impairment of fixed assets and loss on asset sales of $1.5 million incurred in the second quarter of 2004 related to the shut down and consolidation of the Company’s glass and metals manufacturing operations in Mexico, and the loss on debt restructuring of $1.1 million incurred in the first quarter of 2004 related to the refinancing of the Company’s senior credit facility. Stock option expense remained flat at $2.0 million in 2005 and 2004.
Other Income (Expense)
     Other income (expense) increased $4.4 million, or 26.8%, to $20.8 million net other expense in the six months ended June 30, 2005 from $16.4 million net other expense in the six months ended June 30, 2004. Other income (expense) was comprised primarily of interest income, interest expense, unrealized gain on derivatives, and exchange rate gain or loss. Interest income increased slightly in 2005 due to increased interest rates. Interest expense increased $6.6 million, or 40.6%, to $22.8 million in the six months ended June 30, 2005 from $16.2 million in the six months ended June 30, 2004. The increase was a result of higher debt balances related to revolver borrowings during the second quarter of 2005 and higher interest rates. In 2005, the Company recorded a $0.4 million unrealized gain on derivatives related to the interest rate swap agreements entered into in 2004 as required by the Company’s senior credit facility as compared to a $0.1 million unrealized gain in 2004. The Company recognized a $0.8 million foreign transaction exchange rate gain in the 2005 compared to a $0.8 million foreign transaction exchange rate loss in the comparable period of 2004 due to favorable exchange rates in Mexico.
Income Tax Provision
     The Company recognized a tax benefit of $9.3 million in the six months ended June 30, 2005 as compared to a tax benefit of $1.7 million in the comparable period of 2004. Due to the favorable benefit associated with ceasing manufacturing operations in Mexico, income tax benefit as a percentage of income before income taxes was 68.3% in the six months ended June 30, 2005 as compared to income tax benefit as a percentage of income before income taxes of 192.6% in the six months ended June 30, 2004.
Discontinued Operations
     On April 28, 2004, the Company discontinued the ceramics products manufacturing operations in the Company’s Mexico manufacturing facility. The operations and cash flows of the ceramics manufacturing operations have been eliminated from the Company’s ongoing operations and have been classified as discontinued operations. Discontinued operations loss was $3.7 million in the six months ended June 30, 2004. The shutdown was completed in 2004 and there were no discontinued operations losses recorded in 2005.
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
     As of June 30, 2005, the Company held $18.4 million in cash. The Company principally uses cash from operations to fund operating expenses, such as Decorating Consultant royalties, product licensing royalties, inventory purchases, and warehouse, freight and distribution costs.
     For the six months ended June 30, 2005, the Company’s cash decreased $9.5 million to $18.4 million from $27.8 million as of December 31, 2004. The decrease resulted from $22.7 million of net cash used by operating activities and $5.5 million of net cash used by investing activities, offset by net cash provided by financing activities of $18.8 million.
     Net cash of $22.7 million used by operating activities consisted of $7.3 million provided by net income, as adjusted for non-cash items, and $30.0 million used by working capital. The net decrease in cash was primarily due to lower than anticipated sales volume combined with second quarter lower sales volume seasonality and increased working capital requirements. The Company expects to continue to fund operations and working capital requirements through cash flows from operating activities and revolving loans under the Company’s senior credit facility.

     Net cash of $5.5 million used by investing activities during the six months ended June 30, 2005, consisted of capital expenditures for property, plant, and equipment related to upgrades for information technology and equipment to improve efficiencies in order fulfillment and manufacturing operations.
     In March 2004, the Company secured a senior credit facility, which provided a seven-year term loan facility of up to $320.0 million (the “Term Loans”), and a $50.0 million five-year revolving credit facility (the “Revolving Loans”), of which $20.0 million may be used for letters of credit. As of June 30, 2005, there were $306.3 million of Term Loans outstanding along with $4.0 million in letters of credit and $25.0 million in outstanding Revolving Loans. The term loan facility matures on March 31, 2011 and the revolving loan facility matures on March 31, 2009 provided that, in the event that the senior subordinated notes are not refinanced in whole on or prior to December 1, 2007 through the issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering, then all Term Loans outstanding will be due and payable, and the revolving credit facility will terminate on that date. The senior credit facility may be used for general corporate purposes and seasonal working capital needs. The senior credit facility, among other provisions, includes significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers, acquisitions or consolidations, make investments and pay dividends. In addition, under the senior credit facility, the Company is required to comply with specified financial ratios and tests, including a consolidated interest coverage ratio, consolidated leverage ratio, and maximum capital expenditures as defined per the senior credit facility agreement.
     The Term Loans under the senior credit facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The alternate base rate is the higher of the prime rate of JPMorgan Chase Bank, the base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. The interest rates on Term Loan borrowings outstanding under the senior credit facility were based on LIBOR as of March 31, 2005. As of June 30, 2005, Term Loan borrowings outstanding totaled $306.3 million with an interest rate of 8.38%. For the Revolving Loans, the applicable LIBOR margin and alternate base rate margin are subject to adjustments, upwards or downwards after December 31, 2004, based upon the leverage ratio as defined by the senior credit agreement. As of June 30, 2005, Revolving Loan borrowings outstanding totaled $25.0 million at an alternate base rate of 9.25%.
     In June 1998, the Company issued $200.0 million aggregate principal amount of 10 1/8% senior subordinated notes. As of June 30, 2005, the Company had a total of $149.1 million in principal outstanding. Such senior subordinated notes contain, among other provisions, restrictions on, among other things, the ability of the Company to incur debt, make restricted payments, create liens, sell assets, engage in mergers, acquisitions or consolidations, and enter into transactions with affiliates. At June 30, 2005, the Company was in compliance with such provisions. Interest payments commenced in December 1998 and continue semi-annually until the senior subordinated notes mature in 2008.
     Payments on the senior subordinated notes and the senior credit facility represent significant cash requirements for the Company. The Company has the option to redeem the senior subordinated notes in whole or in part at any time. The Term Loans under the senior credit facility require quarterly interest and principal payments. During the six months ended June 30, 2005, the Company paid a total of $26.2 million in debt service, consisting of principal payments under the senior credit facility of approximately $6.3 million, interest and commitment fees under the senior credit facility of approximately $12.4 million, and $7.5 million in interest on the senior subordinated notes.
     In order to fund the working capital requirements during the six months ended June 30, 2005, the Company borrowed $40.0 million of Revolving Loans at the Alternate Base Rate of which $25.0 million remains outstanding at June 30, 2005. Interest paid related to Revolving Loans totaled $0.1 million for the period ending June 30, 2005.
     On June 30, 2005, the Company entered into an amendment and waiver (the “Second Amendment”), to the Company’s senior credit facility. The Second Amendment waives compliance by the Company with the consolidated leverage ratio and consolidated interest coverage ratio from June 30, 2005 to (but not including) September 30, 2005. The Second Amendment also, among other things, (i) limits the availability of revolving extensions of credit under the senior credit facility to $45 million at any time outstanding, (ii) imposes an additional condition precedent to each extension of credit under the revolving portion of the senior credit facility pertaining to the amount of available cash on hand and the use of the proceeds of such extension of credit, (iii) revises the information deliveries covenant to require, among other things, weekly reports regarding cash flow forecasts, liquidity, sales, accounts receivable, accounts payable and inventory and (iv) suspends payment of fees in cash under the Company’s financial advisory and monitoring and oversight agreements with Hicks Muse during the waiver period discussed above and under periods of default under the senior credit facility.
     As of June 30, 2005, the Company was in compliance with the requirements set forth in the credit agreement under the senior credit facility, as amended, and the indenture with respect to the senior subordinated notes. As a result of declining sales and increasing Product and inbound freight costs, it is probable that as of September 30, 2005, the Company will not be able to comply with the consolidated interest coverage ratio and the consolidated leverage ratio set forth in the senior credit facility.
     A breach of these financial covenants in the senior credit facility would result in a default. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit under the Revolving Loans. Acceleration of the amounts outstanding under the senior credit facility would result in an event of default under the indenture governing the Company’s senior subordinated notes, which could result in the principal amount outstanding under the senior subordinated notes becoming due and payable immediately. In that event, the Company would not have sufficient liquidity to make the payments required under the senior credit facility and the senior subordinated notes and for working capital purposes.
     The Company intends to commence discussions with its agent bank to obtain amendments to the senior credit facility that would modify or waive the financial covenants that could be at issue on September 30, 2005. However, there can be no assurance that the Company’s lenders will agree to any modifications or waivers under the senior credit facility. As a result, the Term Loans outstanding of $306.3 million and the Revolving Loans outstanding of $25.0 million were classified as a current liability on the June 30, 2005 consolidated balance sheet.
Off-Balance Sheet Arrangements
     At June 30, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships.
Market Sensitive Instruments and Risk Management
     The Company’s Products are sold in Mexico and Canada thereby subjecting the Company to financial market risk due to fluctuating foreign currency exchange rates. Historically, due to a stable foreign exchange rate and due to the fact that these operations have not been significant, the risk has been minor. However, as the Company’s international operations become significant to the Company as a whole, changes in foreign currency exchange rates could have a material effect on the Company in the future. The Company has not entered into any hedging instruments related to foreign currency risk. The following table represents, by country, the low and high currency exchange rates to the United States dollar, for the three months ended June 30, 2005:

Country	Currency	Low	High
Canada	Dollar	$0.7851	$0.8286
Mexico	Peso	$0.0885	$0.0931
     As a result of the interest pricing mechanism associated with the senior credit facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company’s desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. During the second quarter of 2004, the Company finalized a series of interest rate swap agreements with a trade date of May 5, 2004 and a start date of September 30, 2004, to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under the trade agreement the Company pays on a quarterly basis a fixed interest rate per quarter ranging from 1.91% to 5.18%. The agreement has a $100.0 million notional amount of indebtedness. The Company receives a variable rate of interest under the swaps based on the three-month LIBOR, excluding the margin paid under the credit facility on a quarterly basis. The Company recognized an unrealized gain of approximately $0.4 million in the consolidated statement of operations and comprehensive income for the six months ended June 30, 2005, related to the interest rate swap agreement. The last interest rate swap in the series of interest rate swap agreements expires on September 28, 2007. The Company does not use derivative instruments for trading or speculative purposes.
     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates, based upon existing terms and does not take into account the impact of the interest rate swap agreements mentioned above, nor the impact of the current liability classification on the June 30, 2005 consolidated balance sheet for the outstanding Term Loans and Revolving Loans. The interest rates are estimated based on actual and implied forward rates using a yield as of June 30, 2005. The Notes are at a fixed rate of 10.125% and will mature in 2008.

	Expected Maturity Date
	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
LIBOR Variable Rate Debt	$7,500	$15,000	$283,750	—	$306,250	$280,219
Average Interest Rate	8.62%	9.25%	9.46%	—	—	—
ABR Variable Rate Debt	$0	$0	$25,000	—	$25,000	$22,500
Average Interest Rate	9.60%	10.06%	10.13%	—	—	—
Fixed-Rate Debt	—	—	—	$149,100	$149,100	$96,915
Interest Rate	—	—	—	10.125%	—	—
Inflation
     Although the Company’s operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company’s operations during the three and six months ended June 30, 2005.
Recently Issued Statements and Adoption of Financial Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces ABP Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 154.
     In December 2004, FASB issued Staff Position Statement No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP FAS 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the American Jobs Creation Act for purposes of applying SFAS No. 109, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company may elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated during 2005. The Company adopted FSP FAS 109-2 and there was not a financial accounting impact associated with its adoption.
     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment of ABP Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets that do no have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS

No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 and there was not a financial accounting impact associated with its adoption.
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
ITEM 4. CONTROLS AND PROCEDURES
     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.
     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 5. OTHER INFORMATION
     On August 10, 2005, the Company entered into an employment and non-competition agreement with Eugenia B. Price, effective as of August 10, 2005, (the “Employment Agreement”), the Company’s Senior Vice President, Sales and Marketing.
     The initial term of the Employment Agreement continues until December 31, 2005 and Ms. Price’s employment will be extended for successive one-year terms unless either party gives 120-day advance notice not to extend employment.
     The Employment Agreement provides (i) for an initial base salary of $300,000 (subject to increases as determined by the board of directors), (ii) eligibility to receive a bonus under the Company’s Key Employee Bonus Plan applicable to senior executives in an amount up to 60% of Ms. Price’s annual base salary, promptly following delivery to the board of directors of audited financial statements of the Company for the fiscal year for which the annual bonus is earned or awarded and (iii) for fiscal year ending December 31, 2005 only, if she does not receive an annual bonus, eligibility to receive a discretionary annual bonus of up to 10% of her base salary, as determined by the Company’s chief executive officer, based upon the achievement of certain objective and/or subjective goals. In addition, Ms. Price is entitled to (i) participate in all incentive, savings, retirement and healthcare plans, (ii) reimbursement for all reasonable employment expenses incurred on behalf of the Company and in performance of her duties and (iii) lease of a vehicle with such monthly lease, fuel, maintenance and insurance costs as are reasonable and customary for other similarly situated executives of the Company.
     In the event Ms. Price’s employment is terminated other than for Cause, her Employment Agreement is not renewed or in the event Ms. Price resigns for Good Reason (as such terms are defined in the Employment Agreement), Ms. Price is entitled to a lump sum payment in cash of (i) her accrued and unpaid salary and bonus through the date of termination, (ii) any amount arising from her participation in any investment plans, payable in accordance with the terms of such investment plans and (iii) severance pay equal to 12 months of her then effective base salary.
     If Ms. Price’s employment is terminated by the Company for Cause or by Ms. Price other than for Good Reason, or if Ms. Price’s employment is terminated by reason of her death or disability, the Company shall have no further payment obligations other than for payment of any accrued and unpaid salary, benefits under investment plans and any accrued bonus.
     Following a Change of Control, if Ms. Price’s employment (i) is terminated other than for Cause or other than in connection with her death or disability, (ii) her Employment Agreement is not renewed or (iii) in the event Ms. Price resigns for Good Reason (as such terms are defined in the Employment Agreement), Ms. Price is entitled to (a) all accrued benefits, (b) a severance payment equal to 18 months of her then effective base salary, (c) her accrued bonus, payable at such time as such annual bonus otherwise would be payable and (d) for a period of 12 months following her termination, payment of all medical, dental and vision insurance costs for Ms. Price and her family.
     The Employment Agreement provides for a one-year non-competition and non-solicitation requirement after Ms. Price’s employment with the Company is terminated.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
10.1*	Employment and Non-Competition Agreement, dated as of August 10, 2005 between Home Interiors & Gifts, Inc., a Texas corporation and Eugenia B. Price.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.

By:	/s/ KEITH S. KRZEMINSKI

Keith S. Krzeminski
Senior Vice President of Finance and
Chief Financial Officer
(principal financial and accounting officer)
Date: August 12, 2005

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1*	Employment and Non-Competition Agreement, dated as of August 10, 2005 between Home Interiors & Gifts, Inc., a Texas corporation and Eugenia B. Price.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.