Form 10-Q
period 2005-09-30
HOME INTERIORS & GIFTS INC
filed 2005-11-14
CIK 1067541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 14, 2005, 15,240,218 shares of the Company’s common stock, par value $0.10 per share, were outstanding.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.
HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and September 30, 2005

		(Unaudited)
	December 31,	September 30,
	2004	2005
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash	$27,820	$27,251
Accounts receivable, net	19,534	25,634
Inventories, net	71,801	83,698
Deferred income tax asset	6,111	2,746
Other current assets	12,054	12,673

Total current assets	137,320	152,002
Property, plant and equipment, net	66,466	62,823
Debt issuance costs, net	10,593	8,701
Goodwill	13,703	13,969
Other assets, net	1,186	1,124

Total assets	$229,268	$238,619

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Book overdraft	$4,838	$4,699
Accounts payable	26,156	30,346
Accrued seminars and incentive awards	9,732	11,357
Royalties payable to decorating consultants	5,416	5,890
Accrued compensation	2,448	2,769
Income taxes payable	15,273	646
Current deferred tax liability	—	709
Current maturity of related party note payable.	687	687
Current maturities of long-term debt and capital lease obligations	15,550	329,388
Other current liabilities	20,092	27,527

Total current liabilities	100,192	414,018
Long-term debt and capital lease obligations, net of current maturities	450,325	150,158
Deferred income tax liability	2,812	1,862
Other liabilities	6,611	5,349

Total liabilities	559,940	571,387

Commitments and contingencies (Note 12)
Shareholders’ deficit:
Common stock, par value $0.10 per share, 75,000,000 shares authorized, 15,240,218 shares issued and outstanding	1,524	1,524
Additional paid-in capital	144,061	146,170
Accumulated deficit	(475,295)	(479,471)
Accumulated other comprehensive loss	(962)	(991)

Total shareholders’ deficit	(330,672)	(332,768)

Total liabilities and shareholders’ deficit	$229,268	$238,619

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2004 and 2005
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net sales	$123,675	$118,410	$387,466	$369,182
Cost of goods sold	60,738	61,545	180,542	182,000

Gross profit	62,937	56,865	206,924	187,182

Selling, general and administrative:
Selling	22,104	22,632	75,968	75,494
Freight, warehouse and distribution	17,649	16,016	52,057	50,401
General and administrative	13,805	14,986	49,483	48,944
Loss on the disposition of assets	47	248	1,564	249
Stock option expense	1,244	119	3,176	2,109
Loss on debt refinancing	—	—	1,071	—

Total selling, general and administrative	54,849	54,001	183,319	177,197

Operating income	8,088	2,864	23,605	9,985
Other income (expense):
Interest income	51	203	210	472
Interest expense	(9,215)	(12,143)	(25,402)	(34,897)
Other income (expense), net	(1,720)	647	(2,100)	2,331

Other income (expense), net	(10,884)	(11,293)	(27,292)	(32,094)

Loss from continuing operations before income taxes	(2,796)	(8,429)	(3,687)	(22,109)
Income tax benefit	1,840	8,587	3,556	17,933

Income (loss) from continuing operations	(956)	158	(131)	(4,176)

Discontinued operations (Note 7):
Discontinued operations loss, net of tax	190	—	3,898	—

Net income (loss)	(1,146)	158	(4,029)	(4,176)
Other comprehensive income (loss):
Cumulative translation adjustment	(67)	2	(64)	(29)

Other comprehensive income (loss)	(67)	2	(64)	(29)

Comprehensive income (loss)	$(1,213)	$160	$(4,093)	$(4,205)

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2005
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(4,029)	$(4,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,775	11,102
Impairment of goodwill	1,060	—
Impairment of property, plant and equipment	1,325	—
Amortization of debt issuance costs	1,824	2,911
Provision for doubtful accounts	2,377	2,258
Provision for losses on inventories	519	6,005
Loss on debt refinancing	1,071	—
Loss on disposition of assets	1,564	249
Stock option expense	3,176	2,109
Unrealized gain (loss) on derivatives	(1,730)	1,242
Deferred tax expense	422	3,250
Changes in assets and liabilities:
Accounts receivable	(10,882)	(8,358)
Inventories	(22,395)	(17,902)
Other current assets	(9,943)	(619)
Other assets	221	62
Accounts payable	12,492	3,748
Related party payable	(709)	(879)
Income taxes payable	(2,934)	(14,753)
Other current liabilities	6,777	7,964

Total adjustments	(3,990)	(9,147)

Net cash used in operating activities	(8,019)	(5,787)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,539)	(7,638)
Proceeds from the sale of property, plant and equipment	6	372

Net cash used in investing activities	(6,533)	(7,266)

Cash flows from financing activities:
Book overdraft	(2,651)	(139)
Proceeds from borrowings under revolving loan facility	—	40,000
Payments under revolving loan facility	—	(15,000)
Payments of principal under capital lease obligations	(1,216)	(1,329)
Proceeds from borrowings under senior credit facility	320,000	—
Payments of principal under senior credit facility	(173,681)	(10,000)
Debt issuance and amendment costs	(9,126)	(1,019)
Payment of preferred stock repurchase and preferred stock dividends	(139,000)	—
Preferred stock issuance costs	(299)	—

Net cash provided by (used in) financing activities	(5,973)	12,513

Effect of cumulative translation adjustment	(64)	(29)

Net decrease in cash	(20,589)	(569)
Cash at beginning of year	36,636	27,820

Cash at end of period	$16,047	$27,251

The accompanying notes are an integral part of these consolidated financial statements.

HOME INTERIORS & GIFTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Background
     Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer, importer, and distributor of indoor and outdoor home decorative accessories. Types of home décor accessories offered by the Company include, but are not limited to, framed artwork and mirrors, scented candles, candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, tableware and table accessories (the “Products”). Many of the Products are manufactured exclusively for the Company by wholly-owned subsidiaries of the Company. During the first nine months of 2005, approximately 43% of the dollar volume of Products purchased for the Direct Selling Channel, as defined below, were purchased from, and manufactured by the Company’s manufacturing subsidiaries. The Products not manufactured and supplied by the Company’s subsidiaries are purchased from numerous foreign and domestic suppliers. The Company distributes the Products through two channels. In the “direct selling” channel, the Company sells the Products directly to independent contractor sales representatives (“Decorating Consultants”) located in the United States, Mexico, Canada and Puerto Rico, who then resell the Products to customers (“Direct Selling Channel”). As of September 30, 2005, the Company had approximately 107,500 active Decorating Consultants within the Direct Selling Channel. In the second channel (the “Domistyle Channel”), the Company manufactures and/or distributes the Products to the Direct Selling Channel and to non-affiliated national retailers. The Company’s management evaluates the operational performance of the Company’s different channels of business based upon three reporting segments. Direct selling domestic and direct selling international are the two reporting segments used by management to evaluate the Direct Selling Channel, and management evaluates the Domistyle Channel separately.
     The Company has been located in the Dallas, Texas area since the Company’s inception in 1957. Currently, a majority of the Company’s outstanding common stock is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).
2. Management’s Plans, Liquidity and Capital Resources
     The operating environment confronting the Company raises uncertainty about the Company’s ability to meet its debt obligations. As discussed below and in Note 9, management is currently discussing refinancing alternatives. Management believes, if successful, such refinancing would improve the Company’s cash flows and allow it to meet its debt obligations in the normal course of business. If unsuccessful, the Company’s ability to continue as a going concern will be uncertain. The principal conditions giving rise to this uncertainty are as follows:
•	The Company has incurred losses from continuing operations before taxes and negative operating cash flows in five of the last six quarterly periods. This performance is the result of lower operating income from a decline in revenue and significant interest expense on indebtedness.

•	As a result of classifying $327.5 million of debt from our senior credit facility as a current obligation (see Note 9), the Company had a working capital deficit of $254.5 million as of September 30, 2005.

•	The Company was required to obtain waivers of compliance with financial covenants under the senior credit facility as of June 30, 2005 and September 30, 2005 (see Note 9).

•	The Company has significant cash debt service requirements related to its senior credit facility and senior subordinated notes. In the event the Company is unable to obtain further waivers or otherwise agree with its lenders on the terms of a restructuring of such senior credit facility, the lenders under the senior credit facility could elect to accelerate all amounts outstanding under the senior credit facility.
     During 2005, the Company began to implement initiatives to improve productivity, improve efficiency, and reduce costs. The Company also made changes to its organizational structure to focus on key components of the business, improve financial reporting and controls at certain operations, and develop a more effective sales and marketing strategy.
     Management believes the successful implementation of its strategic initiatives and a debt restructuring should enable the Company to improve operating results and cash flows in the future. Management also believes the long-term benefits of its plan will stabilize the Company and improve its financial ratios.
     Achievement of projected cash flows from operations will be dependent upon the Company’s attainment of forecasted revenues, improved operating costs and trade support levels, which are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond the Company’s control, and there can be no assurance the Company’s plans will be achieved. In addition, as described in Note 9, the Company is in discussions with its lenders to obtain amendments to its senior credit facility that would modify or waive financial covenants and restructure existing obligations. In the event the Company is unable to obtain such modifications or waivers, or is unable to agree on the terms to restructure its obligations under the senior credit facility, the lenders under the senior credit facility could elect to accelerate all amounts under the facility, which would also constitute an event of default under the indenture governing the Company’s senior subordinated notes due 2008. In the event such debt is accelerated, the Company would be unable to pay such accelerated principal and interest obligations, including the notes, absent additional sources of equity or debt financing, which the Company may not be able to obtain on acceptable terms to it, or at all.
3. Significant Accounting Policies
     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation. The Company records sales and related expenses on a weekly basis ending on each Saturday. Each quarter consists of thirteen weeks. The final day of the quarters ended September 30, 2004 and 2005 included in the accompanying unaudited consolidated financial information were October 2, 2004 and October 1, 2005, respectively.
     The consolidated financial information as of September 30, 2005 and for the three and nine months ended September 30, 2004 and 2005 is unaudited. In the opinion of management, the accompanying unaudited consolidated financial information and related notes thereto contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2005 and December 31, 2004, its operating results and comprehensive income for the three and nine months ended September 30, 2004 and 2005, and its cash flows for the nine months ended September 30, 2004 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
Compensation Charge
     SFAS No. 123 establishes a fair value basis of accounting for stock-based compensation plans. The effects of applying SFAS No. 123 as shown below are not indicative of future amounts. Had the compensation cost for the Company’s 1998 Key Employee Stock Option Plan and 2002 Key Employee Stock Option Plan been determined consistently with SFAS No. 123, the Company’s compensation cost and net loss for the three months and nine months ended September 30, 2004 and 2005 would approximate (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income (loss), as reported	$(1,146)	$158	$(4,029)	$(4,176)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	442	42	1,379	1,002
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(515)	(98)	(1,542)	(1,193)

Pro forma net income (loss)	$(1,219)	$102	$(4,192)	$(4,367)

4. Inventories, Net
     Inventories, net, consisted of the following as of December 31, 2004 and September 30, 2005 (in thousands):

	December 31,	September 30,
	2004	2005
Raw materials	$8,184	$10,204
Work in process	2,231	2,298
Finished goods	67,559	83,413

	77,974	95,915
Inventory allowance	(6,173)	(12,217)

	$71,801	$83,698

5. Other Current Liabilities
     Other current liabilities consisted of the following as of December 31, 2004 and September 30, 2005 (in thousands):

	December 31,	September 30,
	2004	2005
Interest	$1,258	$5,133
Accrued employee benefits	2,997	3,181
Sales taxes	3,872	4,539
Other taxes	1,743	1,613
Deferred revenue	4,482	9,631
Related parties	748	134
Accrued product license royalties	1,439	1,099
Other	3,553	2,197

	$20,092	$27,527

6. Adoption of Financial Accounting Standards
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
     In December 2004, FASB issued Staff Position Statement No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS No. 109-2”). The American Jobs Creation Act signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP FAS No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the American Jobs Creation Act for purposes of applying SFAS No. 109, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company may elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated during 2005. The Company adopted FSP FAS No. 109-2 and there was not a financial accounting impact associated with its adoption.
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
     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim, or annual reporting period that begins after June 15, 2005. In April of 2005, the Securities and Exchange Commission issued a ruling that SFAS No. 123(R) is now effective for registrants that are not a small business issuer will be required for annual, rather than interim, periods that begin after June 15, 2005, and the effective date for public entities that file as small business issuers is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 123(R).
7. Discontinued Operations
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net sales	$(4)	$—	$824	$—
Cost of goods sold	43	—	1,819	—

Gross profit	(47)	—	(995)	—

Selling, general and administrative:
General and administrative	144	—	2,776	—

Total selling, general and administrative	144	—	2,776	—

Operating loss	(191)	—	(3,771)	—
Other income (expense):
Interest expense	—	—	(2)	—
Other income (expense), net	1	—	(125)	—

Other income (expense), net	1	—	(127)	—

Loss before income taxes	(190)	—	(3,898)	—
Income tax benefit	—	—	—	—

Loss on discontinued operations, net of tax	$(190)	$—	$(3,898)	$—

	September 30,	September 30,
	2004	2005
Balance sheet data:
Long term assets held for sale	$164	—

8. Income Tax Benefit
     SFAS 109, Accounting for Income Taxes, requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.
     In the third quarter of 2005, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. This was primarily due to the negative industry trends, which caused the Company’s actual and anticipated financial performance to be worse than it originally projected. Accordingly, during the third quarter of 2005, the Company recorded a valuation allowance of $7.5 million against its deferred tax assets in the United States, which resulted in a net tax benefit for income taxes of $8.6 million and $17.9 million for the three and nine months ended September 30, 2005, respectively.
     The income tax benefit for the three months ended September 30, 2005 includes a $12.7 million benefit associated with the release of the $12.7 million tax reserve in the third quarter of 2005, due to the passage of time, which the Company accrued in 2001 as a result of the purchase of company debt by affiliates of Hicks Muse and the associated issuance of preferred stock by the Company, and the benefit of $3.1 million associated with a $8.4 million pre-tax loss which is eligible to be carried back to previous tax years to offset prior year taxable income and generate a cash tax refund. These benefits are partially offset by the valuation allowance, described above, of $7.5 million against the Company’s deferred tax assets in the United States.
     During the nine-month period ended September 30 2005, tax benefits, in addition to the $12.7 million benefit described above, were recognized by the Company that include a $4.6 million benefit associated with the closing of manufacturing operations in Mexico and a $8.2 million benefit associated with a $22.1 million pre-tax loss which is eligible to be carried back to previous tax years to offset prior year taxable income and generate a cash tax refund. These benefits are partially offset by the valuation allowance, as described above, of $7.5 million against the Company’s deferred tax assets in the United States.
     Until the Company determines that it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in these markets, income tax benefits associated with current period losses will be fully reserved unless such losses are eligible for carryback refunds.
9. Senior Credit Facility
     On September 28, 2005, the Company entered into an amendment and waiver (the “Third Amendment”), to the Company’s senior credit facility. The Third Amendment waives compliance by the Company with the consolidated leverage ratio and consolidated interest coverage ratio from June 30, 2005 to (but not including) November 28, 2005. The Third Amendment also, among other things, (i) limits the availability of revolving extensions of credit under the senior credit facility to $35.0 million at any time outstanding, (ii) imposes an additional condition precedent to each extension of credit under the revolving portion of the senior credit facility pertaining to the amount of available cash on hand and the use of the proceeds of such extension of credit, (iii) requires the Company to prepay the revolving loans under certain circumstances with proceeds of cash on hand, (iv) restricts the ability of the Company to incur certain types of debt and create certain types of liens in excess of a specified dollar amount, (v) restricts certain transactions among the Company and the subsidiaries of the Company which are guarantors, on the one hand, and the Company’s non-guarantor subsidiaries, on the other hand, and (vi) suspends payment of fees in cash under the Company’s financial advisory and monitoring and oversight agreements with Hicks Muse during the waiver period discussed above and under periods of default under the senior credit facility.
     As a result of obtaining the Third Amendment, the Company recognized approximately $0.2 million loss related to a write off of unamortized debt issuance costs and $0.1 million of legal fees incurred for the three-month period ending, September 30, 2005. The Company also incurred debt issuance costs of $0.4 million that have been deferred.

     As of September 30, 2005, the Company was in compliance with the requirements set forth in the credit agreement under the senior credit facility, as amended, and the indenture with respect to the senior subordinated notes.
     Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to block principal and interest payment under the Company’s senior subordinated notes for up to 179 days and/or declare all amounts outstanding under the senior credit facility to be immediately due and payable and terminate all commitments to extend further credit under the revolving loans. Acceleration of the amounts outstanding under the senior credit facility would result in an event of default under the indenture governing the Company’s senior subordinated notes, which could result in the principal amount outstanding under the senior subordinated notes becoming due and payable immediately. In that event, the Company would not have sufficient liquidity to make the payments required under the senior credit facility and the senior subordinated notes and for working capital purposes.
     The Company is in discussions with its lenders to obtain amendments to the senior credit facility that would modify or waive the financial covenants that could be at issue on November 28, 2005 or otherwise restructure such obligations. However, there can be no assurance that the Company’s lenders will agree to any modifications or waivers under the senior credit facility or that the Company and its lenders will agree on the terms of a restructuring of such senior credit facility. As a result, the term loans outstanding of $302.5 million and the $25.0 million in revolving loans outstanding have been classified as a current liability on the September 30, 2005 consolidated balance sheet, in accordance with EITF Abstract issue No. 86-30 “Classification of Obligation When a Violation Is Waived by a Creditor”.
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
     The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, the effects of SAB 101, depreciation and amortization, discontinued operations, reorganization costs, non-cash expense for stock options, losses on debt refinancing, realized gain and unrealized (gain) loss on derivatives, goodwill impairment and (gains) losses on disposition of assets (defined as “Modified EBITDA”). The Company also uses Modified EBITDA as a performance measure due to the Company’s required compliance thresholds for Modified EBITDA covenants under the senior credit facility. The accounting principles of the segments are the same as those described in Note 2. Segment data includes intersegment sales and intercompany net receivable balances. Eliminations consist primarily of intersegment sales between Domistyle and the direct selling segments, as well as the elimination of the investment in each subsidiary for consolidation purposes. The table below presents information about reportable segments used by the Company’s chief operating decision maker as of and for the three months and nine months ended September 30, 2004 and 2005 (in thousands):

	Direct	Direct
	Selling	Selling
	Domestic	International	Domistyle	Eliminations	Consolidated
Three months ended September 30,
2004
Net sales to non-affiliates	$98,957	$18,064	$6,654	$—	$123,675
Net sales to affiliates	6,577	—	30,090	(36,667)	—
Modified EBITDA	5,708	2,416	7,714	(172)	15,666
2005
Net sales to non-affiliates	$89,283	$20,870	$8,257	$—	$118,410
Net sales to affiliates	5,922	—	20,937	(26,859)	—
Modified EBITDA	4,840	3,262	2,469	520	11,091

	Direct	Direct
	Selling	Selling
	Domestic	International	Domistyle	Eliminations	Consolidated
Nine months ended September 30,
2004
Net sales to non-affiliates	$318,237	$48,446	$20,783	$—	$387,466
Net sales to affiliates	21,793	—	98,549	(120,342)	—
Modified EBITDA	22,306	5,717	27,604	(1,721)	53,906
Total assets	224,707	20,895	86,735	(78,626)	253,711
Goodwill	—	—	13,645	—	13,645
Capital expenditures	3,300	817	2,422	—	6,539
2005
Net sales to non-affiliates	$289,642	$54,926	$24,614	$—	$369,182
Net sales to affiliates	23,733	—	81,056	(104,789)	—
Modified EBITDA	11,152	7,012	17,558	(1,092)	34,630
Total assets	207,585	27,646	78,580	(75,192)	238,619
Goodwill	—	—	13,969	—	13,969
Capital expenditures	5,248	1,952	438	—	7,638
     The following table represents a reconciliation of net income (loss) to consolidated Modified EBITDA for the three months and nine months ended September 30, 2004 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income (loss)	$(1,146)	$158	$(4,029)	$(4,176)
Effect of SAB 101	592	1,007	2,859	3,045
Discontinued operations, net of tax	190	—	3,898	—
Interest income	(51)	(203)	(210)	(472)
Interest expense	9,215	12,143	25,402	34,897
Realized gain on derivatives	—	(64)	—	(203)
Unrealized (gain) loss on derivatives	1,819	(886)	1,730	(1,242)
Income tax benefit	(1,840)	(8,587)	(3,556)	(17,933)
Depreciation and amortization	4,354	3,785	11,775	11,102
Stock option expense	1,244	119	3,176	2,109
Loss on debt refinancing	—	—	1,071	—
Reorganization costs	1,242	3,371	10,226	7,254
Loss on disposition of assets	47	248	1,564	249

Modified EBITDA	$15,666	$11,091	$53,906	$34,630

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$107,219	$36,086	$17,198	$(36,828)	$123,675
Cost of good sold	59,457	26,630	11,428	(36,777)	60,738

Gross profit	47,762	9,456	5,770	(51)	62,937
Total selling, general and administrative	46,633	2,820	5,396	—	54,849

Operating income	1,129	6,636	374	(51)	8,088
Other income (expense), net	(11,152)	187	201	(120)	(10,884)

Income (loss) before income taxes	(10,023)	6,823	575	(171)	(2,796)
Income tax benefit (provision)	4,957	(2,551)	(462)	(104)	1,840
Equity in income (loss) of affiliated companies, net of tax	4,193	(1,266)	—	(2,927)	—

Income (loss) from continuing operations	(873)	3,006	113	(3,202)	(956)
Discontinued operations loss, net of tax	—	—	190	—	190

Net income (loss)	(873)	3,006	(77)	(3,202)	(1,146)
Other comprehensive income (loss)	6	—	(73)	—	(67)

Comprehensive income (loss)	$(867)	$3,006	$(150)	$(3,202)	$(1,213)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2005

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$97,160	$31,700	$16,399	$(26,849)	$118,410
Cost of good sold	54,172	26,828	7,978	(27,433)	61,545

Gross profit	42,988	4,872	8,421	584	56,865
Total selling, general and administrative	44,820	2,720	6,461	—	54,001

Operating income (loss)	(1,832)	2,152	1,960	584	2,864
Other income (expense), net	(11,284)	148	(92)	(65)	(11,293)

Income (loss) before income taxes	(13,116)	2,300	1,868	519	(8,429)
Income tax benefit (provision)	10,569	(792)	(983)	(207)	8,587
Equity in income (loss) of affiliated companies, net of tax	2,393	(337)	—	(2,056)	—

Net income (loss)	(154)	1,171	885	(1,744)	158
Other comprehensive income (loss)	(5)	—	7	—	2

Comprehensive income (loss)	$(159)	$1,171	$892	$(1,744)	$160

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$345,787	$115,439	$49,377	$(123,137)	$387,466
Cost of good sold	186,426	80,442	35,504	(121,830)	180,542

Gross profit	159,361	34,997	13,873	(1,307)	206,924
Total selling, general and administrative	154,812	9,491	19,016	—	183,319

Operating income (loss)	4,549	25,506	(5,143)	(1,307)	23,605
Other income (expense), net	(26,864)	577	(592)	(413)	(27,292)

Income (loss) before income taxes	(22,315)	26,083	(5,735)	(1,720)	(3,687)
Income tax benefit (provision)	12,356	(7,868)	(1,048)	116	3,556
Equity in income (loss) of affiliated companies, net of tax	7,534	(12,936)	—	5,402	—

Income (loss) from continuing operations	(2,425)	5,279	(6,783)	3,798	(131)
Discontinued operations loss, net of tax.	—	—	3,898	—	3,898

Net income (loss)	(2,425)	5,279	(10,681)	3,798	(4,029)
Other comprehensive income (loss)	13	—	(77)	—	(64)

Comprehensive income (loss)	$(2,412)	$5,279	$(10,758)	$3,798	$(4,093)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2005

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$318,960	$110,868	$43,168	$(103,814)	$369,182
Cost of good sold	177,193	85,852	21,794	(102,839)	182,000

Gross profit	141,767	25,016	21,374	(975)	187,182
Total selling, general and administrative	148,748	9,334	19,115	—	177,197

Operating income (loss)	(6,981)	15,682	2,259	(975)	9,985
Other income (expense), net	(33,117)	412	728	(117)	(32,094)

Income (loss) before income taxes	(40,098)	16,094	2,987	(1,092)	(22,109)
Income tax benefit (provision)	20,098	(1,088)	(1,486)	409	17,933
Equity in income (loss) of affiliated companies, net of tax	16,508	(473)	—	(16,035)	—

Net income (loss)	(3,492)	14,533	1,501	(16,718)	(4,176)
Other comprehensive loss	(3)	—	(26)	—	(29)

Comprehensive income (loss)	$(3,495)	$14,533	$1,475	$(16,718)	$(4,205)

Condensed Consolidating Balance Sheet
As of December 31, 2004

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Elimination	Consolidated
ASSETS
Current assets:
Cash	$27,177	$46	$597	$27,820	$—	$27,820
Accounts receivable, net	10,475	7,483	1,576	19,534	—	19,534
Inventories, net	53,313	15,538	7,567	76,418	(4,617)	71,801
Other current assets	8,018	2,187	6,782	16,987	1,178	18,165
Due from (due to) affiliated companies	(8,358)	22,358	(14,000)	—	—	—

Total current assets	90,625	47,612	2,522	140,759	(3,439)	137,320
Property, plant and equipment, net	41,252	19,037	6,177	66,466	—	66,466
Investment in subsidiaries	66,248	(7,449)	—	58,799	(58,799)	—
Debt issuance costs and other assets, net	11,431	13,868	183	25,482	—	25,482

Total assets	$209,556	$73,068	$8,882	$291,506	$(62,238)	$229,268

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,111	$3,594	$819	$25,524	$632	$26,156
Current maturity of related party note payable	687	—	—	687	—	687
Current maturities of long-term debt and capital lease obligations	15,129	232	189	15,550	—	15,550
Other current liabilities	42,682	6,519	8,598	57,799	—	57,799

Total current liabilities	79,609	10,345	9,606	99,560	632	100,192
Long-term debt and capital lease obligations, net of current maturities	449,784	248	293	450,325	—	450,325
Other liabilities	5,798	3,430	195	9,423	—	9,423

Total liabilities	535,191	14,023	10,094	559,308	632	559,940

Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	144,061	58,830	20,504	223,395	(79,334)	144,061
Retained earnings (accumulated deficit)	(471,224)	(786)	(20,779)	(492,789)	17,494	(475,295)
Accumulated comprehensive income (loss)	4	—	(966)	(962)	—	(962)

Total shareholders’ equity (deficit)	(325,635)	59,045	(1,212)	(267,802)	(62,870)	(330,672)

Total liabilities and shareholders’ equity (deficit)	$209,556	$73,068	$8,882	$291,506	$(62,238)	$229,268

Condensed Consolidating Balance Sheet
As of September 30, 2005

			Non-
	Borrower	Guarantors	Guarantors	Consolidating	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$26,417	$36	$798	$27,251	$—	$27,251
Accounts receivable, net	16,128	6,063	3,443	25,634	—	25,634
Inventories, net	64,560	14,272	10,576	89,408	(5,710)	83,698
Other current assets	4,930	3,365	5,537	13,832	1,587	15,419
Due from (due to) affiliated companies	(17,666)	32,458	(14,792)	—	—	—

Total current assets	94,396	56,194	5,562	156,125	(4,123)	152,002
Property, plant and equipment, net	38,815	18,261	5,747	62,823	—	62,823
Investment in subsidiaries	71,051	(7,921)	—	63,130	(63,130)	—
Debt issuance costs and other assets, net	9,493	14,110	191	23,794	—	23,794

Total assets	$213,728	$80,644	$11,500	$305,872	$(67,253)	$238,619

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,280	$2,669	$766	$29,715	$631	$30,346
Current maturity of related party note payable	687	—	—	687	—	687
Current maturities of long-term debt and capital lease obligations	328,933	245	210	329,388	—	329,388
Other current liabilities	30,955	12,718	9,924	53,597	—	53,597

Total current liabilities	386,855	15,632	10,900	413,387	631	414,018
Long-term debt and capital lease obligations, net of current maturities	149,950	62	146	150,158	—	150,158
Other liabilities	3,945	3,075	191	7,211	—	7,211

Total liabilities	540,750	18,769	11,237	570,756	631	571,387

Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Common stock	1,524	1,001	29	2,554	(1,030)	1,524
Additional paid-in capital	146,169	58,831	20,504	225,504	(79,334)	146,170
Retained earnings (accumulated deficit)	(474,716)	2,043	(19,278)	(491,951)	12,480	(479,471)
Accumulated comprehensive income (loss)	1	—	(992)	(991)	—	(991)

Total shareholders’ equity (deficit)	(327,022)	61,875	263	(264,884)	(67,884)	(332,768)

Total liabilities and shareholders’ equity (deficit)	$213,728	$80,644	$11,500	$305,872	$(67,253)	$238,619

Condensed Consolidating Cash Flow Statement
For the Nine Months Ended September 30, 2004

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(11,439)	$3,297	$123	$—	$(8,019)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,300)	(1,746)	(1,493)	—	(6,539)
Proceeds from the sale of property, plant and equipment	—	6		—	6

Net cash used in investing activities	(3,300)	(1,740)	(1,493)	—	(6,533)

Cash flows from financing activities:
Book overdraft	(1,097)	(1,554)	—	—	(2,651)
Payments of principal under capital lease obligations	(986)	(169)	(61)	—	(1,216)
Payments of principal under senior credit facility	(173,681)	—	—	—	(173,681)
Proceeds from borrowings under senior credit facility	320,000	—	—	—	320,000
Debt issuance costs	(9,126)	—	—	—	(9,126)
Payment of preferred stock repurchase and preferred stock dividends	(139,000)	—	—	—	(139,000)
Preferred stock repurchase costs	(299)	—	—	—	(299)

Net cash used in financing activities	(4,189)	(1,723)	(61)	—	(5,973)

Effect of cumulative translation adjustment	13	—	(77)	—	(64)

Net decrease in cash	(18,915)	(166)	(1,508)	—	(20,589)
Cash at beginning of year	34,222	176	2,238	—	36,636

Cash at end of period	$15,307	$10	$730	$—	$16,047

Condensed Consolidating Cash Flow Statement
For the Nine Months Ended September 30, 2005

			Non-
	Borrower	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(8,372)	$2,114	$471	$—	$(5,787)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,248)	(1,943)	(447)	—	(7,638)
Proceeds from the sale of property, plant and equipment	7	34	331	—	372

Net cash used in investing activities	(5,241)	(1,909)	(116)	—	(7,266)

Cash flows from financing activities:
Cash overdraft	(97)	(42)	—	—	(139)
Proceeds from borrowings under revolving loan facility	40,000	—	—	—	40,000
Payments of principal under revolving loan facility	(15,000)	—	—	—	(15,000)
Payments of principal under capital lease obligations	(1,028)	(173)	(128)	—	(1,329)
Payments of principal under senior credit facility	(10,000)	—	—	—	(10,000)
Debt issuance costs	(1,019)	—	—	—	(1,019)

Net cash provided by (used in) financing activities	12,856	(215)	(128)	$—	12,513

Effect of cumulative translation adjustment	(3)	—	(26)		(29)

Net increase (decrease) in cash	(760)	(10)	201	—	(569)
Cash at beginning of year	27,177	46	597	—	27,820

Cash at end of period	$26,417	$36	$798	$—	$27,251

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
Special Note Regarding Forward-Looking Statements
     Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and projections. These statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results to be materially different from any future results expressed or implied by such forward-looking statements.
     In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms or other comparable terminology.
     All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) Decorating Consultant recruiting and activity levels; (ii) loss or retirement of key members of management; (iii) imposition of foreign, federal or state taxes; (iv) change in status of independent contractors; (v) increased competition; (vi) success of new product launches, promotion programs, and incentive award programs; (vii) risks of shortages of, or increased costs of, raw materials; and (viii) general economic conditions, including, but not limited to, international economic or political instability, currency exchange rates, and consumer discretionary spending. Many of these factors will be beyond the control of the Company.
     Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.
Company Overview
     Home Interiors & Gifts, Inc. (the “Company”) is a fully integrated manufacturer, importer, and distributor of indoor and outdoor home decorative accessories. Types of home décor accessories offered by the Company include, but are not limited to, framed artwork and mirrors, scented candles, candle accessories, plaques, figurines, planters, artificial floral arrangements, wall shelves, sconces, small furniture, tableware and table accessories (the “Products”). Many of the Products are manufactured exclusively for the Company by wholly owned subsidiaries of the Company. During the first nine months of 2005, approximately 43% of the dollar volume of Products purchased for the Direct Selling Channel, as defined below, were purchased from, and manufactured by the Company’s manufacturing subsidiaries. The Products not manufactured and supplied by the Company’s subsidiaries are purchased from numerous foreign and domestic suppliers. The Company distributes the Products through two channels. In the “direct selling” channel, the Company sells the Products directly to independent contractor sales representatives (“Decorating Consultants”) located in the United States, Mexico, Canada and Puerto Rico, who then resell the Products to customers (“Direct Selling Channel”). As of September 30, 2005, the Company had approximately 107,500 active Decorating Consultants within the Direct Selling Channel. In the second channel (the “Domistyle Channel”), the Company manufactures and/or distributes the Products to the Direct Selling Channel and to non-affiliated national retailers. The Company’s management evaluates the operational performance of the Company’s different channels of business based upon three reporting segments. Direct selling domestic and direct selling international are the two reporting segments used by management to evaluate the Direct Selling Channel, and management evaluates the Domistyle Channel separately.

     The Company has been located in the Dallas, Texas area since the Company’s inception in 1957. Currently, a majority of the Company’s outstanding common stock is owned by affiliates of Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private investment firm (“Hicks Muse”).
Direct Selling Channel Overview & Strategy
     The Direct Selling Channel of the Company’s business provides an opportunity for those individuals who desire to own, operate and build a home-based business selling home décor products. The Company’s management believes the Company provides such an opportunity by offering its Decorating Consultants a large and varied selection of Products in addition to a storehouse of educational materials. At any one time, the Company offers approximately 1,200 home décor accessory items for sale, including a specific line of Products designed and marketed under the product collection name of “Better Homes & Gardens Collection®”. Products are continually being analyzed and updated to give the Decorating Consultants access to not only traditional favorites, but also the latest styles in home décor. In addition to the large number of Products offered, the Company has created a field environment in which Decorating Consultants have the opportunity to grow their own business through a direct financial and vested interest in the career development and growth of other Decorating Consultants that enter into the business. To support the Decorating Consultants’ career development, growth, and profitability, the Company provides educational materials that address various selling and recruiting techniques such as in-home decorating parties, personal decorating appointments, fundraising, brochure sales, and gift services, along with motivational materials and events. The educational materials have been developed over the Company’s 48-year history in the direct selling industry and represent the most successful and proven strategies of its Decorating Consultants.
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
     The Company is currently pursuing a number of initiatives to improve productivity, recruiting, and retention of its Decorating Consultants. The new Decorating Consultant career path and compensation program, introduced during the first quarter of 2005, has shown positive results with growth in the area of new recruits, the numbers of orders placed by new recruits, and field leadership promotions when compared to the results for the nine months ended September 30, 2004.
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

Results of Operations
The three months ended September 30, 2005 compared to the three months ended September 30, 2004
     The following table summarizes the Company’s operating results with corresponding percentages of net sales, variance amounts, and the change in percentage of net sales:

	Three months ended September 30,					% of
	(Dollars in thousands)				Variance	Sales
	2004	%	2005	%	Amount	Change
Net sales	$123,675	100.0%	$118,410	100.0%	$(5,265)	0.0%
Cost of goods sold	60,738	49.1	61,545	52.0	807	2.9

Gross profit	62,937	50.9	56,865	48.0	(6,072)	(2.9)
Operating expenses:
Selling	22,104	17.9	22,632	19.1	528	1.2
Freight, warehouse and distribution	17,649	14.3	16,016	13.5	(1,633)	(0.8)
General and administrative	13,805	11.2	14,986	12.7	1,181	1.5
Other	1,291	1.0	367	0.3	(924)	(0.7)

Operating income	8,088	6.5	2,864	2.4	(5,224)	(4.1)
Other income (expense), net	(10,884)	(8.8)	(11,293)	(9.5)	(409)	(0.7)

Loss before income taxes	(2,796)	(2.3)	(8,429)	(7.1)	(5,633)	(4.8)
Income tax benefit	1,840	1.5	8,587	7.3	6,747	5.8

Income (loss) from continuing operations	(956)	(0.8)	158	0.1	1,114	0.9
Discontinued operations loss, net	190	0.2	—	0.0	190	0.2

Net income (loss)	$(1,146)	(0.9)%	$158	0.1%	$1,304	1.0%

     The Company’s operations are divided into three reporting segments: direct selling domestic, direct selling international, and Domistyle. The Company’s management evaluates the performance of its segments and allocates resources to them based on performance. These reportable segments are based on similarities in distribution channels and management oversight. The direct selling domestic segment includes direct sales by Decorating Consultants located within the United States, including Washington D.C. The direct selling international segment includes direct sales by Decorating Consultants located in Mexico, Canada, and Puerto Rico. The direct selling domestic and direct selling international operational segments are directly impacted by the number of Decorating Consultants the Company has selling its Products as well as the number of Product orders each Decorating Consultant places with the Company. The Domistyle operational segment manufactures and distributes framed artwork and mirrors, scented candles, plaques, and various types of molded plastic Products through the use of custom-designed equipment for the Company’s Direct Selling Channel and for non-affiliated national retailers. The Domistyle operations are directly impacted by raw material costs and the ability to promote and market Products to national retailers. The following table presents net sales to non-affiliates by segment along with other key Decorating Consultant data for the quarter ended September 30, 2005 compared to the same period in 2004. Intercompany sales to affiliates are eliminated in consolidation.

			Variance	Percentage
For the three months ended September 30,	2004	2005	Amount	Variance
Net Sales (dollars in thousands)
Direct Selling Domestic net sales to non-affiliates	$98,957	$89,283	$(9,674)	(9.8)%
Direct Selling International net sales to non-affiliates	18,064	20,870	2,806	15.5%
Domistyle net sale to non-affiliates	6,654	8,257	1,603	24.1%

Net sales	$123,675	$118,410	$(5,265)	(4.3)%

Other Key Domestic Data
Average number of active Decorating Consultants	70,774	78,170	7,396	10.5%
Number of orders shipped	235,841	212,029	(23,812)	(10.1)%
Number of orders per Decorating Consultant	3.33	2.71	(0.62)	(18.6)%
Average order size (actual dollars)	$420	$421	$1	0.2%

Other Key International Data
Average number of active Decorating Consultants	26,477	29,193	2,716	10.3%
Number of orders shipped	59,907	64,442	4,535	7.6%
Number of orders per Decorating Consultant	2.26	2.21	(0.05)	(2.2)%
Average order size (actual dollars)	$302	$324	$22	7.3%
Net Sales
     Net sales decreased $5.3 million, or 4.3%, to $118.4 million in the three months ended September 30, 2005 compared with $123.7 million in the three months ended September 30, 2004. The decrease in net sales was directly attributed to the 9.8% decrease in net sales to non-affiliates within the direct selling domestic segment of operations, partially offset by a 15.5% increase in the net sales to non-affiliates within the direct selling international segment of operations, and a 24.1% increase in the net sales to non-affiliates within the Domistyle segment of operations.
Net Sales — Direct Selling Domestic
     Direct selling domestic net sales to non-affiliates decreased $9.7 million, or 9.8% to $89.3 million in the three months ended September 30, 2005 from $99.0 million in the same period of 2004. The primary drivers of the decrease were a 18.6% decline in number of orders per Decorating Consultant, offset by a 0.2% increase in the average order size per Decorating Consultant during the three month period ended September 30, 2005 when compared to the same period last year.
     Even though the number of recruits and average number of active Decorating Consultants increased 62.9% and 10.5%, respectively, during the three months ended September 30, 2005 compared to the same period in 2004, the average productivity per Decorating Consultant declined. Management believes the decline in sales productivity of the Decorating Consultant base was due to a variety of factors, including macroeconomic conditions such as rising energy prices that had a compound negative impact of reducing the disposable income of the Decorating Consultants’ customer base and the Decorating Consultants’ and customers’ decreasing willingness to organize and attend parties, respectively. Additionally, the home furnishing sector has been down, as customers have directed disposable income elsewhere. Finally, new recruits are typically less productive than seasoned Decorating Consultants. In an effort to regain top line momentum, management is focusing on increasing the number and productivity of Decorating Consultants by continuing to promote the new career path and compensation program, focusing the Decorating Consultant base on sales productivity, mentoring new recruits to become productive, introducing new product lines and new selling and recruiting techniques, and providing motivational materials and events to the Decorating Consultants.

Net Sales — Direct Selling International
     Direct selling international net sales to non-affiliates increased $2.8 million, or 15.5%, to $20.9 million in the three months ended September 30, 2005 from $18.1 million in the three months ended September 30, 2004. Decorating Consultant selling and recruiting productivity remained strong in the direct selling international segment. The number of orders shipped increased 7.6% and the average order size increased 7.3% in the third quarter of 2005 compared to the same period in 2004. In addition, the average number of active international Decorating Consultants was 10.3% higher than in the third quarter of 2004. As of September 30, 2005 the average number of active Decorating Consultants was 25,890, 1,441 and 1,862 for Mexico, Canada, and Puerto Rico, respectively.
     Net sales in Mexico, Puerto Rico and Canada increased 10.0%, 77.7% and 16.0%, respectively. Management’s focus on providing brochures that appeal specifically to the Hispanic market, and the new Decorating Consultant career path and compensation program have led to growth in both selling and recruiting productivity in the Puerto Rico market.
     Exchange rate fluctuations can also impact year-over-year comparisons. International direct sales are transacted in the local currency in Mexico and Canada. The following table compares net sales in the local currency in Mexico and Canada to the U.S. dollar equivalent net sales recorded at the year-to-date weighted-average exchange rate for the three months ended September 30, 2004 and 2005.

			Variance	Percentage
For the three months ended September 30,	2004	2005	Amount	Variance
Net Sales (in thousands)
Mexico direct net sales in Mexican pesos	171,572	177,945	6,373	3.7%
Mexico direct net sales in U.S. dollars	$15,043	$16,544	$1,501	10.0%

Canada direct net sales in Canadian dollars	1,822	2,005	183	10.0%
Canada direct net sales in U.S. dollars	$1,686	$1,955	$269	16.0%
Net Sales — Domistyle
     Net sales to non-affiliates for the three-month period ended September 30, 2005 increased $1.6 million, or 24.1%, to $8.3 million in 2005 as compared to $6.7 million in the comparable period of 2004. This increase was a result of the Company’s continued effort to gain product entry into the supply chain market of non-affiliated national retailers. In order to increase the profitability of the Domistyle segment, the Company ceased the last of the Company’s manufacturing operations in Mexico during the first quarter 2005. Management believes that in order to have continued growth of this portion of the segment, Domistyle must maintain a competitive edge with regard to quality, price, and fulfillment needs of national retailers.
Cost of Goods Sold
     Cost of goods sold was $61.5 million for the three months ended September 30, 2005 and $60.7 million for the same period in 2004, and as a percentage of net sales cost of goods sold increased 2.9% to 52.0% from 49.1%. The primary cause of the 2.9% increase was a $5.1 million increase in the inventory reserve provision during the three months ended September 30, 2005 as compared to the same period in 2004, related to reserve provisions for discontinued Product in the Direct Selling and Domistyle channels, and an increase in the costs of Products purchased from and manufactured by the Company’s manufacturing affiliates. The increase in Product cost was a direct result of rising oil prices that are raising the prices of petroleum based commodities, such as wax and styrene, both of which are raw materials used in the production of the Products that are manufactured by the Domistyle Channel and distributed to the Direct Selling Channel. The Company also experienced similar Product costs increases from the Company’s non-affiliated overseas and domestic suppliers.
Gross Profit
     Gross profit decreased $6.1 million, or 9.6%, to $56.8 million in the three months ended September 30, 2005 from $62.9 million in the three months ended September 30, 2004. The primary reasons for the decrease in gross profit were the $5.3 million net sales decline primarily resulting from the 9.8% decline in the direct selling domestic segment, the $5.1 million increase in the inventory reserve provision as discussed in the cost of goods sold section above, and a shift in buying behavior of Decorating Consultants towards the purchase of discontinued Products which comprised approximately 8.2% of net sales in the U.S, Canada, and Puerto Rico in the third quarter of 2005 as compared to approximately 6.5% in the third quarter of 2004. Product margins on discontinued Products improved approximately 21 percentage points in the third quarter of 2005 compared to the third quarter of 2004 as the Company changed its merchandising strategy for discontinued Product during the second quarter of 2005.
Operating Expenses
Selling Expense
     Selling expense increased $0.5 million, or 2.4%, to $22.6 million in the three months ended September 30, 2005 from $22.1 million in the comparable period of 2004. As a percentage of net sales, selling expense increased to 19.1% for the three-month period ended September 30, 2005 from 17.9% in the comparable period of 2004. Selling expense was comprised primarily of Decorating Consultant royalties and bonuses, sales promotions and sales event expenses, personnel costs, and product licensing royalties. Decorating Consultant royalties and bonuses decreased $0.5 million, or 3.6% in 2005 as compared to 2004 due to the decline in net sales in the direct selling domestic segment. Sales promotions decreased $0.3 million and sales event expenses increased $0.7 million in the third quarter of 2005 as compared to 2004 due to the timing of sales promotions and incentive trips, and sales rallies held in the third quarter of 2005. Rallies were not held in 2004. Product licensing royalties increased $0.1 million and the Company incurred $0.2 million in non-recurring costs related to training the sales force leadership in new initiatives to be implemented in the fourth quarter of 2005. Personnel costs remained relatively flat in the comparable periods.
Freight, Warehouse and Distribution Expense
     Freight, warehouse, and distribution expense decreased $1.6 million, or 9.3% to $16.0 million in the three months ended September 30, 2005 from $17.6 million in the three months ended September 30, 2004. As a percentage of net sales, freight, warehouse and distribution expense decreased 0.8%. Freight, warehouse and distribution expense was comprised primarily of personnel costs, facilities costs, and freight expense. Personnel and facilities costs decreased $0.4 million in the third quarter of 2005 as compared to 2004 as a result of lower sales volume and cost savings initiatives. Freight expense decreased $1.3 million, or 13.3% in the three months ended September 30, 2005 compared to the same period in 2004 due to the decline in net sales. As a percentage of net sales, freight expense decreased 0.8%. The decrease as a percentage of net sales is primarily driven by a decrease in the level of product discounting in the third quarter of 2005 versus the comparable period in 2004 and improved rates with third party logistics carriers in 2005.
General and Administrative Expense
     General and administrative expense increased $1.2 million, or 8.6% to $15.0 million in the three months ended September 30, 2005 from $13.8 million in the three months ended September 30, 2004. General and administrative expense was comprised primarily of personnel costs, professional fees, corporate facilities costs, depreciation expense, contract services, insurance, other operating expenses, and corporate organizational realignment costs. Personnel costs remained relatively flat in third quarter 2005 versus third quarter 2004; however, third quarter 2004 included a $0.8 million reversal of year-to-date accrued bonus. Excluding the prior-year reversal, personnel costs for 2005 decreased $0.8 million due to cost savings initiatives implemented by the Company during the second quarter of 2005. Charitable contributions increased $0.4 million in the third quarter of 2005 versus the same period in 2004 due to the Company’s hurricane relief promotion. Non-recurring costs increased $1.1 million during the third quarter of 2005 primarily related to securing and complying with amendments and waivers to the Company’s senior credit facility. Excluding the impact of non-recurring costs and the prior year accrual reversal, general and administrative expense decreased $0.7 million in the third quarter of 2005 versus prior year.
     Included in cost of goods sold and selling, general and administrative expenses are certain non-recurring costs related to corporate organizational realignment expenses, shut down costs related to the Company’s Mexico manufacturing facilities, product recall costs, strategic planning consulting expenses, and consulting fees related to the amendments to the Company’s senior credit facility. These costs were approximately $3.4 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively.
Other operating expenses
     Other operating expenses, which include loss (gain) on disposition of assets and stock option expense, decreased $0.9 million, or 71.6%, to $0.4 million in the three months ended September 30, 2005 from $1.3 million in the three months ended September 30, 2004. The decrease was a result of a decrease in stock option expense of $1.1 million related to 2005 third quarter forfeitures by former employees, offset by an increase of $0.2 million in loss on disposition of assets related to the sale of certain assets of the Company’s shut down Mexico manufacturing facilities.
Other Income (Expense)
     Other income (expense) increased $0.4 million, or 3.7%, to $11.3 million net other expense in the three months ended September 30, 2005 from $10.9 million net other expense in the three months ended September 30, 2004. Other income (expense) was comprised primarily of interest income, interest expense, unrealized gain or loss on derivatives, and exchange rate gain or loss. Interest income increased slightly in 2005 due to increased interest rates. Interest expense increased $2.9 million, or 31.8% to $12.1 million in the three months ended September 30, 2005 from $9.2 million in the three months ended September 30, 2004. The increase was a result of higher debt balances related to revolver borrowings of $25 million outstanding during the third quarter of 2005 and higher interest rates. In the third quarter of 2005, the Company recorded a $0.9 million unrealized gain on derivatives related to the interest rate swap agreements entered into in 2004 as required by the Company’s senior credit facility as compared to a $1.8 million unrealized loss in 2004. The Company recognized a $0.1 million transactional foreign exchange rate loss in the third quarter of 2005 compared to a $0.2 million transactional foreign exchange rate gain in the third quarter of 2004 due to favorable exchange rates in Mexico.
Income Tax Provision
     The Company recognized a tax benefit of $8.6 million in the three months ended September 30, 2005 as compared to a tax benefit of $1.8 million in the comparable period of 2004. The benefit is primarily a result of a $3.1 million benefit associated with the pre-tax loss of $8.4 million for the three months ended September 30, 2005 which is eligible to be carried back to previous tax years to offset prior year taxable income and generate a cash tax refund and a favorable tax benefit recognized in the third quarter of 2005 associated with the release of the $12.7 million tax reserve, due to the passage of time, which the Company accrued in 2001 as a result of the purchase of Company debt by affiliates of Hicks Muse and the associated issuance of preferred stock by the Company. These benefits are partially offset by a valuation allowance of $7.5 million against the Company’s deferred tax assets in the United States. Income tax benefit as a percentage of income before income taxes was 101.9% for the three months ended September 30, 2005 as compared to income tax benefit as a percentage of income before income taxes of 65.3% for the three months ended September 30, 2004. See Note 8 to the consolidated financial statements for further discussion of income taxes.
Discontinued Operations
     On April 28, 2004, the Company discontinued the ceramics products manufacturing operations in the Company’s Mexico manufacturing facility. The operations and cash flows of the ceramics manufacturing operations have been eliminated from the Company’s ongoing operations and have been classified as discontinued operations. Discontinued operations net loss was $0.2 million for the three months ended September 30, 2004. The shutdown was completed in 2004 and there were no discontinued operation losses recorded in 2005.

The nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
     The following table summarizes the Company’s operating results with corresponding percentages of net sales, variance amounts, and the change in percentage of net sales:

	Nine months ended September 30,					% of
	(Dollars in thousands)				Variance	Sales
	2004	%	2005	%	Amount	Change
Net sales	$387,466	100.0%	$369,182	100.0%	$(18,284)	0.0%
Cost of goods sold	180,542	46.6	182,000	49.3	1,458	2.7

Gross profit	206,924	53.4	187,182	50.7	(19,742)	(2.7)
Operating expenses:
Selling	75,968	19.6	75,494	20.4	(474)	0.8
Freight, warehouse and distribution	52,057	13.4	50,401	13.7	(1,656)	0.3
General and administrative	49,483	12.8	48,944	13.3	(539)	0.5
Other	5,811	1.5	2,358	0.7	(3,453)	(0.8)

Operating income	23,605	6.1	9,985	2.7	(13,620)	(3.4)
Other income (expense), net	(27,292)	(7.0)	(32,094)	(8.7)	(4,802)	(1.7)

Loss before income taxes	(3,687)	(1.0)	(22,109)	(6.0)	(18,422)	(5.0)
Income tax benefit	3,556	0.9	17,933	4.9	14,377	(4.0)

Loss from continuing operations	(131)	(0.0)	(4,176)	(1.1)	(4,045)	(1.1)
Discontinued operations loss, net	3,898	1.0	—	0.0	(3,898)	(1.0)

Net loss	$(4,029)	(1.0)%	$(4,176)	(1.1)%	$(147)	(0.1)%

     The following table presents net sales to non-affiliates by segment along with other key Decorating Consultant data for the nine months ended September 30, 2005 compared to the same period in 2004. Intercompany sales to affiliates are eliminated in consolidation.

			Variance	Percentage
For the nine months ended September 30,	2004	2005	Amount	Variance
Net Sales (dollars in thousands)
Direct Selling Domestic net sales to non-affiliates	$318,237	$289,642	$(28,595)	(9.0)%
Direct Selling International net sales to non-affiliates	48,446	54,926	6,480	13.4%
Domistyle net sales to non-affiliates	20,783	24,614	3,831	18.4%

Net sales	$387,466	$369,182	$(18,284)	(4.7)%

Other Key Domestic Data
Average number of active Decorating Consultants	71,148	76,512	5,364	7.5%
Number of orders shipped	702,315	685,958	(16,357)	(2.3)%
Number of orders per Decorating Consultant	9.87	8.97	(0.90)	(9.1)%
Average order size (actual dollars)	$453	$422	$(31)	(6.8)%

Other Key International Data
Average number of active Decorating Consultants	25,609	28,287	2,678	10.5%
Number of orders shipped	183,027	185,778	2,751	1.5%
Number of orders per Decorating Consultant	7.15	6.57	(0.58)	(8.1)%
Average order size (actual dollars)	$265	$296	$31	11.7%

Net Sales
     Net sales decreased $18.3 million, or 4.7%, to $369.2 million in the nine months ended September 30, 2005 compared with $387.5 million in the nine months ended September 30, 2004. The decrease in net sales was directly attributed to the 9.0% decrease in the net sales to non-affiliates within the direct selling domestic segment of operations, partially offset by a 13.4% increase in the net sales to non-affiliates within the direct selling international segment of operations, and a 18.4% increase in the net sales to non-affiliates within the Domistyle segment of operations.
Net Sales — Direct Selling Domestic
     Direct selling domestic net sales to non-affiliates decreased $28.6 million, or 9.0% to $289.6 million in the nine months ended September 30, 2005 from $318.2 million in the same period of 2004. The primary drivers of the decrease were a 9.1% decline in number of orders per Decorating Consultant, and a 6.8% decline in the average order size per Decorating Consultant.
     Even though the number of recruits and average number of active Decorating Consultants increased 66.7% and 7.5%, respectively, during the nine months ended September 30, 2005 as compared to the same period in 2004, the average productivity per Decorating Consultant declined. Management believes the decline in sales productivity of the Decorating Consultant base was primarily due to macroeconomic conditions such as rising energy prices that had a compound negative impact of reducing the disposable income of the Decorating Consultants’ customer base and the Decorating Consultants’ and customers’ decreasing willingness to organize and attend parties, respectively. Additionally, the home furnishing sector has been down, as customers have directed disposable income elsewhere. Finally, new recruits are typically less productive than seasoned Decorating Consultants. In an effort to regain top line momentum, management is focusing on increasing the number and productivity of Decorating Consultants by continuing to promote the new career path and compensation program, focusing the Decorating Consultant base on sales productivity, mentoring new recruits to become productive, introducing new product lines and new selling and recruiting techniques, and providing motivational materials and events to the Decorating Consultants.
Net Sales — Direct Selling International
     Direct selling international net sales to non-affiliates increased $6.5 million, or 13.4%, to $54.9 million in the nine months ended September 30, 2005 from $48.4 million in the nine months ended September 30, 2004. Decorating Consultant selling and recruiting productivity remained strong in the direct selling international segment. The number of orders shipped increased 1.5% and the average order size increased 11.7% in 2005 compared to the same period in 2004. The average number of active international Decorating Consultants was 10.5% higher than in 2004. As of September 30, 2005 the average number of active Decorating Consultants was 25,266, 1,436, and 1,585 for Mexico, Canada, and Puerto Rico, respectively.
     Net sales in Mexico and Puerto Rico increased 10.5% and 60.5%, respectively, but were offset by a decrease of 3.0% in net sales in Canada. Management’s focus on providing brochures that appeal specifically to the Hispanic market, and the new Decorating Consultant career path and compensation program, have led to growth in both selling and recruiting productivity in the Puerto Rico market.
     Exchange rate fluctuations can also impact year-over-year comparisons. International direct sales are transacted in the local currency in Mexico and Canada. The following table compares net sales in the local currency in Mexico and Canada to the U.S. dollar-equivalent net sales recorded at the year-to-date weighted-average exchange rate for the nine months ended September 30, 2004 and 2005.

			Variance	Percentage
For the nine months ended September 30,	2004	2005	Amount	Variance
Net Sales (in thousands)
Mexico direct net sales in Mexican pesos	434,096	463,778	29,682	6.8%
Mexico direct net sales in U.S. dollars	$38,327	$42,341	$4,014	10.5%
Canada direct net sales in Canadian dollars	7,099	6,368	(731)	(10.3)%
Canada direct net sales in U.S. dollars	$5,757	$5,584	$(173)	(3.0)%

Net Sales — Domistyle
     Net sales to non-affiliates for the nine-month period ended September 30, 2005 increased $3.8 million, or 18.4%, to $24.6 million in 2005 as compared to $20.8 million in the comparable period of 2004. Included in the 2004 net sales to non-affiliates was $0.8 million in net sales from the Company’s manufacturing operations in Mexico. There were no comparable sales in 2005. In a continued effort to increase the profitability of the Domistyle segment, the Company completed the shutdown of the Company’s manufacturing operations in Mexico during the first quarter 2005. Excluding prior year Mexico net sales, net sales for the remaining operations increased $4.6 million, or 23.3% for the comparable periods. This increase was a result of the Company’s continued effort to gain product entry into the supply chain market of non-affiliated national retailers. Management believes that in order to have continued growth of this portion of the segment, Domistyle must maintain a competitive edge with regard to quality, price, and fulfillment needs of national retailers.
Cost of Goods Sold
     Cost of goods sold increased $1.5 million or 0.8% to $182.0 million for the nine months ended September 30, 2005 from $180.5 million for the nine months ended September 30, 2004, but as a percentage of net sales cost of goods sold increased 2.7% to 49.3% from 46.6%. The primary cause of the 2.7% increase was an increase in the cost of Products purchased from and manufactured by the Company’s manufacturing affiliates and a $5.5 million increase in the inventory reserve provision in 2005 as compared to 2004. The increase in Product cost was a direct result of rising oil prices that are raising the prices of petroleum based commodities, such as wax and styrene, both of which are raw materials used in the production of the Products that are manufactured by the Domistyle Channel and distributed to the Direct Selling Channel. The Company also experienced similar Product costs increases from the Company’s non-affiliated overseas and domestic suppliers. The increase in the inventory reserve provision is related to discontinued Product in the Direct Selling Channel due to new Product introductions, and significant obsolete inventory at the Company’s candle manufacturing facility, which is part of the Domistyle channel, due to discontinued Product in both the outside sales and Company Product lines.
Gross Profit
     Gross profit decreased $19.7 million, or 9.5%, to $187.2 million in the nine months ended September 30, 2005 from $206.9 million in the nine months ended September 30, 2004. The primary reasons for the decrease in gross profit were the $18.3 million net sales decline primarily resulting from the 9.0% decline in the direct selling domestic segment, the $5.5 million increase in the inventory reserve provision as discussed in the cost of goods sold section above, and a shift in buying behavior of Decorating Consultants towards the purchase of discontinued Products. The purchase of discontinued Products made up 9.9% of net sales in the U.S, Canada, and Puerto Rico in 2005 as compared to 6.7% of sales in 2004. Product margins on discontinued Products improved approximately 3 percentage points in the nine months ended September 30, 2005 when compared to the same period in 2004 as the Company changed its merchandising strategy for discontinued Product during the second quarter of 2005.
Operating Expenses
Selling Expense
     Selling expense decreased $0.5 million, or 0.6%, to $75.5 million in the nine months ended September 30, 2005 from $76.0 million in the comparable period of 2004. As a percentage of net sales, selling expense increased to 20.4% for the nine-month period ended September 30, 2005 from 19.6% in the comparable period of 2004. Selling expense was comprised primarily of Decorating Consultant royalties and bonuses, sales promotions and sales event expenses, personnel costs, and product licensing royalties. Decorating Consultant royalties and bonuses decreased $0.8 million, or 1.8% in 2005 as compared to 2004 due to the decline in net sales in the direct selling domestic segment. As a percentage of net sales, Decorating Consultant royalties and bonuses increased 0.4% due to the new Decorating Consultant career path and compensation program. Sales promotions decreased $3.2 million in 2005 as compared to 2004 due to the timing of sales promotions and the number of incentive trips. Sales event expenses increased $2.5 million in 2005 due to a change in the methodology for accounting for the Company’s annual

Seminar, which was accounted for as a period cost in the second quarter 2005. Personnel costs increased $0.2 million in the comparable periods. Product licensing royalties increased $0.5 million in 2005 as compared to 2004 due to a new product licensing agreement with regard to candle technology, and amendments to existing product licensing agreements.
Freight, Warehouse and Distribution Expense
     Freight, warehouse, and distribution expense decreased $1.7 million to $50.4 million for the nine months ended September 30, 2005 from $52.1 million when compared to the same period in 2004. As a percentage of net sales, freight, warehouse and distribution expense decreased 0.3%. Freight, warehouse and distribution expense was comprised primarily of personnel costs, facilities costs, and freight expense. Personnel and facilities costs decreased $0.3 million for the nine-month period ended in 2005 as compared to 2004 primarily due to a decrease in packaging supplies due to lower sales volume. Freight expense declined $1.4 million in 2005 as compared to 2004 primarily due to the decline in net sales and decrease in average order size. Freight expense as a percentage of sales remained flat in the comparable periods.
General and Administrative Expense
     General and administrative expense decreased $0.5 million, or 1.1%, to $48.9 million for the nine months ended September 30, 2005 from $49.4 million for the nine months ended September 30, 2004. General and administrative expense was comprised primarily of personnel costs, professional fees, corporate facilities costs, depreciation expense, contract services, insurance, and other operating expenses, and corporate organizational realignment costs. Personnel costs decreased $2.1 million in 2005 as compared to 2004 primarily due to severance costs related to both the shut down and consolidation of the Company’s glass and metals Mexico manufacturing operations that occurred in the second quarter of 2004, and to cost savings initiatives implemented by the Company in the second quarter of 2005. This was partially offset by increased expenses related to new strategic initiatives implemented by the Company in 2005, an increase in charitable contributions due to the Company’s hurricane relief promotion, an increase in depreciation expense, and an increase in facilities costs as compared to 2004.
     Included in cost of goods sold and selling, general and administrative expenses are certain non-recurring costs related to corporate organizational realignment expenses, shut down costs related to the Company’s Mexico manufacturing facilities, product recall costs, strategic planning consulting expenses, and consulting fees related to the amendments to the Company’s senior credit facility. These costs were approximately $7.3 million and $10.2 million for the nine months ended September 30, 2005 and 2004 respectively.
Other operating expenses
     Other operating expenses, which include loss (gain) on disposition of assets, stock option expense, and loss on debt refinancing decreased $3.4 million, or 59.4%, to $2.4 million in the nine months ended September 30, 2005 from $5.8 million in the nine months ended September 30, 2004. The decrease in other operating expenses of $3.4 million was due to the impairment of fixed assets and loss on asset sales of $1.6 million incurred in the first nine months of 2004 related to the shut down and consolidation of the Company’s glass and metals manufacturing operations in Mexico, and the loss on debt restructuring of $1.1 million incurred in the first quarter of 2004 related to the refinancing of the Company’s senior credit facility. Stock option expense decreased $1.1 million in 2005 to $2.1 million from $3.2 million in 2004; this is primarily due to the stock options that were forfeited by former employees during the third quarter 2005.
Other Income (Expense)
     Other income (expense) increased $4.8 million, or 17.6%, to $32.1 million net other expense in the nine months ended September 30, 2005 from $27.3 million net other expense in the nine months ended September 30, 2004. Other income (expense) was comprised primarily of interest income, interest expense, unrealized gain (loss) on derivatives, and exchange rate gain or loss. Interest income increased slightly in 2005 due to increased interest rates. Interest expense increased $9.5 million, or 37.4%, to $34.9 million in the nine months ended September 30, 2005 from $25.4 million in the nine months ended September 30, 2004. The increase was a result of higher debt balances related to revolver borrowings during the first nine months of 2005 and higher interest rates. In 2005, the Company recorded a $1.2 million unrealized gain on derivatives related to the interest rate swap agreements entered into in 2004 as required by the Company’s senior credit facility as compared to a $1.7 million unrealized loss in 2004. The Company recognized a $0.8 million foreign transaction exchange rate gain in the 2005 compared to a $0.4 million foreign transaction exchange rate loss in the comparable period of 2004 due to favorable exchange rates in Mexico.
Income Tax Provision
     The Company recognized a tax benefit of $17.9 million in the nine months ended September 30, 2005 as compared to a tax benefit of $3.6 million in the comparable period of 2004. This benefit is primarily a result of an $8.2 million benefit associated with the pre-tax loss of $22.1 million for the nine months ended September 30, 2005 and a $4.6 million benefit associated with the closing of manufacturing operations in Mexico which are eligible to be carried back to previous tax years to offset prior year taxable income and generate a cash tax refund, and a $12.7 million benefit related to the release of a reserve, due to the passage of time, which the Company accrued in 2001 as a result of the purchase of Company debt by affiliates of Hicks Muse and the associated issuance of preferred stock by the Company. These benefits are partially offset by a valuation allowance of $7.5 million against the Company’s deferred tax assets in the United States Income tax benefit as a percentage of income before income taxes was 81.1% for the nine months ended September 30, 2005 as compared to income tax benefit as a percentage of income before income taxes of 96.4% for the nine months ended September 30, 2004. See Note 8 to the consolidated financial statements for further discussion of income taxes.
Discontinued Operations
     On April 28, 2004, the Company discontinued the ceramics products manufacturing operations in the Company’s Mexico manufacturing facility. The operations and cash flows of the ceramics manufacturing operations have been eliminated from the Company’s ongoing operations and have been classified as discontinued operations. Discontinued operations loss was $3.9 million for the nine months ended September 30, 2004. The shutdown was completed in 2004 and there were no discontinued operations losses recorded in 2005.
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
Liquidity and Capital Resources
     Until 2005, the Company historically funded its operations, capital expenditures, and working capital requirements with cash flows from operating activities. During 2005, the Company funded its operations and capital expenditures primarily through revolving loans under the Company’s senior credit facility.
     The operating environment confronting the Company raises uncertainty about the Company’s ability to meet its debt obligations. As discussed below management is currently discussing refinancing alternatives. Management believes, if successful, such refinancing would improve the Company’s cash flows and allow it to meet its debt obligations in the normal course of business. If unsuccessful, the Company’s ability to continue as a going concern will be uncertain. The principal conditions giving rise to this uncertainty are as follows:
•	The Company has incurred losses from continuing operations before taxes and negative operating cash flows in five of the last six quarterly periods. This performance is the result of lower operating income from a decline in revenue and significant interest expense on indebtedness.

•	As a result of classifying $327.5 million of debt from our senior credit facility as a current obligation, the Company had a working capital deficit of $254.5 million as of September 30, 2005.

•	The Company was required to obtain waivers of compliance with financial covenants under the senior credit facility as of June 30, 2005 and September 30, 2005.

•	The Company has significant cash debt service requirements related to its senior credit facility and senior subordinated notes. In the event the Company is unable to obtain further waivers or otherwise agree with its lenders on the terms of a restructuring of such senior credit facility, the lenders under the senior credit facility could elect to accelerate all amounts outstanding under the senior credit facility.
     During 2005, the Company began to implement initiatives to improve productivity, improve efficiency, and reduce costs. The Company also made changes to its organizational structure to focus on key components of the business, improve financial reporting and controls at certain operations, and develop a more effective sales and marketing strategy.
     Management believes the successful implementation of its strategic initiatives and a debt restructuring should enable the Company to improve operating results and cash flows in the future. Management also believes the long-term benefits of its plan will stabilize the Company and improve its financial ratios.
     Achievement of projected cash flows from operations will be dependent upon the Company’s attainment of forecasted revenues, improved operating costs and trade support levels which are consistent with its financial plans. Such operating performance will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond the Company’s control, and there can be no assurance the Company’s plans will be achieved. In addition, as discussed below, the Company is in discussions with its lenders to obtain amendments to its senior credit facility that would modify or waive financial covenants and restructure existing obligations. In the event the Company is unable to obtain such modifications or waivers, or is unable to agree on the terms to restructure its obligations under the senior credit facility, the lenders under the senior credit facility could elect to accelerate all amounts under the facility, which would also constitute an event of default under the indenture governing the Company’s senior subordinated notes due 2008. In the event such debt is accelerated, the Company would be unable to pay such accelerated principal and interest obligations, including the notes, absent additional sources of equity or debt financing, which the Company may not be able to obtain on acceptable terms to it, or at all.
     As of September 30, 2005, the Company held $27.3 million in cash. The Company principally uses cash from operations to fund operating expenses, such as Decorating Consultant royalties, product licensing royalties, inventory purchases, and warehouse, freight and distribution costs.
     For the nine months ended September 30, 2005, the Company’s cash decreased $0.5 million to $27.3 million from $27.8 million as of December 31, 2004. The decrease resulted from $5.8 million of net cash used by operating activities and $7.3 million of net cash used by investing activities, offset by net cash provided by financing activities of $12.5 million.
     Net cash of $5.8 million used by operating activities consisted of $24.9 million provided by net income, as adjusted for non-cash items, and $30.7 million used by working capital. The net decrease in cash was primarily due to lower than anticipated sales volume. The Company expects to continue to fund operations and working capital requirements through cash flows from operating activities and, to the extent they remain available, revolving loans under the Company’s senior credit facility.
     Net cash of $7.3 million used by investing activities during the nine months ended September 30, 2005, consisted of capital expenditures for property, plant, and equipment related to upgrades for information technology and equipment to improve efficiencies in order fulfillment and manufacturing operations.
     In March 2004, the Company secured a senior credit facility, which provided a seven-year term loan facility of up to $320.0 million (the “Term Loans”), and a $50.0 million five-year revolving credit facility (the “Revolving Loans”), of which $20.0 million may be used for letters of credit. As of September 30, 2005, there were $302.5 million of Term Loans outstanding along with $2.6 million in letters of credit and $25.0 million in outstanding Revolving Loans. The term loan facility matures on March 31, 2011 and the revolving loan facility matures on March 31, 2009 provided that, in the event that the senior subordinated notes are not refinanced in whole on or prior to December 1, 2007 through the issuance of refinancing securities with a maturity no less than six months after March 31, 2011, incremental term loans, or an initial public offering, then all Term Loans outstanding will be due and payable, and the revolving credit facility will terminate on that date. The senior credit facility may be used for general corporate purposes and seasonal working capital needs. The senior credit facility, among other provisions, includes significant operating and financial restrictions, such as limits on the Company’s ability to incur indebtedness, create liens, sell assets, engage in mergers, acquisitions or consolidations, make investments and pay dividends. In addition, under the senior credit facility, the Company is required to comply with specified financial ratios and tests, including an interest coverage ratio, maximum leverage ratio, and maximum capital expenditures as defined per the senior credit facility agreement.
     The Term Loans under the senior credit facility bear interest, at the Company’s election, at either LIBOR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is the higher of the prime rate of JPMorgan Chase Bank, the Base CD rate in effect plus 1%, or the federal funds effective rate plus 0.5%. The interest rates on Term Loan borrowings outstanding under the senior credit facility were based on LIBOR as of September 30, 2005. As of September 30, 2005, Term Loan borrowings outstanding totaled $302.5 million with an interest rate of 8.85%. For the Revolving Loans, the applicable LIBOR margin and Alternate Base Rate margin are subject to adjustments, upwards or downwards after December 31, 2004, based upon the leverage ratio as defined by the senior credit agreement. As of September 30, 2005, Revolving Loan borrowings outstanding totaled $25.0 million at a LIBOR rate of 7.85%.
     In June 1998, the Company issued $200.0 million aggregate principal amount of 10 1/8% senior subordinated notes. As of September 30, 2005, the Company had a total of $149.1 million in principal outstanding. Such senior subordinated notes contain, among other provisions, restrictions on, among other things, the ability of the Company to incur debt, make restricted payments, create liens, sell assets, engage in mergers, acquisitions or consolidations, and enter into transactions with affiliates. At September 30, 2005, the Company was in compliance with such provisions. Interest payments commenced in December 1998 and continue semi-annually until the senior subordinated notes mature in 2008.
     Payments on the senior subordinated notes and the senior credit facility represent significant cash requirements for the Company. The Company has the option to redeem the senior subordinated notes in whole or in part at any time. The Term Loans under the amended senior credit facility require quarterly principal payments and monthly interest payments. During the nine months ended September 30, 2005, the Company paid a total of $37.3 million in debt service, consisting of principal payments under the senior credit facility of approximately $10.0 million, interest and commitment fees under the senior credit facility of approximately $19.1 million, interest on the senior subordinated notes of $7.5 million, and $0.7 million in interest on the Revolving Loans.
     On September 28, 2005, the Company entered into an amendment and waiver (the “Third Amendment”), to the Company’s senior credit facility. The Third Amendment waives compliance by the Company with the consolidated leverage ratio and consolidated interest coverage ratio from June 30, 2005 to (but not including) November 28, 2005. The Third Amendment also, among other things, (i) limits the availability of revolving extensions of credit under the senior credit facility to $35 million at any time outstanding, (ii) imposes an additional condition precedent to each extension of credit under the revolving portion of the senior credit facility pertaining to the amount of available cash on hand and the use of the proceeds of such extension of credit, (iii) requires the Company to prepay the revolving loans under certain circumstances with proceeds of cash on hand, (iv) restricts the ability of the Company to incur certain types of debt and create certain types of liens in excess of a specified dollar amount, (v) restricts certain transactions among the Company and the subsidiaries of the Company which are guarantors, on the one hand, and the Company’s non-guarantor subsidiaries, on the other hand, and (vi) suspends payment of fees in cash under the Company’s financial advisory and monitoring and oversight agreements with Hicks Muse during the waiver period discussed above and under periods of default under the senior credit facility.
     As a result of obtaining the Third Amendment, the Company recognized approximately $0.2 million loss related to a write off of unamortized debt issuance costs and $0.1 million of legal fees incurred for the three-month period ending, September 30, 2005. The Company also incurred debt issuance costs of $0.4 million that have been deferred.
     As of September 30, 2005, the Company was in compliance with the requirements set forth in the credit agreement under the senior credit facility, as amended, and the indenture with respect to the senior subordinated notes.
     Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to block principal and interest payment under the Company’s senior subordinated notes for up to 179 days and/or declare all amounts outstanding under the senior credit facility to be immediately due and payable and terminate all commitments to extend further credit under the Revolving Loans. Acceleration of the amounts outstanding under the senior credit facility would result in an event of default under the indenture governing the Company’s senior subordinated notes, which could result in the principal amount outstanding under the senior subordinated notes becoming due and payable immediately. In that event, the Company would not have sufficient liquidity to make the payments required under the senior credit facility and the senior subordinated notes and for working capital purposes.
     The Company is in discussions with its lenders to obtain amendments to the senior credit facility that would modify or waive the financial covenants that could be at issue on November 28, 2005 or otherwise restructure such obligations. However, there can be no assurance that the Company’s lenders will agree to any modifications or waivers under the senior credit facility or that the Company and its lenders will agree on the terms of a restructuring of such senior credit facility. As a result, the Term Loans outstanding of $302.5 million and the $25.0 million in Revolving Loans outstanding have been classified as a current liability on the September 30, 2005 consolidated balance sheet.
Off-Balance Sheet Arrangements
     At September 30, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships.
Market Sensitive Instruments and Risk Management
     The Company’s Products are sold in Mexico and Canada thereby subjecting the Company to financial market risk due to fluctuating foreign currency exchange rates. Historically, due to a stable foreign exchange rate and due to the fact that these operations have not been significant, the risk has been minor. However, as the Company’s international operations become significant to the Company as a whole, changes in foreign currency exchange rates could have a material effect on the Company in the future. The Company has not entered into any hedging instruments related to foreign currency risk. The following table represents, by country, the low and high currency exchange rates to the United States dollar, for the three months ended September 30, 2005:

Country	Currency	Low	High
Canada	Dollar	$0.8008	$0.8601
Mexico	Peso	$0.0912	$0.0949
     As a result of the interest pricing mechanism associated with the senior credit facility, the Company is exposed to financial market risk due to fluctuating interest rates. The Company monitors this risk and makes decisions to participate in interest hedging devices based on interest rate expectations, the Company’s desire to maintain total yield within predetermined levels and the ratio of fixed to variable debt. During the second quarter of 2004, the Company finalized a series of interest rate swap agreements with a trade date of May 5, 2004 and a start date of September 30, 2004, to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under the trade agreement the Company pays on a quarterly basis a fixed interest rate per quarter ranging from 1.91% to 5.18%. The agreement has a $100.0 million notional amount of indebtedness. The Company receives a variable rate of interest under the swaps based on the three-month LIBOR, excluding the margin paid under the credit facility on a quarterly basis. The Company recognized an unrealized gain of approximately $1.2 million in the consolidated statement of operations and comprehensive income for the nine months ended September 30, 2005, related to the interest rate swap agreement. The last interest rate swap in the series of interest rate swap agreements expires on September 28, 2007. The Company does not use derivative instruments for trading or speculative purposes.
     The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rates, based upon existing terms and does not take into account the impact of the interest rate swap agreement mentioned above, nor the impact of the current liability classification on the September 30, 2005 consolidates balance sheet for the outstanding Term Loans and Revolving Loans. The interest rates are estimated based on actual and implied forward rates using a yield as of September 30, 2005. The Notes are at a fixed rate of 10.125% and will mature in 2008.

	Expected Maturity Date
	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
Term Loan LIBOR Variable Rate Debt	$3,750	$15,000	$283,750	—	$302,500	$276,788
Average Interest Rate	9.25%	9.70%	9.78%	—	—	—
Revolving Loan LIBOR Variable Rate Debt	$—	$—	$25,000	—	$25,000	$22,875
Average Interest Rate	8.25%	8.70%	8.78%	—	—	—
Fixed-Rate Debt	—	—	—	$149,100	$149,100	$102,879
Interest Rate	—	—	—	10.125%	—	—
Inflation
     Although the Company’s operations are affected by general economic trends, inflation and changing prices did not have a material impact on the Company’s operations during the nine months ended September 30, 2005.
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
     In December 2004, FASB issued Staff Position Statement No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS No. 109-2”). The American Jobs Creation Act signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP FAS No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the American Jobs Creation Act for purposes of applying SFAS No. 109, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company may elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated during 2005. The Company adopted FSP FAS No. 109-2 and there was not a financial accounting impact associated with its adoption.
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
     In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim, or annual reporting period that begins after June 15, 2005. In April of 2005, the Securities and Exchange Commission issued a ruling that SFAS No. 123(R) is now effective for registrants that are not a small business issuer will be required for annual, rather than interim, periods that begin after June 15, 2005, and the effective date for public entities that file as small business issuers is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the guidance provided under SFAS No. 123(R).
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
ITEM 4. CONTROLS AND PROCEDURES
     Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.
     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME INTERIORS & GIFTS, INC.

By:	/s/ GEORGE FINFROCK

George Finfrock
Vice President, Controller
(principal accounting officer)
Date: November 14, 2005

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.